Form 10-Q
period 1998-03-31
HORIZON MEDICAL PRODUCTS INC
filed 1998-05-29
CIK 1052958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24025
                                               ---------

                         HORIZON MEDICAL PRODUCTS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Georgia                                                      58-1882343
-------------------------------                                       ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


One Horizon Way
P.O. Box 627
Manchester, Georgia                                                        31816
-------------------                                                        -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                706-846-3126
                                                                   ------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  x   No
                                    ---     ---
The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 25, 1998 was 13,366,278.

                         HORIZON MEDICAL PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,        December 31,
                                                                                         1998               1997
                                                                                     ------------       ------------
                                                                                      (Unaudited)
                                                    ASSETS
CURRENT ASSETS:
       Cash and cash equivalents ..............................................      $  1,758,365       $  2,893,924
       Account receivable - trade, net ........................................         4,675,909          3,720,031
       Inventories ............................................................         5,313,264          5,405,861
       Prepaid expenses and other current assets ..............................           410,172            366,942
       Deferred taxes .........................................................           569,393            569,393
                                                                                     ------------       ------------
           Total current assets ...............................................        12,727,103         12,956,151
       Property and equipment, net ............................................         2,496,615          2,341,508
       Intangible assets, net .................................................        15,284,066         15,726,406
       Deferred taxes .........................................................           254,988            254,988
       Other assets ...........................................................           616,976            297,852
                                                                                     ------------       ------------
           Total assets .......................................................      $ 31,379,748       $ 31,576,905
                                                                                     ============       ============

                                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
       Accounts payable - trade ...............................................      $  1,420,861       $  1,722,183
       Accounts payable - affiliate ...........................................                --              4,212
       Accrued acquisition liabilities ........................................           508,757            762,859
       Other accrued expenses .................................................           878,735            918,855
       Income taxes payable ...................................................           108,145            409,726
       Current portion of long-term debt ......................................         2,265,973          1,959,482
       Current portion of payable under non-compete and consulting agreement ..           292,163            336,268
                                                                                     ------------       ------------
           Total current liabilities ..........................................         5,474,634          6,113,585
       Long-term debt, net of current portion .................................        24,595,642         23,970,805
       Payable under non-compete and consulting agreements,
           net of current portion .............................................         1,463,319          1,463,319
       Put warrant repurchase obligation ......................................                --         11,000,000
       Other liabilities ......................................................           175,252            178,951
                                                                                     ------------       ------------
           Total liabilities ..................................................        31,708,847         42,726,660
                                                                                     ------------       ------------

SHAREHOLDERS' DEFICIT:
       Preferred stock, $.001 par value per share; 5,000,000 shares authorized,
           none issued and outstanding ........................................                --                 --
       Common stock, $.001 par value per share; 50,000,000 shares authorized,
           9,419,450 shares issued and outstanding in 1998 and 1997 ...........             9,419              9,419
       Additional paid-in capital .............................................        11,262,021          1,270,771
       Common stock to be issued (Note 6) .....................................           657,256                 --
       Shareholders' notes receivable .........................................          (398,525)          (398,525)
       Accumulated deficit ....................................................       (11,859,270)       (12,031,420)
                                                                                     ------------       ------------
           Total shareholders' deficit ........................................          (329,099)       (11,149,755)
                                                                                     ------------       ------------
           Total liabilities and shareholders' deficit ........................      $ 31,379,748       $ 31,576,905
                                                                                     ============       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  March 31,
                                                                        ----------------------------
                                                                            1998             1997
                                                                        -----------       ----------
                                                                        (Unaudited)       (Unaudited)
Net sales ........................................................      $ 6,708,869       $1,941,434
Cost of goods sold ...............................................        2,533,556          813,779
                                                                        -----------       ----------
Gross profit .....................................................        4,175,313        1,127,655
Selling, general and administrative expenses .....................        2,962,875        1,116,449
                                                                        -----------       ----------

Operating income .................................................        1,212,438           11,206
                                                                        -----------       ----------
Other income (expense):
        Interest expense .........................................       (1,942,072)        (174,907)
        Other income .............................................           11,138           11,203
                                                                        -----------       ----------
                                                                         (1,930,934)        (163,704)
                                                                        -----------       ----------
        Loss before income taxes and extraordinary item ..........         (718,496)        (152,498)
Income tax expense ...............................................         (209,354)              --
                                                                        -----------       ----------
        Loss before extraordinary item ...........................         (927,850)        (152,498)
Extraordinary gain on early extinguishment of put feature (Note 5)        1,100,000               --
                                                                        -----------       ----------
        Net income (loss) ........................................      $   172,150       $ (152,498)
                                                                        ===========       ==========
Net loss per share before extraordinary item - basic and diluted .      $      (.10)      $     (.02)
                                                                        ===========       ==========

Net income (loss) per share - basic and diluted ..................      $       .02       $     (.02)
                                                                        ===========       ==========

Weighted average common shares outstanding - basic ...............        9,424,990        9,419,450
                                                                        ===========       ==========
Weighted average common shares outstanding - diluted .............       10,205,002        9,419,450
                                                                        ===========       ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              March 31,
                                                                                   ---------------------------
                                                                                       1998             1997
                                                                                   -----------       ---------
                                                                                   (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...........................................................      $   172,150       $(152,498)
                                                                                   -----------       ---------
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
               Extraordinary gain on early extinguishment of put feature            (1,100,000)             --
               Depreciation .................................................           92,901          37,117
               Amortization .................................................          453,920         114,449
               Amortization of discount .....................................        1,081,732         127,028
               Non-cash officer compensation ................................           91,250          91,000
               Non-cash consulting expense ..................................          657,256              --
               (Increase) decrease in operating assets:
                      Accounts receivable ...................................         (955,878)         61,822
                      Inventories ...........................................           92,597            (269)
                      Prepaid expenses and other assets .....................         (362,354)        (49,424)
               Increase (decrease) in operating liabilities:
                      Accounts payable - trade ..............................         (301,322)         77,457
                      Accounts payable - affiliate ..........................           (4,212)        (13,001)
                      Income taxes payable ..................................         (301,581)             --
               Accrued expenses and other liabilities .......................         (297,921)       (110,182)
                                                                                   -----------       ---------
                      Net cash (used in) provided by operating activities ...         (681,462)        183,499
                                                                                   -----------       ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures ........................................................         (248,005)        (12,954)
Change in non-operating assets ..............................................          (11,582)             --
                                                                                   -----------       ---------
        Net cash used in investing activities ...............................         (259,587)        (12,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable - shareholders .............................................               --          (6,665)
Cash overdraft ..............................................................               --         (31,637)
Principal payments on long-term debt ........................................         (194,510)       (114,389)
                                                                                   -----------       ---------
        Net cash used in financing activities ...............................         (194,510)       (152,691)
                                                                                   -----------       ---------
        Net (decrease) increase in cash and cash equivalents ................       (1,135,559)         17,854
Cash and cash equivalents, beginning of period ..............................        2,893,924         217,753
                                                                                   -----------       ---------

Cash and cash equivalents, end of period ....................................      $ 1,758,365       $ 235,607
                                                                                   ===========       =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The condensed consolidated balance sheet of Horizon Medical Products, Inc. (the Company) at December 31, 1997 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and instructions to Form 10-Q. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Registration Statement on SEC Form S-1.


2.   INVENTORIES

     A summary of inventories is as follows:

                                                                          March 31,        December 31,
                                                                             1998              1997
                                                                          ----------       ------------
     Raw materials...................................................     $2,225,825        $2,300,745
     Work in process.................................................        992,003           692,054
     Finished goods..................................................      2,352,868         2,662,995
                                                                          ----------        ----------
                                                                           5,570,696         5,655,794
     Less inventory reserves.........................................        257,432           249,933
                                                                          ----------        ----------
                                                                          $5,313,264        $5,405,861
                                                                          ==========        ==========

                         HORIZON MEDICAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share (EPS) is as follows:

                                                                    For the Quarter Ended March 31, 1998
                                                                    ------------------------------------
                                                              Income               Shares               Per-share
                                                            Numerator            Denominator             Amount
                                                            ---------            -----------             ------
     Basic EPS.....................................     $         172,150            9,424,990           $   .02
     Effect of Dilutive Securities.................                    --              780,012
                                                        -----------------       --------------
     Diluted EPS...................................     $         172,150           10,205,002           $   .02
                                                        =================       ==============           =======


                                                                    For the Quarter Ended March 31, 1997
                                                                    ------------------------------------
                                                               Loss                Shares               Per-share
                                                             Numerator           Denominator             Amount
                                                             ---------           -----------             ------
     Basic and Diluted EPS.........................     $        (152,498)           9,419,450           $  (.02)
                                                        =================       ==============           =======


4.   ACQUISITIONS

     On June 20, 1997, the Company, together with Arrow International, Inc. ("Arrow"), an unrelated entity, entered into a joint purchase agreement (the "Stock Purchase Agreement") to acquire all of the stock of Strato/Infusaid Inc. (Strato), located in Norwood, Massachusetts, for a purchase price of $21,250,000. Strato produced and distributed vascular access products (the "Port Business") and implantable infusion pump products (the "Pump Business"). Under the Stock Purchase Agreement, the Company acquired 275,294 shares of Strato's stock for $19,500,000, and Arrow acquired 24,706 shares of Strato's stock (the "Arrow Shares") for $1,750,000.

     The transaction was completed on July 15, 1997. On that date, the Company and Arrow entered into an asset purchase and stock redemption agreement (the "Arrow Agreement") wherein the Company, as beneficial owner of a majority of the stock of Strato, sold the Pump Business and its related assets to Arrow in exchange for the Arrow Shares and Arrow's assumption of certain liabilities of Strato. The assets acquired and liabilities assumed under the Stock Purchase Agreement were divided between the Company and Arrow as outlined in the Arrow Agreement.

     The Company accounted for the acquisition under the purchase method of accounting. Goodwill of $11,548,033 was recorded and is being amortized over thirty years.

                         HORIZON MEDICAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The estimated fair value of assets acquired and liabilities assumed in the acquisition is as follows:

                                                   Strato
                                                ------------
     Accounts receivable, net ............      $  1,813,863
     Inventories .........................         4,434,204
     Other current assets ................           101,775
     Property and equipment ..............           758,356
     Intangibles and other assets ........        13,183,033
     Deferred income tax asset ...........           734,082
     Accounts payable and accrued expenses        (1,525,313)
                                                ------------
              Purchase price .............      $ 19,500,000
                                                ============

     The following unaudited pro forma summary for the three months ended March 31, 1997 combines the results of the Company with the acquisition of the Port Business of Strato as if the acquisition had occurred at the beginning of 1997. Certain adjustments, including interest expense on the acquisition debt, amortization of intangible assets, and income tax effects, have been made to reflect the impact of the purchase transaction . These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1997, or of results which may occur in the future.

                                                         March 31,
                                                           1997
                                                        ----------
     Sales .......................................      $4,977,000
     Net Income ..................................      $  573,000
     Net Income per share - basic and diluted ....      $      .06

         Pro forma earnings per share was calculated by dividing pro forma net income by the weighted average shares outstanding of 9,419,450.


5.       EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF PUT FEATURE.

         Effective January 29, 1998, NationsCredit, the Company's lender, agreed to the early extinguishment of the put feature related to the warrants issued to NationsCredit in July 1997. As a result of this early extinguishment the Company recorded a one time gain of $1.1 million. In addition, the net recorded value of the put feature of approximately $9.9 million was reclassified to additional paid-in capital in 1998.

                         HORIZON MEDICAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       COMMON STOCK TO BE ISSUED.

         In March 1998 the Company became obligated under a consulting agreement with Healthcare Alliance to issue 45,328 shares of the Company's Common Stock in connection with the signing of a group purchasing agreement with Premier Purchasing Partners, L.P. (the Premier Agreement). These shares had not been issued as of March 31, 1998 and were recorded as Common stock to be issued, with a corresponding charge to consulting expense.


7.       SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING

         On April 20, 1998, the Company completed a public offering (the Offering) of 3,473,000 shares of common stock at $14.50 per share. The Offering included 2,600,000 shares of common stock issued by the Company and 873,000 shares sold by a group of selling shareholders. Subsequently the underwriters of the Offering exercised their option to purchase 520,950 shares of common stock at $14.50 per share to cover over-allotments. Total proceeds to the Company after underwriters' discounts and commissions were $42,070,406.

8.       REVOLVING CREDIT AGREEMENT

         Effective May 26, 1998, the Company entered into a $50 million amended and restated Revolving Line of Credit Agreement with Nations Credit Commercial Corporation and certain other lenders. The Company's obligations under the agreement are secured by liens on substantially all of the Company's assets, including inventory, accounts receivable and general intangibles and a pledge of the stock of the Company's subsidiaries. The Company's obligations under the Line of Credit Agreement are also guaranteed by each of the Company's subsidiaries. Such guarantees are secured by liens on substantially all of the subsidiary's respective assets.

9.       RECENTLY ISSUED ACCOUNTING STANDARDS.

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. The Company is required to adopt these statements in 1998. The impact of these pronouncements on the Company is currently being evaluated and is not expected to be material.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET SALES. Net sales increased 245.6% to $6.7 million for the first quarter of 1998, from $1.9 for the same period in 1997. This increase is primarily attributable to sales of the products acquired in the Strato/Infusaid Acquisition, which represented $4.0 million of the increase. Non-acquisition growth was $814,343.

GROSS PROFIT. Gross profit increased 270.3% to $4.2 million for the first quarter of 1998, from $1.1 million for the same period in 1997. Gross margin increased to 62.2% for the first quarter of 1998, from 58.1% for the same period in 1997. The gross margin increase is primarily attributable to the port product line acquired in the Strato/Infusaid Acquisition having a higher margin than the Company's existing port product line and an increase in sales of triple lumen catheters which have a higher margin than the Company's other catheters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses increased to $3.0 million for the first quarter of 1998, from $1.1 million for the same period in 1997. This increase is primarily attributable to increased compensation expenses associated with the development of the Company's sales force and $657,256 of consulting expense associated with the signing of the Premier Agreement, as discussed in Note 6. Selling, general and administrative expenses declined as a percentage of net sales to 44.2% in 1998 from 57.5% in 1997 due to substantial revenue growth in 1998.

INTEREST EXPENSE. Net interest expense increased to $1.9 million in 1998 from $174,907 in 1997. The increase is primarily a result of the amortization of debt discount and deferred loan costs, and interest expense associated with the Credit Facility.

INCOME TAX EXPENSE. Income taxes increased to $209,354 in 1998 from zero in 1997, due to the Company generating taxable income in the quarter ended March 31, 1998 and a taxable loss in 1997. The Company had a full valuation allowance recorded against its net deferred tax asset at March 31, 1997. No valuation allowance was considered necessary in March 31, 1998.

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF PUT FEATURE. Effective January 29, 1998, NationsCredit, the Company's lender, agreed to the early extinguishment of the put feature related to the warrants issued to NationsCredit in July 1997. As a result of this early extinguishment the Company recorded a one time gain of $1.1 million. In addition, the net recorded value of the put feature of approximately $9.9 million was reclassified to additional paid-in capital in 1998.

LIQUIDITY AND CAPITAL RESOURCES. Net cash (used in) provided by operating activities was $(681,462) and $183,499 for the three months ended March 31, 1998 and 1997, respectively. This fluctuation was due primarily to an increase in accounts receivable at March 31, 1998. Net cash used in investing activities was $259,587 and $12,954 for the three months ended March 31, 1998 and 1997 respectively. The increase in 1998 was due primarily to increased capital expenditures at its manufacturing facility in Manchester, Georgia. Net cash used in financing activities was $194,510 and $152,691 for the three months ended March 31, 1998 and 1997 respectively. The primary use of cash in financing activities in 1998 related to principal payments on long-term debt. As discussed in Note 7, on April 20, 1998, the Company completed an initial public offering of its common stock resulting in proceeds to the Company after underwriters' discounts and commissions were $42,070,406. Additionally, as discussed in Note 8, the Company entered into a $50 million amended and restated Revolving Line of Credit Agreement with Nations Credit Commercial Corporation and certain other lenders. The Company expects to use excess proceeds from the Offering, after repayment of existing debt, as well as the availability under the Revolving Credit Agreement, for working capital, capital expenditures and for general corporate purposes, including the funding of acquisitions.

FORWARD-LOOKING STATEMENTS
Certain statements and information included herein may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Act of 1934 as amended by the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed, implied or contemplated by such forward-looking statements. Such factors include, among other things, the ability to integrate acquired business; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; the ability to develop and implement operational and financial systems to manage rapidly growing operations; the Company's dependence on key personnel; and other factors referenced herein. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

YEAR 2000 ISSUES
The approaching year 2000 could result in challenges related to the Company's computer software, accounting records and relationships with suppliers and customers. Management of the Company is studying year 2000 issues and is seeking to avoid such problems. Based on the Company's review of its business and operating systems, the Company does not expect to incur material costs with respect to assessing and remediating year 2000 problems; however, there can be no assurance that such problems will not be encountered or that the costs incurred to resolve such problems will not be material.

                         HORIZON MEDICAL PRODUCTS, INC.

                           PART II - OTHER INFORMATION



ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Effective May 26, 1998, the Company entered into the amended and restated Revolving Line of Credit Agreement with NationsCredit Commercial Corporation and certain other lenders. The amended and restated Revolving Line of Credit Agreement contains restrictions on the ability of the Company to pay cash dividends on its Common Stock.

         (b) Effective upon consummation of the Company's initial public offering (the "Offering"), in [March] 1998, the Company granted to (I) its outside directors options to acquire an aggregate of 40,000 shares of Common Stock and (ii) to an executive officer of the Company options to acquire 10,000 shares of Common Stock. Such grants were made under the Company's Stock Incentive Plan in reliance on Rule 701 promulgated under the Securities Act. Such options are exercisable at $14.50 per share. On March 20, 1998, the Company granted to a third party in connection with a group purchasing agreement entered into with such party a Warrant to acquire up to 500,000 shares of Common Stock at $14.50 per share. Such issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         (d) The Company's Registration Statement on Form S-1 (Registration No. 333-46349) relating to the Offering of 3,473,000 shares (the "Offered Shares") of the Company's Common Stock, par value $.001 per share, was declared effective on April 14, 1998. 2,600,000 of the Offered Shares covered by the Registration Statement were offered and sold by the Company and 873,000 of the Offered Shares covered by Registration Statement were offered and sold by three Selling Shareholders identified in the Registration Statement. The managing underwriters for the Offering were Credit Suisse First Boston, BancAmerica Robertson Stephens and NationsBanc Montgomery Securities LLC. The Offering commenced April 15, 1998, all securities offered thereby were sold and the Offering was terminated. On April 24, 1998, the underwriters for the Offering exercised their option to acquire from the Company an additional 520,950 shares of Common Stock to cover over-allotments. All such over-allotments were sold and the Offering with respect thereto was terminated.

             The Offered Shares sold by the Company were sold at a price to the public of $14.50 per share, for aggregate gross proceeds to the Company of approximately $37,700,000 (giving effect to the exercise of the over-allotment option, $45,253,775) and aggregate gross proceeds to the Selling Shareholders of $12,658,500. The total expenses incurred by the Company in connection with the Offering, including underwriting discounts and commissions, are estimated to be approximately $3,902,000 (giving effect to the exercise of the over-allotment option, $4,433,369), resulting in net offering proceeds to the Company of approximately $33,798,000 (giving effect to the exercise of the over-allotment option, $40,820,406). As of May 25, 1998, the net proceeds to the Company from the

Offering had been used as follows: (I) approximately $24.6 million to repay indebtedness outstanding under the Company's previous credit facility, (ii) approximately $3.4 million to repay obligations relating to the acquisition by the Company of NeoStar Medical Technologies, Inc., and (iii) approximately $0.5 million to acquire additional office space in Atlanta, Georgia, from an affiliate of the Company. The remaining net proceeds of the Offering to the Company of approximately $12.4 million will be used for working capital, capital expenditures and for general corporate purposes including, among other things, the funding of acquisitions of complementary businesses.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  Exhibit Number    Description
                  --------------    -----------
                           3.1      Amended and Restated Articles of
                                    Incorporation of the Company (incorporated
                                    by reference to the registrant's
                                    Registration Statement on Form S-1, File No.
                                    333-46349)

                           3.2      Amended and Restated Bylaws of the Company
                                    (incorporated by reference to the
                                    registrant's Registration Statement on Form
                                    S-1, File No. 333-46349)

                           4.1      See Articles II, III, VII and IX of the
                                    Amended and Restated Articles of
                                    Incorporation filed as Exhibit 3.1 and
                                    Articles I, VII, VIII and IX of the Amended and Restated Bylaws filed as Exhibit 3.2
                                    (incorporated by reference to the
                                    registrant's Registration Statement on Form
                                    S-1, File No. 333-46349)

                           10.1     Amended and Restated Credit Agreement

                           27.1     Financial Data Schedule (for SEC use only)

         (B)      REPORTS ON FORM 8-K

                  There have been no reports on Form 8-K filed by the Company during the quarter ended March 31, 1998.

                         HORIZON MEDICAL PRODUCTS, INC.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HORIZON MEDICAL PRODUCTS, INC.
                                    ------------------------------
                                    (Registrant)


May 29, 1998                        /s/ Mark A. Jewett
------------                        ------------------------------------
                                    Mark A. Jewett,
                                    Vice President of Finance
                                    (Principal Accounting Officer and
                                    Duly Authorized Officer)