Form 10-Q
period 1998-06-30
HORIZON MEDICAL PRODUCTS INC
filed 1998-08-14
CIK 1052958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission file number 000-24025
                                               ---------

                         HORIZON MEDICAL PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)


            Georgia                                                   58-1882343
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


One Horizon Way
P.O. Box 627
Manchester, Georgia                                                        31816
---------------------------------------                             ------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:                 706-846-3126
                                                                    ------------

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  x   No
                                     ---     ---

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of, August 12, 1998 was 13,366,278.

PART I - FINANCIAL INFORMATION

                         HORIZON MEDICAL PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,          December 31,
                                                                                        1998                1997
                                                                                    ------------        ------------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................    $  2,829,539        $  2,893,924
  Account receivable - trade, net ..............................................       5,645,593           3,720,031
  Inventories ..................................................................       6,622,947           5,405,861
  Prepaid expenses and other current assets ....................................         557,488             366,942
  Deferred taxes ...............................................................         569,393             569,393
                                                                                    ------------        ------------
     Total current assets ......................................................      16,224,960          12,956,151
  Property and equipment, net ..................................................       3,337,056           2,341,508
  Intangible assets, net .......................................................      24,547,981          15,726,406
  Deferred taxes ...............................................................         254,988             254,988
  Other assets .................................................................         109,109             297,852
                                                                                    ------------        ------------
     Total assets ..............................................................    $ 44,474,094        $ 31,576,905
                                                                                    ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - trade .....................................................    $  1,439,949        $  1,726,395
  Accrued acquisition liabilities ..............................................         126,000             762,859
  Other accrued expenses .......................................................         749,591             918,855
  Income taxes payable .........................................................         709,878             409,726
  Current portion of long-term debt ............................................         415,618           1,959,482
  Current portion of payable under non-compete and consulting agreements........              --             336,268
                                                                                    ------------        ------------
     Total current liabilities .................................................       3,441,036           6,113,585
  Long-term debt, net of current portion .......................................         162,618          23,970,805
  Payable under non-compete and consulting agreements, net of current
     portion ...................................................................              --           1,463,319
  Put warrant repurchase obligation ............................................              --          11,000,000
  Other liabilities ............................................................         171,552             178,951
                                                                                    ------------        ------------
     Total liabilities .........................................................       3,775,206          42,726,660
                                                                                    ------------        ------------

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value per share; 5,000,000 shares authorized,
     none issued and outstanding ...............................................              --                  --
  Common stock, $.001 par value per share; 50,000,000 shares authorized,
     13,366,278 and 9,419,450 shares issued and outstanding in 1998 and 1997,
     respectively ..............................................................          13,366               9,419
  Additional paid-in capital ...................................................      52,075,658           1,270,771
  Shareholders' notes receivable ...............................................        (398,525)           (398,525)
  Accumulated deficit ..........................................................     (10,991,611)        (12,031,420)
                                                                                    ------------        ------------
     Total shareholders' equity (deficit).......................................      40,698,888         (11,149,755)
                                                                                    ------------        ------------
     Total liabilities and shareholders' equity (deficit).......................    $ 44,474,094        $ 31,576,905
                                                                                    ============        ============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended
                                                                                                June 30,
                                                                                    --------------------------------
                                                                                        1998                1997
                                                                                    ------------        ------------
                                                                                    (Unaudited)         (Unaudited)
Net sales ......................................................................    $  6,858,690        $  2,216,415
Cost of goods sold .............................................................       2,499,667             989,537
                                                                                    ------------        ------------
Gross profit ...................................................................       4,359,023           1,226,878
Selling, general and administrative expenses ...................................       2,439,122           1,194,056
                                                                                    ------------        ------------

Operating income ...............................................................       1,919,901              32,822
                                                                                    ------------        ------------
Other income (expense):
   Interest expense ............................................................        (299,247)           (172,595)
   Other income ................................................................          11,138              11,138
                                                                                    ------------        ------------
                                                                                        (288,109)           (161,457)
                                                                                    ------------        ------------

   Income (loss) before income taxes and extraordinary item ....................       1,631,792            (128,635)
Income tax expense .............................................................        (680,719)                 --
                                                                                    ------------        ------------
   Income (loss) before extraordinary item .....................................         951,073            (128,635)
Extraordinary loss on early extinguishment of debt, net of income tax benefit
   of $53,330 ..................................................................         (83,414)                 --
                                                                                    ------------        ------------
   Net income (loss) ...........................................................    $    867,659        $   (128,635)
                                                                                    ============        ============

Net income (loss) per share before extraordinary item - basic and diluted ......    $        .08        $       (.01)
                                                                                    ============        ============

Net income (loss) per share - basic and diluted ................................    $        .07        $       (.01)
                                                                                    ============        ============

Weighted average common shares outstanding - basic .............................      12,534,467           9,419,450
                                                                                    ============        ============
Weighted average common shares outstanding - diluted ...........................      12,663,129           9,419,450
                                                                                    ============        ============

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    --------------------------------
                                                                                        1998                1997
                                                                                    ------------        ------------
                                                                                    (Unaudited)         (Unaudited)
Net sales ......................................................................    $ 13,567,559        $  4,157,849
Cost of goods sold .............................................................       5,033,223           1,803,316
                                                                                    ------------        ------------
Gross profit ...................................................................       8,534,336           2,354,533
Selling, general and administrative expenses ...................................       5,401,997           2,310,505
                                                                                    ------------        ------------

Operating income ...............................................................       3,132,339              44,028
                                                                                    ------------        ------------
Other income (expense):
       Interest expense ........................................................      (2,241,319)           (347,502)
       Other income ............................................................          22,276              22,341
                                                                                    ------------        ------------
                                                                                      (2,219,043)           (325,161)
                                                                                    ------------        ------------

       Income (loss) before income taxes and extraordinary item ................         913,296            (281,133)
Income tax expense .............................................................        (890,073)                 --
                                                                                    ------------        ------------
       Income (loss) before extraordinary item .................................          23,223            (281,133)
Extraordinary gain on early extinguishment of put feature (Note 6) .............       1,100,000                  --
Extraordinary loss on early extinguishment of debt .............................         (83,414)                 --
                                                                                    ------------        ------------
       Net income (loss) .......................................................    $  1,039,809        $   (281,133)
                                                                                    ============        ============

Net income (loss) per share before extraordinary item - basic and diluted ......    $        .00        $       (.03)
                                                                                    ============        ============

Net income (loss) per share - basic and diluted ................................    $        .09        $       (.03)
                                                                                    ============        ============

Weighted average common shares outstanding - basic .............................      10,988,318           9,419,450
                                                                                    ============        ============
Weighted average common shares outstanding - diluted ...........................      11,441,123           9,419,450
                                                                                    ============        ============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    --------------------------------
                                                                                        1998                1997
                                                                                    ------------        ------------
                                                                                    (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................    $  1,039,809        $   (281,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Extraordinary gain on early extinguishment of put feature ...........      (1,100,000)                 --
           Depreciation ........................................................         176,960              75,205
           Amortization ........................................................         760,889             177,720
           Amortization of discount ............................................       1,985,559             162,227
           Non-cash officer compensation .......................................          91,250             182,000
           Non-cash consulting expense .........................................         657,256                  --
           (Increase) decrease in operating assets:
                Accounts receivable ............................................      (1,925,562)            (56,807)
                Inventories ....................................................        (476,865)              9,071
                Prepaid expenses and other assets ..............................          (1,803)           (259,979)
           Increase (decrease) in operating liabilities:
                Accounts payable - trade .......................................        (286,446)             88,761
                Income taxes payable ...........................................         300,152                  --
           Accrued expenses and other liabilities ..............................        (941,022)            (23,866)
                                                                                    ------------        ------------
                Net cash provided by operating activities ......................         280,177             73,199
                                                                                    ------------        ------------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures ...........................................................      (1,081,508)            (40,519)
Cash paid for acquisitions .....................................................      (9,412,561)                 --
Change in non-operating assets .................................................        (107,932)                 --
                                                                                    ------------        ------------
           Net cash used in investing activities ...............................     (10,602,001)            (40,519)
                                                                                    ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable - shareholders ................................................              --             (13,403)
Cash overdraft .................................................................              --             (14,855)
Principal payments on debt .....................................................     (29,619,307)           (221,796)
Deferred financing costs .......................................................        (283,582)                 --
Proceeds from initial public offering, net of offering costs ...................      40,160,245                  --
Proceeds from the exercise of stock warrants....................................              83                  --
                                                                                    ------------        ------------
           Net cash provided by (used in) financing activities .................      10,257,439            (250,054)
                                                                                    ------------        ------------
           Net decrease in cash and cash equivalents ...........................         (64,385)           (217,374)
Cash and cash equivalents, beginning of period .................................       2,893,924             217,753
                                                                                    ------------        ------------

Cash and cash equivalents, end of period .......................................    $  2,829,539        $        379
                                                                                    ============        ============

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    The condensed consolidated balance sheet of Horizon Medical Products, Inc. (the "Company") at December 31, 1997 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and instructions to Form 10-Q. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Registration Statement on SEC Form S-1.

2.  INVENTORIES

    A summary of inventories is as follows:

                                                                                      June 30,          December 31,
                                                                                        1998                1997
                                                                                    ------------        ------------
    Raw materials ..............................................................    $  3,586,086        $  2,300,745
    Work in process ............................................................         893,536             692,054
    Finished goods .............................................................       2,328,257           2,662,995
                                                                                    ------------        ------------
                                                                                       6,807,879           5,655,794
    Less inventory reserves ....................................................         184,932             249,933
                                                                                    ------------        ------------
                                                                                    $  6,622,947        $  5,405,861
                                                                                    ============        ============

3.  INITIAL PUBLIC OFFERING

    On April 20, 1998, the Company completed an initial public offering
    (the "Offering") of 3,473,000 shares of common stock at $14.50 per share. The Offering included 2,600,000 shares of common stock issued by the Company and 873,000 shares sold by a group of selling shareholders. Subsequently the underwriters of the Offering exercised their option to purchase 520,950 shares of common stock at $14.50 per share to cover over-allotments. Total proceeds to the Company after underwriters' discounts and commissions and other offering costs were $40,160,245.

4.  EARNINGS PER SHARE

    A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:

                                         For the Quarter Ended June 30, 1998      For the Six Months Ended June 30, 1998
                                        --------------------------------------    --------------------------------------
                                          Income         Shares      Per-share      Income         Shares      Per-share
                                        Numerator     Denominator      Amount     Numerator     Denominator      Amount
                                        ----------    -----------    ---------    ----------    -----------    ---------
    Basic EPS .......................   $  867,659     12,534,467    $     .07    $1,039,809     10,988,318    $     .09
    Effect of dilutive securities ...           --        128,662                         --        452,805
                                        ----------    -----------                 ----------    -----------
    Diluted EPS .....................   $  867,659     12,663,129    $     .07    $1,039,809     11,441,123    $     .09
                                        ==========    ===========    =========    ==========    ===========    =========


                                         For the Quarter Ended June 30, 1997      For the Six Months Ended June 30, 1997
                                        --------------------------------------    --------------------------------------
                                          Loss           Shares      Per-share      Loss           Shares      Per-share
                                        Numerator     Denominator      Amount     Numerator     Denominator      Amount
                                        ----------    -----------    ---------    ----------    -----------    ---------
    Basic and Diluted EPS ...........   $ (128,635)     9,419,450    $    (.01)   $ (281,133)     9,419,450    $    (.03)
                                        ==========    ===========    =========    ==========    ===========    =========

5.  ACQUISITIONS

    On June 2, 1998, the Company consummated the acquisition of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. ("Norfolk"). As consideration for the assets acquired, the Company (i) paid Norfolk an aggregate of approximately $7.4 million in cash, and (ii) paid approximately $1.9 million in cash into an escrow account. The escrow will be released upon the successful transition by Norfolk of the manufacturing of the Human Product Line to Manchester, Georgia. The Company accounted for the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets of Norfolk based on their estimated fair values at the date of acquisition. Operating results of Norfolk since June 2, 1998 are included in the Company's condensed consolidated financial statements for the three months and six months ended June 30, 1998.

    The estimated fair values of assets acquired in the acquisition are as follows:

                                                                                  Norfolk
                                                                                  -------
    Inventories, net .................................................          $  714,075
    Property and equipment ...........................................             101,000
    Patents ..........................................................           6,583,000
    Goodwill .........................................................           1,651,925
    Non-compete agreements ...........................................             250,000
                                                                                ----------
        Purchase price ...............................................          $9,300,000
                                                                                ==========

    On May 19, 1998 the Company completed the acquisition of Cryolife for approximately $100,000 in cash and $600,000 in a note payable and liability assumed. This acquisition is immaterial to the operating results of the Company. The acquisition was accounted for using the purchase method of accounting and accordingly goodwill of $704,000 was recorded.

    On June 20, 1997, the Company, together with Arrow International, Inc. ("Arrow"), an unrelated entity, entered into a joint purchase agreement (the "Stock Purchase Agreement") to acquire all of the stock of Strato/Infusaid Inc. ("Strato"), located in Norwood, Massachusetts, for a purchase price of $21,250,000. Strato produced and distributed vascular access products (the "Port Business") and implantable infusion pump products (the "Pump Business"). Under the Stock Purchase Agreement, the Company acquired 275,294 shares of Strato's stock for $19,500,000, and Arrow acquired 24,706 shares of Strato's stock (the "Arrow Shares") for $1,750,000.

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

    The Company accounted for the acquisition of the Port Business of Strato under the purchase method of accounting. Goodwill of $11,548,033 was recorded and is being amortized over thirty years.

    The estimated fair value of assets acquired and liabilities assumed in the acquisition is as follows:

                                                                                   Strato
                                                                                ------------
    Accounts receivable, net .............................................      $  1,813,863
    Inventories ..........................................................         4,434,204
    Other current assets .................................................           101,775
    Property and equipment ...............................................           758,356
    Intangibles and other assets .........................................        13,183,033
    Deferred income tax asset ............................................           734,082
    Accounts payable and accrued expenses ................................        (1,525,313)
                                                                                ------------
          Purchase price .................................................      $ 19,500,000
                                                                                ============

    The following unaudited pro forma summary for the six months ended June 30, 1997 combines the results of the Company with the acquisition of the Port Business of Strato and Norfolk as if the acquisitions had occurred at the beginning of 1997. For the six months ended June 30, 1998, the pro forma summary presents the results of operations of the Company as if the acquisition of Norfolk had occurred at the beginning of 1998. Certain adjustments, including interest expense on acquisition debt, amortization of intangible assets, and income tax effects, have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1997 and 1998, or of results which may occur in the future.

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            ------------------------------
                                                                                1998              1997
                                                                            ------------      ------------
    Sales ............................................................      $ 14,833,000      $ 11,800,000
    Net income (loss) ................................................      $  1,095,000      $   (301,000)
    Net income (loss) per share - basic and diluted ..................      $        .10      $       (.03)

    Proforma net income per share for the six months ended June 30, 1998 was calculated by dividing pro forma net income by the weighted average shares outstanding of 10,988,318 and 11,441,123 for basic and diluted earnings per share, respectively. Pro forma net loss per share for the six months ended June 30, 1997 was calculated by dividing pro forma net loss by the weighted average shares outstanding of 9,419,450 for basic and diluted earnings per share.

6.  EXTRAORDINARY ITEMS

    Effective January 29, 1998, NationsCredit Commercial Corporation ("NationsCredit"), the Company's lender, agreed to the early extinguishment of the put feature related to the warrants issued by the Company to NationsCredit in July 1997. As a result of this early extinguishment, in the first quarter of 1998, the Company recorded a one time gain of $1.1 million and the net recorded value of the put warrant repurchase obligation of approximately $9.9 million was reclassified to additional paid-in capital.

    In connection with the Offering the Company was required to repay certain of its existing debt with a portion of the Offering proceeds. The Company recorded an $83,414 loss on this early extinguishment of debt in the second quarter of 1998.

7.  REVOLVING CREDIT AGREEMENT

    Effective May 26, 1998, the Company entered into a $50 million amended and\ restated Revolving Line of Credit Agreement with NationsCredit and certain other lenders. The Company's obligations under the agreement are secured by liens on substantially all of the Company's assets, including inventory, accounts receivable and general intangibles as well as a pledge of the stock of the Company's subsidiaries. The Company's obligations under the Line of Credit Agreement are also guaranteed by each of the Company's subsidiaries. Such guarantees are secured by liens on substantially all of the assets of the respective subsidiaries.

8.  RECENTLY ISSUED ACCOUNTING STANDARDS.

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. The Company is required to adopt these statement in 1998. The impact of these pronouncements on the Company is currently being evaluated and is not expected to be material. For the six-months ended June 30, 1998 and 1997 there were no differences between net income and comprehensive income.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET SALES. Net Sales increased 209.4% to $6.9 million for the second quarter of 1998, from $2.2 for the same period in 1997. This increase is primarily attributable to sales of the products acquired in the Strato/Infusaid and Norfolk Acquisitions, which represented $3.9 million of the increase.

GROSS PROFIT. Gross profit increased 255.3% to $4.4 million for the second quarter of 1998, from $1.2 million for the same period in 1997. Gross margin increased to 63.6% for the second quarter of 1998, from 55.4% for the same period in 1997. The gross margin increase is primarily attributable to the port product line acquired in the Strato/Infusaid Acquisition having a higher margin than the Company's existing port product line and an increase in sales of triple lumen catheters which have a higher margin than the Company's other catheters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2.4 million for the second quarter of 1998, from $1.2 million for the same period in 1997. This increase is primarily attributable to increased compensation expenses associated with the development of the Company's sales force. Selling, general and administrative expenses declined as a percentage of net sales to 35.6% in 1998 from 53.9% in 1997 due to substantial revenue growth in 1998.

INTEREST EXPENSE. Net interest expense increased to $299,247 in 1998 from $172,595 in 1997. The increase is primarily a result of the amortization of debt discount and deferred loan costs, and interest expense associated with the Company's credit facility which was entered into in July of 1997.

INCOME TAX EXPENSE. Income tax expense increased to $680,719 in 1998 from zero in 1997, due to the Company generating taxable income in the quarter ended June 30, 1998 and a taxable loss in 1997. The Company had a full valuation allowance recorded against its net deferred tax asset at June 30, 1997. No valuation allowance was considered necessary as of June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET SALES. Net sales increased 226.3% to $13.6 million for the six months ended June 30, 1998, from $4.2 million for the same period in 1997. This increase is primarily attributable to sales of the products acquired in the Strato/Infusaid and Norfolk Acquisitions, which represented $7.7 million of the increase.

GROSS PROFIT. Gross profit increased 262.5% to $8.5 million for the six months ended June 30, 1998, from $2.4 million for the same period in 1997. Gross margin increased to 62.9% for the six months of 1998, from 56.6% for the same period in 1997. The gross margin increase is primarily attributable to the port product line acquired in the Strato/Infusaid Acquisition having a higher margin than the Company's existing port product line and an increase in sales of triple lumen catheters which have a higher margin than the Company's other catheters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses increased to $5.4 million for the six months ended June 30, 1998, from $2.3 million for the same period in 1997. This increase is primarily attributable to increased compensation expenses associated with the development of the Company's sales force and $657,256 of consulting expense associated with the signing of the Premier Agreement. Selling, general and administrative expenses declined as a percentage of net sales to 39.8% in 1998 from 55.6% in 1997 due to substantial revenue growth in 1998.

INTEREST EXPENSE. Net interest expense increased to $2.2 million in 1998 from $347,502 in 1997. This increase is primarily a result of the amortization of debt discount and deferred loan costs, and interest expense associated with the Company's credit facility which was entered into in July of 1997.

INCOME TAX EXPENSE. Income tax expense increased to $890,073 in 1998 form zero in 1997, due to the Company generating taxable income in the six months ended June 30, 1998 and a taxable loss for the same period in 1997. The company had a full valuation allowance recorded against its net deferred tax asset at June 30, 1997. No valuation allowance was considered necessary at June 30, 1998.

EXTRAORDINARY ITEMS. Effective January 29, 1998, NationsCredit, the Company's lender, agreed to the early extinguishment of the put feature related to the warrants issued to NationsCredit in July 1997. As a result of this early extinguishment, in the first quarter of 1998, the Company recorded a one time gain of $1.1 million and the net recorded value of the put feature of approximately $9.9 million was reclassified to additional paid-in capital in 1998.

In connection with the Offering the Company was required to repay certain of its existing debt with a portion of the Offering proceeds. The Company recorded an $83,414 loss on this early extinguishment of debt in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES. Net cash provided by operating activities was $280,177 and $73,199 for the six months ended June 30, 1998 and 1997, respectively. This fluctuation was due primarily to an increase in accounts receivable at June 30, 1998. Net cash used in investing activities was $(10,602,001) and $(40,519) for the six months ended June 30, 1998 and 1997, respectively. The increase in 1998 was due primarily to cash paid for the acquisition of Norfolk. Net cash provided by (used in) financing activities was $10,257,439 and $(250,054) for the six months ended June 30, 1998 and 1997 respectively. The primary source of cash in financing activities in 1998 was the Company's initial public offering ("the offering") of its common stock which generated over $40 million of proceeds to the Company. Over $29 million of these proceeds were used to repay debt.

As discussed in Note 7, the Company entered into a $50 million amended and restated Revolving Line of Credit Agreement with NationsCredit and certain other lenders. The Company expects to use excess proceeds from the Offering, as well as the availability under the Revolving Credit Agreement, for working capital, capital expenditures and general corporate purposes, including the funding of acquisitions.

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

FORWARD-LOOKING STATEMENTS
Certain statements and information included herein may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Act of 1934 as amended by the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed, implied or contemplated by such forward-looking statements. Such factors include, among other things, the ability to integrate acquired businesses; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; the ability to develop and implement operational and financial systems to manage rapidly growing operations; the Company's dependence on key personnel; and other factors referenced herein. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

         (b) Effective upon consummation of the Company's initial public offering (the "Offering"), in March 1998, the Company granted to ( i) its outside directors options to acquire an aggregate of 40,000 shares of Common Stock and (ii) to an executive officer of the Company options to acquire 10,000 shares of Common Stock. Such grants were made under the Company's Stock Incentive Plan in reliance on Rule 701 promulgated under the Securities Act. Such options are exercisable at $14.50 per share. On March 20, 1998, the Company granted to a third party in connection with a group purchasing agreement entered into with such party a Warrant to acquire up to 500,000 shares of Common Stock at $14.50 per share. Such issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. In April, 1998, the Company granted to an advisor to the Company options to acquire 15,000 shares of Common Stock at $14.50 per share in reliance on Rule 701. In April 1998, the Company delivered to an affiliate of the Company 45,328 shares of Common Stock (valued at $14.50 per share) in satisfaction of fees owed to such affiliate pursuant to the terms of a consulting agreement between the Company and such affiliate. Such issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         (d) The Company's Registration Statement on Form S-1 (Registration No.333-46349) relating to the Offering of 3,473,000 shares (the "Offered Shares") of the Company's Common Stock, par value $.001 per share, was declared effective on April 14, 1998. 2,600,000 of the Offered Shares covered by the Registration Statement were offered and sold by the Company and 873,000 of the Offered Shares covered by Registration Statement were offered and sold by three Selling Shareholders identified in the Registration Statement. The managing underwriters for the Offering were Credit Suisse First Boston, BancAmerica Robertson Stephens and NationsBanc Montgomery Securities LLC. The Offering commenced April 15, 1998, all securities offered thereby were sold and the Offering was terminated. On April 24, 1998, the underwriters for the Offering exercised their option to acquire from the Company an additional 520,950 shares of Common Stock to cover over-allotments. All such over-allotments were sold and the Offering with respect thereto was terminated.

         The Offered Shares sold by the Company were sold at a price to the public of $14.50 per share, for aggregate gross proceeds to the Company of approximately $37,700,000 (giving effect to the exercise of the over-allotment option, $45,253,775) and aggregate gross proceeds to the Selling Shareholders of $12,658,500. The total expenses incurred by the Company in connection with the Offering, including underwriting discounts and commissions, are estimated to be approximately $3,902,000 (giving effect to the exercise of the over-allotment option, $4,433,369), resulting in net offering proceeds to the Company of approximately $33,798,000 (giving effect to the exercise of the over-allotment option, $40,820,406). As of August 13, 1998, the net proceeds to the Company from the Offering had been used as follows: (i) approximately $24.6 million to repay indebtedness outstanding under the Company's previous credit facility,
(ii) approximately $3.4 million to repay obligations relating to the acquisition by the Company of NeoStar Medical Technologies, Inc., (iii) approximately $0.5 million to acquire additional office space in Atlanta, Georgia, from an affiliate of the Company, (iv) approximately $0.1 million to purchase the vascular access port product line of CryoLife, Inc.'s Ideas for Medicine subsidiary, and (v) approximately $ 7.4 million to acquire the human vascular access business of Norfolk Medical Products. The remaining net proceeds of the Offering to the Company of approximately $ 4.8 million were used for working capital, capital expenditures and for general corporate purposes.

Item 6.                    Exhibits and Reports on Form 8-K

     (a)   Exhibits

           Exhibit Number           Description
           --------------           -----------
                 27.1               Financial Data Schedule (for SEC use only)

     (b)   Reports on Form 8-K

           On June 16, 1998 the Company filed a Current Report on Form 8-K announcing the acquisition of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. This report was amended, through the filing of a Current Report on Form 8-K/A dated August 13, 1998, to include financial statements and pro forma financial information required by Item 7.

                         HORIZON MEDICAL PRODUCTS, INC.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HORIZON MEDICAL PRODUCTS, INC.
                                             (Registrant)



August 14, 1998                             /s/ Mark A. Jewett
                                             -----------------------------------
                                             Mark A. Jewett
                                             Vice President of Finance
                                             (Principal Accounting Officer and
                                               Duly Authorized Officer)