Form 10-Q
period 1998-09-30
HORIZON MEDICAL PRODUCTS INC
filed 1998-11-16
CIK 1052958

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       Commission file number 000-24025

                        HORIZON MEDICAL PRODUCTS, INC.

            (Exact name of registrant as specified in its charter)

           Georgia                                             58-1882343
-------------------------------                       -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Horizon Way
P.O. Box 627
Manchester, Georgia                                                31816
-------------------                                            ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         706-846-3126

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x   No
                                     -----   -----

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of, November 13, 1998 was 13,366,278.

                         HORIZON MEDICAL PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      September 30,      December 31,
                                                                                          1998               1997
                                                                                      -------------      ------------
                                                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..................................................      $    787,336       $  2,893,924
    Account receivable - trade, net ............................................         7,917,622          3,720,031
    Inventories ................................................................        10,886,171          5,405,861
    Prepaid expenses and other current assets ..................................           343,886            366,942
    Deferred taxes .............................................................           569,393            569,393
                                                                                      ------------       ------------
       Total current assets ....................................................        20,504,408         12,956,151
    Property and equipment, net ................................................         3,929,330          2,341,508
    Intangible assets, net .....................................................        40,792,725         15,726,406
    Deferred taxes .............................................................           254,988            254,988
    Other assets ...............................................................           486,490            297,852
                                                                                      ------------       ------------
       Total assets ............................................................      $ 65,967,941       $ 31,576,905
                                                                                      ============       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable - trade ...................................................      $  2,819,107       $  1,726,395
    Accrued acquisition liabilities ............................................               ---            762,859
    Other accrued expenses .....................................................         1,069,085            918,855
    Income taxes payable .......................................................         1,236,041            409,726
    Current portion of long-term debt ..........................................           397,825          1,959,482
    Current portion of payable under non-compete and consulting agreements .....               ---            336,268
                                                                                      ------------       ------------
       Total current liabilities ...............................................         5,522,058          6,113,585
    Long-term debt, net of current portion .....................................        19,049,930         23,970,805
    Payable under non-compete and consulting agreements, net of current
       portion .................................................................               ---          1,463,319
    Put warrant repurchase obligation ..........................................               ---         11,000,000
    Other liabilities ..........................................................           167,853            178,951
                                                                                      ------------       ------------
       Total liabilities .......................................................        24,739,841         42,726,660
                                                                                      ------------       ------------

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value per share; 5,000,000 shares authorized,
       none issued and outstanding .............................................               ---                ---
    Common stock, $.001 par value per share; 50,000,000 shares authorized,
       13,366,278 and 9,419,450 shares issued and outstanding in 1998 and
       1997, respectively ......................................................            13,366              9,419
    Additional paid-in capital .................................................        51,865,003          1,270,771
    Shareholders' notes receivable .............................................          (398,525)          (398,525)
    Accumulated deficit ........................................................       (10,251,744)       (12,031,420)
                                                                                      ------------       ------------
       Total shareholders' equity (deficit) ....................................        41,228,100        (11,149,755)
                                                                                      ------------       ------------
       Total liabilities and shareholders' equity (deficit) ....................      $ 65,967,941       $ 31,576,905
                                                                                      ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                Three Months Ended
                                                                                                   September 30,
                                                                                       -----------------------------------
                                                                                            1998                  1997
                                                                                       ------------           ------------
                                                                                        (Unaudited)           (Unaudited)
Net sales .......................................................................      $  8,063,774           $ 5,160,819
Cost of goods sold ..............................................................         3,484,947             2,005,481
                                                                                       ------------           -----------
Gross profit ....................................................................         4,578,827             3,155,338
Selling, general and administrative expenses ....................................         3,243,535             1,957,520
                                                                                       ------------           -----------

Operating income ................................................................         1,335,292             1,197,818
                                                                                       ------------           -----------
Other income (expense):
    Interest expense ............................................................           (29,586)           (1,667,799)
    Accretion of value of put warrant repurchase obligation .....................               ---            (3,636,364)
    Other income ................................................................            10,762                36,332
                                                                                       ------------           -----------
                                                                                            (18,824)           (5,267,831)
    Income (loss) before income taxes ...........................................         1,316,468            (4,070,013)
Income tax expense ..............................................................          (576,601)                  ---
                                                                                       ------------           -----------
    Net income (loss) ...........................................................      $    739,867           $(4,070,013)
                                                                                       ============           ===========

Net income (loss) per share - basic and diluted.................................       $        .06           $      (.43)
                                                                                       ============           ===========

Weighted average common shares outstanding - basic ..............................        13,366,278             9,419,450
                                                                                       ============           ===========
Weighted average common shares outstanding - diluted ............................        13,366,278             9,419,450
                                                                                       ============           ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                  ------------------------------
                                                                                        1998            1997
                                                                                  --------------    ------------
                                                                                    (Unaudited)      (Unaudited)
Net sales ...................................................................      $ 21,631,333       $ 9,318,668
Cost of goods sold ..........................................................         8,518,170         3,808,797
                                                                                   ------------       -----------
Gross profit ................................................................        13,113,163         5,509,871
Selling, general and administrative expenses ................................         8,645,532         4,268,025
                                                                                   ------------       -----------

Operating income ............................................................         4,467,631         1,241,846
                                                                                   ------------       -----------
Other income (expense):
       Interest expense .....................................................        (2,270,905)       (2,015,301)
       Accretion of value of put warrant repurchase obligation ..............               ---        (3,636,364)
       Other income .........................................................            33,038            58,673
                                                                                   ------------       -----------
                                                                                     (2,237,867)       (5,592,992)
       Income (loss) before income taxes and extraordinary items ............         2,229,764        (4,351,146)
Income tax expense ..........................................................         1,466,674               ---
                                                                                   ------------       -----------
   Income (loss) before extraordinary items .................................           763,090        (4,351,146)
Extraordinary gain on early extinguishment of put feature (Note 6) ..........         1,100,000               ---
Extraordinary loss on early extinguishment of debt, net of income tax benefit
        of $53,330 ..........................................................           (83,414)              ---
                                                                                   ------------       -----------
       Net income (loss) ....................................................      $  1,779,676       $(4,351,146)
                                                                                   ============       ===========

Net income (loss) per share before extraordinary items - basic and diluted ..      $        .06       $      (.46)
                                                                                   ============       ===========

Net income (loss) per share - basic and diluted .............................      $        .15       $      (.46)
                                                                                   ============       ===========

Weighted average common shares outstanding - basic ..........................        11,789,682         9,419,450
                                                                                   ============       ===========
Weighted average common shares outstanding - diluted ........................        12,089,893         9,419,450
                                                                                   ============       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                  --------------------------------
                                                                                       1998               1997
                                                                                  ------------       -------------
                                                                                   (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................................      $  1,779,676       $ (4,351,146)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
           Extraordinary gain on early extinguishment of put feature .......        (1,100,000)
           Depreciation ....................................................           306,047            144,146
           Amortization ....................................................         1,140,429          1,456,659
           Amortization of discount ........................................         1,985,559            246,420
           Accretion of value of put warrant repurchase obligation .........               ---          3,636,364
           Non-cash officer compensation ...................................            91,250            273,000
           Non-cash consulting expense .....................................           657,256                ---
           (Increase) decrease in operating assets:
                Accounts receivable ........................................        (4,197,591)          (302,603)
                Inventories ................................................        (2,017,845)          (175,033)
                Prepaid expenses and other assets ..........................          (173,535)            (4,217)
           Increase (decrease) in operating liabilities:
                Accounts payable - trade ...................................           867,712            612,504
                Accounts payable -affiliate ................................               ---             (5,191)
                Income taxes payable .......................................           826,315                ---
                Accrued expenses and other liabilities .....................          (751,227)          (110,587)
                                                                                  ------------       ------------
           Net cash (used in) provided by operating activities .............          (585,954)         1,420,316
                                                                                  ------------       ------------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures .......................................................        (1,377,869)           (64,837)
Cash paid for acquisitions .................................................       (28,412,561)       (19,500,000)
Change in non-operating assets .............................................          (646,507)               ---
                                                                                  ------------       ------------
           Net cash used in investing activities ...........................       (30,436,939)       (19,564,837)
                                                                                  ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable - shareholders ............................................               ---            (20,215)
Cash overdraft .............................................................               ---            (31,637)
Proceeds from issuance of long-term debt ...................................        19,000,000         23,500,000
Principal payments on debt .................................................       (29,749,788)        (1,913,297)
Deferred financing costs ...................................................          (283,582)          (674,765)
Proceeds from initial public offering, net of offering costs ...............        39,949,590                ---
Payment for warrants .......................................................               ---           (400,000)
Proceeds from the exercise of stock warrants ...............................                83                ---
                                                                                  ------------       ------------
           Net cash provided by financing activities .......................        28,916,303         20,460,086
                                                                                  ------------       ------------
           Net (decrease) increase in cash and cash equivalents ............        (2,106,588)         2,315,565
Cash and cash equivalents, beginning of period .............................         2,893,924            217,753
                                                                                  ------------       ------------

Cash and cash equivalents, end of period ...................................      $    787,336       $  2,533,318
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

                         HORIZON MEDICAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The condensed consolidated balance sheet of Horizon Medical Products, Inc. (the "Company") at December 31, 1997 has been derived from the Company's audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and instructions to Form 10-Q. The condensed consolidated financial statements at September 30, 1998, and for the three and nine months ended September 30, 1998 and 1997 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Registration Statement on SEC Form S-1. Including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

2.     INVENTORIES

       A summary of inventories is as follows:


                             September 30,    December 31,
                                 1998             1997
                             -------------    ------------
Raw materials .........      $ 4,783,213      $2,300,745
Work in process .......        1,527,298         692,054
Finished goods ........        5,134,067       2,662,995
                             -----------      ----------
                              11,444,578       5,655,794
Less inventory reserves          192,432         249,933
                             -----------      ----------
                             $11,252,146      $5,405,861
                             ===========      ==========

3.     INITIAL PUBLIC OFFERING

       On April 20, 1998, the Company completed an initial public offering (the "Offering") of 3,473,000 shares of common stock at $14.50 per share. The Offering included 2,600,000 shares of common stock issued by the Company and 873,000 shares sold by a group of selling shareholders. Subsequently the underwriters of the Offering exercised their option to purchase 520,950 shares of common stock at $14.50 per share to cover over-allotments. Total proceeds to the Company after underwriters' discounts and commissions and other offering costs were $39,949,591.

4.     EARNINGS PER SHARE

       A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:


                                               For the Quarter Ended                      For the Nine Months Ended
                                                September 30, 1998                            September 30, 1998
                                      ----------------------------------------     ----------------------------------------

                                         Income          Shares      Per-share        Income          Shares      Per-share
                                        Numerator     Denominator      Amount        Numerator      Denominator     Amount
                                      ------------    -----------   ----------     -------------    -----------    --------
Basic EPS ..........................  $    739,867     13,366,278   $      .06     $   1,779,676    11,789,682      $   .15
Effect of Dilutive Securities ......            --            ---          ---               ---       300,211          ---
                                      ------------    -----------   ----------     -------------    ----------      -------
Diluted EPS ........................  $    739,867     13,366,278   $      .06     $   1,779,676    12,089,893      $   .15
                                      ============    ===========   ==========     =============    ==========      =======



                                              For the Quarter Ended                     For the Nine Months Ended
                                                September 30, 1997                          September 30, 1997
                                      ---------------------------------------     -------------------------------------

                                          Loss          Shares      Per-share        Loss          Shares     Per-share
                                        Numerator     Denominator    Amount        Numerator     Denominator   Amount
                                      ------------    -----------   ---------      ---------     -----------  ---------
Basic and Diluted EPS.........        $ (4,070,013)     9,419,450    $  (.43)     $ (4,351,146)   9,419,450     $ (.46)
                                      ============    ===========    =======      ============   ==========     ======

5.     ACQUISITIONS

       On September 30, 1998, the Company consummated the acquisition (the "IFM Acquisition") of certain assets used in the manufacture and sale of medical devices (other than ports) by Ideas for Medicine, Inc. ("IFM"), a wholly-owned subsidiary of CryoLife, Inc. for $15.0 million in cash. Through the IFM Acquisition and the IFM Port Acquisition, the Company has purchased substantially all of the operations of IFM. The Company funded the IFM Acquisition from its line of credit with NationsCredit Commercial Corporation ("NationsCredit"). The Company accounted for the IFM Acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets of IFM based on their estimated fair values at the date of acquisition. The excess of cost over fair value of net assets acquired (goodwill) was approximately $ 13.6 million. Operating results of IFM on September 30, 1998 are included in the Company's condensed consolidated financial statements for the three months and nine months ended September 30, 1998.

       Effective September 1, 1998, the Company consummated the acquisition (the "CVS Acquisition") of certain assets used in the distribution and sale of medical devices by Columbia Vital Systems, Inc. ("CVS") for $4.0 million in cash. The Asset Purchase Agreement provides for an increase in the purchase price of up to $5.225 million if CVS meets certain criteria over a two year period. The Company funded the CVS Acquisition from its line of credit with NationsCredit. The Company accounted for the CVS Acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets of CVS based upon their estimated fair values at the date of acquisition. The excess of cost over fair value of net assets acquired (goodwill) was approximately $2,528,000. Operating results of CVS since September 1, 1998 are included in the Company's condensed consolidated financial statements for the three months and nine months ended September 30, 1998.

       On June 2, 1998, the Company consummated the acquisition ("Norfolk Acquisition") of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. ("Norfolk") for (i) an aggregate of approximately $7.4 million in cash, and (ii) approximately $1.9 million in cash placed in escrow. The escrow will be released upon the successful transition by the seller of the manufacturing of the Human Product Line to Manchester, Georgia. The Company accounted for the Norfolk Acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets of Norfolk based on their estimated fair values at the date of acquisition. The excess of cost over fair value of net assets acquired (goodwill) was approximately $1,652,000. Operating results of Norfolk since June 2, 1998 are included in the Company's condensed consolidated financial statements for the three months and nine months ended September 30, 1998.

       On May 19, 1998 the Company consummated the acquisition ("IFM Port Acquisition") of certain assets used in the manufacture and sale of the port product line of Ideas for Medicine, Inc. ("IFM"), a wholly-owned subsidiary of CryoLife, Inc. for $100,000 in cash and $600,000 in the form of a note payable and liabilities assumed. This acquisition is immaterial to the operating results of the Company. The IFM Port was accounted for using the purchase method of accounting and accordingly goodwill of $704,000 was recorded.

       On June 20, 1997, the Company, together with Arrow International, Inc. ("Arrow"), an unrelated entity, entered into a joint purchase agreement (the "Stock Purchase Agreement") to acquire all of the stock of Strato/Infusaid Inc. ("Strato"), located in Norwood, Massachusetts, for a purchase price of $21,250,000. Strato produced and distributed vascular access products (the "Port Business") and implantable infusion pump products (the "Pump Business"). Under the Stock Purchase Agreement, the Company acquired 275,294 shares of Strato's stock for $19,500,000 in cash, and Arrow acquired 24,706 shares of Strato's stock (the "Arrow Shares") for $1,750,000.

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

       The Company accounted for the acquisition under the purchase method of accounting. Goodwill of $11,548,033 was recorded.

       The following unaudited pro forma summary for the nine months ended September 30, 1997 combines the results of the Company with the acquisition of the Port Business of Strato, Norfolk, IFM and CVS as if the acquisitions had occurred at the beginning of 1997. For the nine months ended September 30, 1998, the pro forma summary presents the results of operations of the Company as if the acquisition of Norfolk, IFM and CVS had occurred at the beginning of 1998. Certain adjustments, including interest expense on the acquisition debt, amortization of intangible assets, and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1997 and 1998, or of results which may occur in the future.


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                             ---------------------------------
                                                                                  1998                1997
                                                                             -------------        ------------
       Sales.........................................................        $  35,990,000        $ 32,079,000
       Net income (loss) before extraordinary items..................        $   1,310,000        $ (3,398,000)
       Net income (loss).............................................        $   2,326,000        $ (3,398,000)
       Net income (loss) per share before
           extraordinary items.......................................        $         .11        $       (.29)
       Net income (loss) per share - basic and diluted...............        $         .19        $       (.29)


       Pro forma earnings per share was calculated by dividing pro forma net income by the weighted average shares outstanding of 11,789,682 and 12,089,893 for basic and diluted earnings per share, respectively.

6.     EXTRAORDINARY ITEMS

       Effective January 29, 1998, NationsCredit, the Company's lender, agreed to the extinguishment of the put feature related to the warrants issued by the Company to NationsCredit in July 1997. As a result of this extinguishment in the first quarter of 1998, the Company recorded an extraordinary gain of $1.1 million and the net recorded value of the warrant of approximately $9.9 million was reclassified to additional paid-in capital.

       In connection with the Offering, the Company was required to repay certain of its existing debt with a portion of the Offering proceeds. The Company recorded an $83,414 loss on this early extinguishment of debt in the second quarter of 1998.

7.     REVOLVING CREDIT AGREEMENT

       Effective May 26, 1998, the Company entered into a $50 million amended and restated Revolving Line of Credit Agreement with NationsCredit and certain other lenders. The Company's obligations under the agreement are collateralized by liens on substantially all of the Company's assets, including inventory, accounts receivable and general intangibles and a pledge of the stock of the Company's subsidiaries. The Company's obligations under the

       Line of Credit Agreement are also guaranteed by each of the Company's subsidiaries. Such guarantees are collateralized by liens on substantially all of the assets of the respective subsidiaries.

8.     RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. The Company is required to adopt these statement in 1998. The impact of these pronouncements on the Company is currently being evaluated and is not expected to be material. For the nine months ended September 30, 1998 and 1997 there were no differences between net income and comprehensive income.

9.     SUBSEQUENT EVENTS

       Effective October 15, 1998, the Company consummated the acquisition (the "Stepic Acquisition") of the outstanding stock of Stepic Corporation ("Stepic") for $8.0 million in cash at the closing and the Company agreed to pay Stepic up to an additional $12.0 million ($7.2 million of which is guaranteed and supported by stand by letters of credit), upon the successful achievement of certain specified future earnings targets by Stepic. The Company funded the Stepic Acquisition from its line of credit with NationsCredit. The Company accounted for the Stepic Acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets of Stepic based upon their estimated fair values at the date of acquisition. The excess of cost over fair value of net assets acquired (Goodwill) was approximately $13,623,000.


       On October 30, 1998, a shareholder suit was filed against the Company and certain current officers and directors of the Company and one former officer and director of the Company. The complaint, which seeks class certification, alleges that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. Although the Company believes the suit is without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have an adverse effect on the Company's results of operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES. Net sales increased 56.2% to $8.1 million for the third quarter of 1998 from $5.2 million for the same period in 1997. This increase is primarily attributable to sales of the additional products acquired in the Norfolk, IFM and CVS Acquisitions, which represented $2.1 million of the increase.

GROSS PROFIT. Gross profit increased 45.1% to $4.6 million for the third quarter of 1998 from $3.2 million for the same period in 1997. Gross margin decreased to 56.8% for the third quarter of 1998 from 61.1% for the same period in 1997. The gross margin decrease is primarily attributable to the acquisition of CVS, a distributor which operates at lower margins and operating inefficiencies experienced during the closing and transfer of the Massachusetts facility to Georgia.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3.2 million for the third quarter of 1998 from $2.0 million for the same period in 1997. This increase is primarily attributable to increased compensation expenses associated with the development of the Company's sales force. Additionally, depreciation and amortization have increased $339,000 from $112,000 for the third quarter of 1997 to $451,000 for the third quarter of 1998 and Research and Development expense increased $320,000 from zero for the third quarter of 1997 to $320,000 for the third quarter of 1998 primarily as the result of acquisitions. Selling, general and administrative expenses increased as a percentage of net sales to 40.2% in 1998 from 37.9% in 1997.

INTEREST EXPENSE. Net interest expense decreased to $29,586 in the third quarter of 1998 from $1.7 million in the third quarter in 1997. The decrease is primarily a result of a decrease in 1998 of amortization of debt discount and deferred loan costs, and interest expense associated with the Company's credit facility which was entered into in July 1997. The Company utilized the proceeds from the IPO to repay approximately $25 million of debt outstanding, at that time of the offering, under the Credit Agreement.

INCOME TAX EXPENSE. Income taxes increased to $576,601 in the third quarter of 1998 from zero in the third quarter of 1997 due to the Company generating taxable income in the quarter ended September 30, 1998 versus a taxable loss through the third quarter in 1997. The Company had a full valuation allowance recorded against its net deferred tax asset at September 30, 1997. No valuation allowance was considered necessary as of September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES. Net sales increased 132.1% to $21.6 million for the nine months ended September 30, 1998 from $9.3 million for the same period in 1997. This increase is primarily attributable to sales of the additional products acquired in the Strato, Norfolk, IFM and CVS Acquisitions, which represented $10.2 million of the increase.

GROSS PROFIT. Gross profit increased 138.0% to $13.1 million for the nine months ended September 30, 1998 from $5.5 million for the same period in 1997. Gross margin increased to 60.6% for the nine months of 1998 from 59.1% for the same period in 1997. The gross margin increase is primarily attributable to increased sales in the first nine months of 1998 of the port product line acquired in July 1997 in the Strato Acquisition which has a higher margin than the Company's other port product line and an increase in the first nine months of 1998 in sales of triple lumen catheters which have a higher margin than the Company's other catheters. These increases were partially offset by the acquisition of CVS, a distributor which have lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $8.6 million for the nine months ended September 30, 1998 from $4.3 million for the same period in 1997. This increase is primarily attributable to increased compensation expenses associated with the development of the Company's sales force. The increase is also attributable to $657,000 of consulting expense associated with the signing of the Premier Agreement and $750,000 of additional depreciation and amortization. Selling, general and administrative expenses declined as a percentage of net sales to 40.0% in 1998 from 45.8% in 1997 due to substantial revenue growth in 1998.

INTEREST EXPENSE. Net interest expense increased to $2.3 million in the first nine months of 1998 from $2.0 million in the first nine months of 1997. This increase is primarily a result of the amortization of debt discount and deferred loan costs, and interest expense associated with the Company's credit facility which was entered into in July 1997 and paid off in April 1998.

INCOME TAX EXPENSE. Income taxes increased to $1.5 million in 1998 from zero in 1997 due to the Company generating taxable income in the nine months ended September 30, 1998 versus a taxable loss for the same period in 1997. The Company had a full valuation allowance recorded against its net deferred tax asset at September 30, 1997. No valuation allowance was considered necessary as of September 30, 1998.

EXTRAORDINARY ITEMS. Effective January 29, 1998, NationsCredit, the Company's lender, agreed to the extinguishment of the put feature related to the warrants issued to NationsCredit in July 1997. As a result of this extinguishment, in the first quarter of 1998, the Company recorded an extraordinary gain of $1.1 million and the net recorded value of the warrant of approximately $9.9 million was reclassified to additional paid-in capital.

In connection with the Offering the Company was required to repay certain of its existing debt with a portion of the Offering proceeds. The Company recorded an $83,414 loss on this early extinguishment of debt in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES. Net cash provided by (used in) operating activities was $(585,954) and $1,420,316 for the nine months ended September 30, 1998 and 1997, respectively. This fluctuation was due primarily to an increase in accounts receivable at September 30, 1998. Net cash used in investing activities was $30,436,937 and $19,564,837 for the nine months ended September 30, 1998 and 1997, respectively. The increase in 1998 was due primarily to cash paid for the acquisitions. Net cash provided by financing activities was $28,916,303 and $20,460,086 for the nine months ended September 30, 1998 and 1997, respectively. The primary source of cash in financing activities in 1998 was the Company's initial public offering (the "Offering") of its common stock which generated approximately $40 million of proceeds to the Company. Over $29 million of these proceeds was used to repay debt outstanding under the Company's prior credit facility and obligations incurred as consideration in the acquisition of Neostar Medical Technologies, Inc.

As discussed in Note 7 to the Notes to the condensed consolidated financial statements, the Company entered into a $50 million amended and restated Revolving Line of Credit Agreement with NationsCredit and certain other lenders. The Company expects to use availability under the Revolving Credit Agreement, for working capital, capital expenditures and for general corporate purposes, including the funding of acquisitions.

YEAR 2000 ISSUES
Some computer systems use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, manufacturing or distribution network.

The Company is in the process of implementing a Y2K program with the objective of having all significant systems Y2K compliant. The Company is currently in the process of implementing new Manufacturing Materials Requirement Planning ("MRP") and Accounting computer systems. Both of these systems are Y2K compliant. Part of the Y2K program includes identifying and prioritizing significant vendors and suppliers and attempting, to reasonably ascertain their stage of Y2K readiness.

Costs: The implementation of the new computer systems described above, were planned and are considered part of the Company's normal business. The incremental cost associated with projects to become Y2K compliant are not expected to be material to the Company's financial position.

Risks: The Company relies on third party vendors and suppliers for raw materials, utilities, transportation and other key services. Interruption of vendor or supplier operations could affect Company operations . The Company's manufacturing and distribution operations rely on computerized systems. Failure to identify and correct any Y2K sensitive systems could affect Company operations.
                                      -13-

FORWARD-LOOKING STATEMENTS
Certain statements and information included herein may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Act of 1934 as amended by the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed, implied or contemplated by such forward-looking statements. Such factors include, among other things, the timing of future acquisitions; the ability to integrate acquired businesses; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; the ability to develop and implement operational and financial systems to manage rapidly growing operations; general domestic and international economic and business conditions; changes in federal and state regulations applying to the Company and its operations; competition in the Company's market; the Company's dependence on key personnel; and other factors referenced in the Company's Registration Statement on Form S-1. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                         HORIZON MEDICAL PRODUCTS, INC.

                          PART II - OTHER INFORMATION

Item 2.           Changes In Securities and Use of Proceeds
       (b) In reliance on rule 701 under the securities act on October 9, 1998 the Company granted to certain employees options to acquire in the aggregate up to 8,500 shares of the Company's common stock at an exercise price of $1.875 On August 6, 1998 the Company granted to certain employees options to acquire in the aggregate up to 5,200 shares of the Company's common stock at an exercise price of $9.25

Item 5.           Other Information
               On October 30, 1998, a shareholder suit was filed against the Company and certain current officers and directors of the Company and one former officer and director of the Company. The complaint, which seeks class certification, alleges that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. Although the Company believes the suit is without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have an adverse effect on the Company's results of operations.


Item 6.         Exhibits and Reports on Form 8-K

       (a)    Exhibits

              Exhibit Number        Description

                   27.1             Financial Data Schedule (for SEC use only)

       (b)    Reports on Form 8-K

              On October 30, 1998 the Company filed a Current Report on Form 8-K relating to the consummation of the acquisition of the outstanding stock of Stepic Corporation.

              On October 14, 1998 the Company filed a Current Report on Form 8-K relating to the consummation of the acquisition of certain assets used in the manufacture and sale of medical devices by Ideas for Medicine, Inc., a wholly-owned subsidiary of CryoLife, Inc.

              On October 5, 1998 the Company filed a Current Report on Form 8-K relating to the consummation of the acquisition of certain assets used in the distribution and sale of medical devices by Columbia Vital Systems, Inc.

              On June 16, 1998 the Company filed a Current Report on Form 8-K announcing the acquisition of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. This report was amended, through the filing of a Current Report on Form 8-K/A dated August 13, 1998, to include the financial statements and pro forma financial information required by Item 7 of Form 8-K.

                         HORIZON MEDICAL PRODUCTS, INC.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HORIZON MEDICAL PRODUCTS, INC.
                                         --------------------------------------
                                         (Registrant)


November 16, 1998                        /s/ Mark A. Jewett
-----------------                        --------------------------------------

                                         Mark A. Jewett
                                         Vice President of Finance
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer)