Form 10-K
period 1998-12-31
HORIZON MEDICAL PRODUCTS INC
filed 1999-03-31
CIK 1052958

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1998          Commission file number 000-24025

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

                                 ONE HORIZON WAY
                                  P.O. BOX 627
                            MANCHESTER, GEORGIA 31816
          (Address of principal executive offices, including zip code)

                                 (706) 846-3126
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x      No
                                              -----       ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $18,907,925 on March 15, 1999, based on the closing sale price of such stock on the NASDAQ National Market System. The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 15, 1999 was 13,366,278.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the proxy statement of the Company for the 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                TABLE OF CONTENTS

Item No.                                                                                                   Page No.
--------                                                                                                   --------
PART I

         1.       Business................................................................................    3
         2.       Properties..............................................................................   13
         3.       Legal Proceedings.......................................................................   13
         4.       Submission of Matters to a Vote of Security Holders.....................................   14

PART II

         5.       Market for the Registrant's Common Stock and Related
                  Security Holder Matters................................................................    15
         6.       Selected Financial Data.................................................................   17
         7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................   18
         7A.      Quantitative and Qualitative Disclosures About Market Risk..............................   31
         8.       Financial Statements and Supplementary Data.............................................   31
         9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................................   31

PART III

         10.      Directors and Executive Officers of the Registrant......................................   31
         11.      Executive Compensation..................................................................   31
         12.      Security Ownership of Certain Beneficial Owners and Management..........................   32
         13.      Certain Relationships and Related Transactions..........................................   32

PART IV

         14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K  .......................   32

SIGNATURES................................................................................................   38

                                     PART I

ITEM 1.           BUSINESS.


     Horizon Medical Products, Inc. (including its subsidiaries, the "Company"), headquartered in Manchester, Georgia, is a specialty medical device company focused on manufacturing and/or marketing vascular products. The Company's oncology product lines include implantable vascular ports, tunnelled catheters and stem cell transplant catheters used primarily in cancer treatment protocols. The Company has a complete line of acute and chronic dialysis catheters and immediate access hemodialysis grafts used for kidney failure patients, as well as balloon technology products for embolectomy catheters and carotid shunts used for endarterectomy procedures. In addition, the Company distributes certain specialty devices used primarily in general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care settings.

     The Company was incorporated and began its operations in February 1990 as a distributor of medical devices and began to distribute vascular access devices in 1990. In November 1992, the Company entered into a collaborative effort with a leading heart valve manufacturer to design and develop a new line of vascular access ports for the Company. This new line of ports, the Triumph-1(R) line, was introduced in September 1994. The Company continues to market the Triumph-1(R) line of vascular access ports. In May 1995, the Company began to distribute the NeoStar Medical(R) line of hemodialysis catheters. In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical(R) product line at this facility in October 1996 and expanded this facility in 1998 to approximately 45,000 square feet. In July 1997, the Company acquired the port business of Strato(R)/Infusaid(TM). The primary product lines obtained in the Strato(R)/Infusaid(TM) acquisition included the LifePort(R) and Infuse-a-Port(R) vascular access ports, and the Infuse-a-Cath(TM) line of catheters. In 1998, the Company made additional product acquisitions and acquired the CVS and Stepic medical device distribution businesses. See "--1998 Acquisitions and Distribution Agreements" below. Distribution of medical devices currently comprises approximately 55% of the Company's revenue.

1998 ACQUISITIONS AND DISTRIBUTION AGREEMENTS

     Vascular Access Products

     Norfolk. On June 2, 1998, the Company consummated the acquisition of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. ("Norfolk"). The assets included all of the assets used by Norfolk in manufacturing its human port products line. With the acquisition of Norfolk, the Company acquired several human vascular products including the Vortex(TM) port, the Titan(TM) port, the Omega(TM) port and other port accessories. The Company (i) paid Norfolk and its sole shareholder approximately $7.4 million in cash, and (ii) paid approximately $1.86 million in cash into an escrow account, of which $930,000 was released in December 1998. The remaining amount will be released upon the completion of certain tasks.

     IFM. On May 19, 1998, Horizon acquired the vascular access port product line of Ideas for Medicine, Inc. ("IFM"), a wholly owned subsidiary of Cryolife, Inc., for approximately $100,000 in cash and a promissory note in the amount of $482,110 (which is supported by a standby letter of credit). On September 30, 1998, the Company consummated the acquisition of certain medical device products, product lines and assets used in the manufacture and sale of such medical devices by IFM. The assets acquired included certain of the assets used by IFM to manufacture its product line. In this transaction, the Company acquired several products including embolectomy catheters, carotid shunts, occlusion catheters and surgical instruments. The Company paid IFM $15 million in cash. In connection with the acquisition, the Company and IFM entered into a manufacturing agreement pursuant to which, for a four year term, IFM agreed to manufacture exclusively for the Company and the Company agreed to purchase from IFM a minimum of $6,000,000 per year of the products acquired from IFM.

     Medical Device Distribution

     Stepic and CVS. Effective as of September 1, 1998, the Company consummated the acquisition of certain assets used in the distribution and sale of medical devices by Columbia Vital Systems, Inc. ("CVS"). The Company (i) paid CVS $4 million in cash at closing, (ii) will pay $225,000 in September 2000 and (iii) may pay up to an additional $4 million subject to the terms of the purchase agreement, including the successful achievement of future sales targets. Effective October 15, 1998, the Company consummated the acquisition of the outstanding stock of Stepic Corporation ("Stepic"). The assets acquired included primarily accounts receivable and inventory derived from and used in the distribution of medical products. The Company paid Stepic's shareholders $8 million in cash at closing, is obligated to pay an additional $7.2 million, over a three year period (which is supported by standby letters of credit), and paid an additional amount after closing pursuant to a working capital adjustment. In addition, the Company agreed to pay up to an additional $4.8 million under the terms of the stock purchase agreement upon the successful achievement of certain specified future earnings targets by Stepic. The CVS and Stepic acquisitions allowed the Company to form a medical device distribution business currently with an aggregate of 25 sales representatives ("sales reps") distributing general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care medical products.

     Distribution Agreements

     Perma-Seal Dialysis Access Graft. On December 11, 1998, the Company announced it had executed a multi-year distribution agreement with Possis Medical, Inc. for the Perma-Seal Dialysis Access Graft. The Perma-Seal Graft is designed for immediate access and is capable of allowing the dialysis clinician to access the patient the same day as the graft implant.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     Product Manufacturing

     The Company manufactures and/or markets vascular access products including implantable ports, hemodialysis catheters, central venous catheters, embolectomy catheters, hemodialysis access grafts, carotid shunts and accessories used in vascular procedures. Vascular access ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain of the harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Once implanted in the body, a port can be utilized for up to approximately 2,000 accesses. The Company's vascular access ports are used primarily in systemic or regional short- and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings.

     The Company's lines of vascular access ports consist of the following families of products: (i) Triumph-1(R); (ii) LifePort(R); (iii)
Infuse-a-Port(R);

(iv) Vortex(TM) port; (v) Titan(TM) port; and (vi) Omega(TM) port.

     The Company produces and/or markets hemodialysis, apheresis and embolectomy catheters. Hemodialysis catheters are used in the treatment of patients suffering from renal failure who are required to undergo short-term (acute) care or long-term (chronic) hemodialysis, a process involving the removal of waste products from the blood by passing a patient's blood through a dialysis machine. Stem cell apheresis is a protocol for treating certain forms of mid- and late-stage cancers, particularly breast cancer. The typical apheresis procedure involves the insertion of a catheter into a patient through which (i) blood is withdrawn from the patient, cycled through an apheresis machine in which stem cells (cells which perform a key role in the body's immune system) are removed from the blood and the blood is reinfused into the body, (ii) high doses of chemotherapy agents, as well as antibiotics and blood products, are administered to the patient over extended periods of time, and (iii) the previously removed stem cells are subsequently reintroduced into the patient. Embolectomy catheters remove emboli from clotted hemodialysis grafts by using a balloon and catheter system that helps prevent graft damage. The Company's catheters are used primarily in hemodialysis and apheresis procedures.

     The Company's catheters include the following families of products: (i) dual lumen hemodialysis catheters; (ii) Pheres-Flow(R) triple lumen catheters; and (iii) Infuse-a-Cath(TM) catheters. The Company expects that its specialty hemodialysis and apheresis families of catheters will continue to benefit from the unique Circle C(R) and Pheres-Flow(R) designs and the growth of underlying markets.

     The Company maintains a sales and marketing organization for its vascular access products of approximately eighty full-time employees and five independent specialty distributors employing over forty sales representatives. The Company's direct sales force focuses primarily on vascular and general surgeons who implant vascular access devices and other physicians and clinicians who utilize vascular access devices in the delivery of treatments. The Company's marketing strategy emphasizes the importance of building relationships with these medical professionals in order to provide such professionals with the benefits of the Company's broad knowledge of vascular access products and procedures and focused clinical support. These relationships also facilitate the Company's ability to modify its product lines in response to new clinical protocols and to meet its customers' changing needs. The Company also has a network of 29 active distributors in Europe and 65 active international distributors outside of Europe.

     Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. In 1997, group purchasing organization ("GPO") purchasing accounted for approximately $28 billion of sales in the medical products industry. In recent years, these groups have sought to narrow their list of suppliers. By acting as a supplier to a GPO the Company can operate its sales force much more efficiently. As a result, the Company has increased its focus on marketing its products to these buying groups. Simultaneously, the Company's direct sales force continues to call on physicians associated with these buying groups in order to improve compliance with these group purchasing agreements and improve market share.

     As a result of such efforts, in March 1998 the Company entered into a purchasing agreement with Premier Purchasing Partners, a national purchasing group that includes over 1,800 owned, leased, managed and affiliated members. Pursuant to the agreement, the Company is an approved vendor for the hospitals participating in Premier's purchasing program. The agreement was amended in March 1999 to extend the term of the agreement to February 28, 2004. The Company's products approved for distribution under the agreement are vascular access ports, port introducers and Huber needles. Premier is entitled to receive an administrative fee of 2% on gross sales of the Company's products to its members. In connection with the execution of the purchasing agreement, the Company issued to Premier a warrant to purchase 500,000 shares of the Company's stock for $14.50 per share which vests as and only if certain specific sales goals in the warrant are met.

     The Company has also entered into group purchasing agreements with AmeriNet, Inc., University Healthsystem Consortium; Health Services Corporation of America; and Columbia Healthcare Corporation.

     Product Distribution

     Through the operations the Company acquired in the CVS and Stepic acquisitions, distribution of medical devices currently is the largest revenue generating segment of the Company's business. Subsequent to consummating the Stepic acquisition, the Company consolidated the CVS operations into Stepic to establish a centralized distribution operation. The Company distributes a broad range of specialty medical products throughout the Midwest and Northeast United States to hospitals and regional and hospital owned blood banks.

     The product applications for the devices the Company distributes include general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care. The Company currently sells more than 1,200 SKUs from ten major product lines and distributes to over 950 customers.

     Stepic has generated approximately 72% of its sales through distribution of products of three major manufacturers: Arrow International, Ballard Medical, and Pall Biomedical. Stepic is the top distributor in the country for each of these manufacturers. The Arrow products include catheters and introducer kits that are used for vascular access in surgical settings and for epidurals. The Ballard product line primarily consists of low-tech products such as foam soap. The majority of Pall products that Stepic distributes are blood filters used in surgical procedures. Of these three manufacturers, only Pall has executed a distribution agreement with Stepic. However, Stepic has distributed Arrow and Ballard products for 21 years and 13 years, respectively. While Stepic's supplier concentration is significant, the Company believes that it has good relationships with each of its key suppliers, as evidenced by the fact that Stepic has lost only one major product line in its 24 year history. See "Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements -- Dependence on Key Suppliers."

     The Company currently intends to construct a distribution warehouse adjacent to its Manchester, Georgia manufacturing facility to centralize its distribution capabilities. The administrative functions and certain distribution capabilities for the Company's distribution business will remain in the New York area.

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenues, operating profit or loss and identifiable assets attributable to each segment for fiscal year 1998 is presented in Note 16 of notes to consolidated financial statements included herein and beginning on page F-30.

MANUFACTURING

     At its Manchester, Georgia facility, the Company manufactures its dual lumen, Pheres-Flow(R), Infuse-a-Cath(TM), and other miscellaneous catheters, dialysis accessories, certain of its vascular access ports and parts for certain of its ports ("Norfolk Ports") acquired in the Norfolk acquisition. The parts for the Norfolk Ports manufactured in Manchester are currently being shipped to Norfolk for packaging and assembly.

     The Company's embolectomy and occlusion catheters, carotid shunts and surgical instruments are produced at the IFM plant in Florida pursuant to a manufacturing agreement. All models of the Company's Triumph-1(R) port are produced by ACT Medical pursuant to two manufacturing agreements.

     The Company has received certification as an ISO 9001 medical device manufacturer for its Manchester facility. The Company also has obtained the right to affix CE (Conformite Europeene) marking to its product lines manufactured at its Manchester facility. CE marking is a European symbol of conformance to strict product manufacturing and quality system standards. The CE marking is affixed to the Company's products manufactured at the IFM plant.

     While the Company believes it has a good relationship with each third party that manufactures the Company's products, there can be no assurance that such relationships will not deteriorate in the future. Deterioration in these manufacturing relationships could cause the Company to experience interruptions in its manufacturing and delivery processes and have a material adverse impact on the Company's business, financial condition and results of operations. Furthermore, when the manufacturing arrangements with these third parties expire, the Company will have to make other manufacturing arrangements or manufacture products at Company facilities. The failure to effectively plan for the expiration of these agreements could also result in interruption of the manufacturing and delivery processes for these products and have a material adverse impact on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     As a manufacturer and distributor of medical devices, the Company is subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (the "FDA") and the corresponding agencies of the states and foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters. These regulations may have a material impact on the Company. Recently, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company believes that it is in substantial compliance with such governmental regulations.

     Pursuant to the Food, Drug and Cosmetic Act ("FDC Act"), medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practice regulations) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval ("PMA") from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

     Class I devices, unless exempt, and Class II devices require premarket notification clearance pursuant to Section 510(k) of the FDC Act. Class III devices are required to have a PMA. Obtaining a PMA can take up to several years or more and involve preclinical studies and clinical testing. In contrast, the process of obtaining a 510(k) clearance typically requires the submission of substantially less data and generally involves a shorter review period, although obtaining a 510(k) clearance may involve the submission of a substantial volume of data, including clinical data, and may require a substantial review period. A 510(k) premarket notification clearance indicates that the FDA agrees with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that has been previously marketed but does not indicate that the product is safe and effective. A PMA indicates that the FDA has approved as safe and effective a product to be marketed for the uses described in the approved labeling.

     In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. The FDC Act provides that new 510(k) clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The Company has made certain modifications to its cleared devices for which it has determined that new 510(k) clearances are not required. There can be no assurance, however, that the FDA would concur with the Company's conclusion that a particular change does not necessitate a new 510(k) application. If the FDA were to investigate and disagree with the Company's determinations and conclude that one or more implemented changes requires a new 510(k), the FDA could take regulatory actions such as issuance of a warning letter or requiring that the Company cease marketing modified devices until new 510(k) notifications are cleared.

     In order to conduct clinical trials of an uncleared or unapproved device, companies generally are required to comply with Investigational Device Exemptions regulations ("IDE regulations"). For significant risk devices, the IDE regulations require FDA approval before clinical study may begin. Devices subject to the IDE regulations are subject to various restrictions imposed by the FDA. In its approval letter for significant risk device IDE studies, the agency may limit the number of patients that may be treated with the device and/or the number of institutions at which the device may be used. Patients must give informed consent to be treated with an investigational device. The institutional review board of each institution where a study is being conducted must also approve the clinical study. The device may not be advertised or otherwise promoted. Unexpected adverse experiences must be reported to the FDA. The company sponsoring the investigation must ensure that the investigation is being conducted in accordance with the IDE regulations.

     To date, the Company's products have received FDA marketing clearances only through the 510(k) process. Certain future product applications, however, could require approval through the PMA process. In addition, future products may require approval of an IDE. There can be no assurance that all necessary 510(k) clearances or PMA or IDE approvals will be granted on a timely basis or at all. The FDA review process may delay the Company's product introductions in the future. It is possible that delays in receipt of or failure to receive any necessary clearance or approval could have a material adverse effect on the Company.

     The Company is also required to register with the FDA as a device manufacturer and to comply with the FDA's Good Manufacturing Practices under the Quality System Regulations ("GMP/QSR"). These regulations require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with FDA requirements for labeling and promotion of its products. For example, the FDA prohibits cleared or approved devices from being marketed or promoted for uncleared or unapproved uses. The medical device reporting regulation requires that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

     Medical device manufacturers and distributors are generally subject to periodic inspections by the FDA. If the FDA determines that a company is not in compliance with applicable laws and regulations, it can, among other things, issue a warning letter apprising the company of violative conduct, detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees. In addition, clearances or approvals could be withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the company's business, financial condition and results of operations.

     Subsequent to an FDA inspection in 1996, the Company received a warning letter from the FDA Atlanta District Office alleging, among other things, its failure to report to the FDA certain malfunctions and adverse events that may be associated with its devices as required by the agency's MDR regulations.

     In response to this warning letter, the Company revised its MDR procedure and submitted it with other corrective actions for review by the FDA. The FDA responded that the corrective actions described by the Company appeared to adequately address the agency's concerns. At the conclusion of a follow-up inspection in 1997, the Company was advised of various inspectional observations including its alleged failure to submit MDRs on 19 reportable events. The Company responded to the inspectional observations in writing and at a meeting with the FDA at the Atlanta District Office at which the interpretation of the MDR regulations was discussed. The District submitted the question of the interpretation of the regulations to FDA headquarters in Washington, D.C. On March 10, 1998, the Company received a warning letter from the Atlanta District Office reasserting its interpretation of the MDR regulations and alleging the Company's failure to report 15 reportable events and violation of two current GMP requirements. The Company responded to the warning letter pledging to submit all substantive reports until it secures exemptions from the agency on the submission of certain classes of reports and describing corrective action taken on the alleged current GMP violations. The FDA conducted a subsequent inspection between August 24 and September 15, 1998 which resulted in an FDA-483 (inspectional observations). The Company responded on October 15, 1998 to the FDA-483, and the FDA replied that the Company's response appeared to address the concerns raised during the inspection. In addition, on November 20, 1998, the Company sent the FDA follow-up documentation on the FDA-483 response. Again, on January 19, 1999, the FDA responded that the documentation appeared to address the concerns raised in the inspection. The Company believes that it has implemented corrective actions that achieve substantial compliance with FDA requirements, but there can be no assurance that an FDA enforcement action will not ensue at a future time or will not materially adversely affect the Company's business, results of operations and financial condition.

     Medical device laws and regulations are also in effect in many of the countries in which the Company does business outside the United States. These range from comprehensive device approval requirements for some or all of the Company's medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in many of the states in which the Company does business. State and foreign medical device laws and regulations may have a material impact on the Company. In addition, international sales of certain medical devices manufactured in the United States but not approved by the FDA for distribution in the United States are subject to FDA export requirements, which require the Company to obtain documentation from the medical device regulatory authority of such country stating that the sale of the device is not in violation of that country's medical device laws. This documentation is then submitted to the FDA with a request for a permit for export to that country.

     Federal, state and foreign laws and regulations regarding the manufacture, sale and distribution of medical devices are subject to future changes. For example, Congress recently enacted the Food and Drug Administration Modernization Act of 1997, which included several significant amendments to the prior law governing medical devices. Additionally, the FDA has recently made significant changes to its GMP regulations and may make changes to other regulations as well. The Company cannot predict what impact, if any, such changes might have on its business; however, such changes could have a material impact on the Company and its business, financial condition and results of operations.

     Pursuant to 42 U.S.C. Section 1320a-7b(b) (the "Anti-Kickback Statute"), the knowing and willful offer or receipt of any remuneration, directly or indirectly, in cash or in kind, in exchange for or which is intended to induce the purchase, lease or order of any good, facility, item or service for which payment may be made in whole or in part under a federal healthcare program, including Medicare and Medicaid, is prohibited. A violation of the Anti-Kickback Statute is a felony, punishable by fine, imprisonment or exclusion from the Medicare and Medicaid or other applicable federal healthcare programs. The Anti-Kickback Statute has been interpreted broadly by courts and administrative bodies. Certain regulations promulgated under the Anti-Kickback Statute (i.e., 42 C.F.R. Section 1001.952(j)) provide that prohibited remuneration under the Anti-Kickback Statute does not include any payment by a vendor of goods to a group purchasing organization, as defined in the regulations, if certain standards are met. The Company believes that the group purchasing organizations with which it has purchasing agreements comply in all material respects with such standards.

HEALTHCARE REFORM; THIRD-PARTY REIMBURSEMENT

     In recent years, several comprehensive healthcare reform proposals were introduced in the United States Congress. The intent of the proposals was, generally, to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While none of the proposals were adopted, healthcare reform may again be addressed by the current United States Congress. Certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs.

     Implementation of government healthcare reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. In addition, healthcare reform may accelerate the growing trend toward involvement by hospital administrators, purchasing managers and buying groups in purchasing decisions. This trend would likely include increased emphasis on the cost-effectiveness of any treatment regimen. These changes may also cause the marketplace in general to place increased emphasis on the utilization of minimally invasive surgical procedures and the delivery of more cost-effective medical therapies. Regardless of which additional reform proposals, if any, are ultimately adopted, the trend toward cost controls and the requirements of more efficient utilization of medical therapies and procedures will continue and accelerate. The Company is unable at this time to predict whether any such additional healthcare initiatives will be enacted, the final form such reforms will take or when such reforms would be implemented.

     The Company's products are purchased principally by hospitals, hospital networks and hospital buying groups. During the past several years, the major third-party payors of hospital services (Medicare, Medicaid, private healthcare indemnity insurance and managed care plans) have substantially revised their payment methodologies to contain healthcare costs. These cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third-party payors, such as governmental programs, private indemnity insurance and managed care plans which are billed by hospitals for such healthcare services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application. There can be no assurance that in the future, hospital purchasing decisions or third party reimbursement levels will not adversely affect the profitability of the Company's products.

INSURANCE

     The Company maintains insurance in such amounts and against such risks as it deems prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect the Company against significant claims for damages. The occurrence of a significant event not fully insured against could materially and adversely affect the Company's business, financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

PATENTS, TRADEMARKS, LICENSES AND PROPRIETARY RIGHTS

     The Company believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, "know-how," continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company currently owns numerous United States patents and patent applications, as well as numerous foreign patents and patent applications, which relate to aspects of the technology used in certain of the Company's products, including the LifePort(R) family of vascular access ports, the Infuse-a-

Cath(TM) family of hemodialysis catheters and the Bayonet locking system used in the LifePort(R) family of products and in the Infuse-a-Cath(TM) family of products. The Company also is a party to several license agreements with third parties pursuant to which it has obtained, for varying terms, the right to make, use and/or sell products that are covered under such license agreements in consideration for royalty payments. Many of the Company's major products, including its Circle C(R) acute and chronic catheters, its Infuse-a-Cath(TM) catheters, carotid shunt, and cholangiogram catheters are subject to such license agreements. There can be no assurance that the Company or its licensors have or will develop or obtain additional rights to products or processes that are patentable, that patents will issue from any of the pending patent applications filed by the Company or that claims allowed will be sufficient to protect any technology that is licensed to the Company. In addition, no assurances can be given that any patents issued or licensed to the Company or other licensing arrangements will not be challenged, invalidated, infringed or circumvented or that the rights granted thereunder will provide competitive advantages for the Company's business or products. In such event the business, results of operations and financial condition of the Company could be materially adversely effected.

     There has been substantial litigation regarding patent and other intellectual property rights in the medical devices industry. Although the Company has not been a party to any material litigation to enforce intellectual property rights held by the Company, or a party to any material litigation seeking to enforce rights alleged to be held by others, future litigation may be necessary to protect patents, trade secrets or "know-how" owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of the Company and others. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions. Any such litigation could result in substantial cost to and diversion of effort by the Company. Adverse determinations in any such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the business, results of operations and financial condition of the Company. Accordingly, the Company may, in the future, be subject to legal actions involving patent and other intellectual property claims.

     The Company relies upon trade secrets and proprietary technology for protection of its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques or that third parties will not otherwise gain access to the Company's trade secrets or disclose such technology.


     The Company also relies upon trademarks and trade names for the development and protection of brand loyalty and associated goodwill in connection with its products. The Company's policy is to protect its trademarks, trade names and associated goodwill by, among other methods, filing United States and foreign trademark applications relating to its products and business. The Company owns numerous United States and foreign trademark registrations and applications. The Company also relies upon trademarks and trade names for which it does not have pending trademark applications or existing registrations, but in which the Company has substantial trademark rights. The Company's registered and unregistered trademark rights relate to the majority of the Company's products, including the Circle C(R), Infuse-a-Port(R), Triumph-1(R), Infuse-a-Cath(TM), LifePort(R), Pheres-Flow(R) Vortex(TM), Pruitt-Inhara(R) and Reddick product lines. There can be no assurance that any registered or unregistered trademarks or trade names of the Company will not be challenged, canceled, infringed or circumvented, or be declared generic, or be declared infringing on other third-party marks, or provide any competitive advantage to the Company.

ENVIRONMENTAL COMPLIANCE


     The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storage and disposal of materials which are classified as hazardous. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. While the Company continues to make capital and operational expenditures for protection of the environment, it does not anticipate that those expenditures will have a material adverse effect on its business, financial condition and results of operations.

RAW MATERIALS

     The Company has arrangements with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of the components and materials used in its injection molding process are available from a number of different suppliers, although certain components are purchased from a limited number of sources. While the Company believes that there are alternative and satisfactory sources for its components, a sudden disruption in supply from one of the Company's existing suppliers could adversely affect the Company's ability to deliver its products in a timely manner and could adversely affect the Company's results of operations.

BACKLOG

     Delivery lead times for the Company's products are very short at times and, consequently, the Company routinely maintains an immaterial amount of order backlog which is generally filled within 60 days of the order date. Management currently believes that its backlog is not a reliable indicator of future financial or operating performance.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company is engaged in limited ongoing research and development activities. The principal focus of the Company's research and development effort is to identify and analyze the needs of vascular surgeons, physicians and clinicians, and to develop products that address these needs. The Company views proposals from physicians and other healthcare professionals as an important source of potential research and development projects. The Company believes that those end-users are often in the best position to conceive of new products and to recommend ways to improve the performance of existing products. Many of the Company's product improvements have resulted from collaborative efforts with physicians and other healthcare professionals or other medical device manufacturers.

     In 1996, 1997 and 1998, research and development expenses accounted for $58,700 (0.8% of net sales), $7,000 (0.04% of net sales), and $412,000 (1.1% of net sales) respectively. Such amounts were used primarily to improve existing products and implement new technology to produce these products. A portion of the 1998 amount resulted from unexpected research and development expenses relating to products sold in the Asian marketplace.

COMPETITION

     The markets for the Company's product lines are highly competitive. The Company faces substantial competition from a number of other manufacturers and suppliers of vascular access ports, dialysis and apheresis catheters and related ancillary products, including companies with more extensive research and manufacturing capabilities and greater technical, financial and other resources. In response to increased concerns about the rising costs of healthcare, United States hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products compete primarily on the basis of: (i) product design, development and improvement; (ii) customer support; (iii) brand loyalty; and (iv) price. The Company's competitors in the vascular access products business include Bard Access Systems, a division of C.R. Bard, Inc. and Sims, a division of Smith Industries. In each of the product lines represented by the Company's distribution business, the Company competes against manufacturers selling directly to customers. Such manufacturers include Baxter International Inc. and Abbott Laboratories.

EMPLOYEES

     At December 31, 1998, the Company had approximately 200 full-time employees.


ITEM 2.  PROPERTIES.

     The Company's principal executive and administrative offices and manufacturing and development center is located in Manchester, Georgia in a 45,000 square foot facility. The Company leases the Manchester facility and the
10.5 acre lot on which it is located from the Development Authority of the City of Manchester (the "Manchester Development Authority") pursuant to operating leases which expire in 2009 and 2010 (collectively, the "Manchester Leases") and under which the Company pays monthly lease payments of approximately $9,500 in the aggregate. The Company has an option to extend each of the Manchester Leases for an additional five-year term and to purchase the facility and/or the adjacent lot containing approximately nine acres. While the Company considers the Manchester facility to be in good condition and adequate to meet the present and foreseeable needs of the Company, a significant increase in demand or production could render the Manchester facility inadequate.

     The Company owns an office condominium located in Atlanta, Georgia (the "Atlanta Office"). The Company utilizes approximately 3,300 square feet of the Atlanta Office for administrative offices, and it leases approximately 3,100 square feet to a third party.

     The Company occupies approximately 5,000 square feet of office space and approximately 13,000 square feet of warehouse space in Long Island City, New York for use in Stepic's distribution operation and warehousing of products pursuant to a Transition Services Agreement. While the Company considers this space to be in good condition and adequate to meet the present and foreseeable needs of the Company, a significant increase in demand or inventory could render the facilities inadequate.



ITEM 3.  LEGAL PROCEEDINGS.

     On October 30, 1998 and December 7, 1998, shareholder suits were filed against the Company, Marshall B. Hunt, William E. Peterson, Jr., Roy C. Mallady, Charles E. Adair, and Mark A. Jewett. An amended consolidated complaint, filed on March 8, 1999, added as a defendant Cordova Capital Partners LP - Enhanced Appreciation, one of the Company's institutional investors. The two lead plaintiffs are Daniel E. Herlihy and Thomas L. O'Hara, Jr., and the other named plaintiff is Jack Edery. The amended consolidated complaint, which is pending in the U.S. District Court for the Northern District of Georgia (Atlanta Division), seeks class certification and rescissory and/or compensatory damages as well as expenses of litigation. The complaint alleges that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. The defendants have until April 7, 1999 to answer, move to dismiss or otherwise respond to the amended consolidated complaint. Although the Company believes the suit is without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also is a party from time to time to other actions arising in the ordinary course of business which it deems immaterial. Although the Company believes that it has defenses to the claims of liability or for damages in the actions against it, there can be no assurance that additional lawsuits will not be filed against the Company or its subsidiaries. Further, there can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of the senior management of the Company and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend or pursue each of the lawsuits.

     The Company maintains insurance in such amounts and against such risks as it deems prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect the Company against significant claims for damages. The occurrence of a significant event not fully insured against could materially and adversely affect the Company's business, financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to shareholders of the Company for a vote in the Fourth Quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Company's Common Stock trades on The NASDAQ Stock Market(R) under the symbol "HMPS." The following table sets forth the high and low sales price of the Common Stock as reported on the NASDAQ National Market System for the periods indicated (from the inception of trading on April 15, 1998).


Calendar Year 1998                                High       Low
                                                  -----      ---
Second Quarter (April 15 through June 30)         17.13      9.00
Third Quarter ...........................         13.38      5.38
Fourth Quarter ..........................          5.75      1.75

As of March 15, 1999, there were 70 record holders of the Company's Common Stock. On March 15, 1999, the last reported sales price of the Common Stock on the Nasdaq system was $5.00 per share.

     The Company has not paid or declared any cash dividends on its capital stock since its inception. The Company currently intends to retain all future earnings for use in the expansion and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions. The Company's credit agreement with its lenders currently prohibits the payment of dividends on the Company's capital stock.

RECENT SALES OF UNREGISTERED SECURITIES

     In April 1998 Cordova Ventures, L.P. -- Enhanced Appreciation ("Cordova") exercised certain anti-dilution rights relating to a warrant (and the shares issued pursuant thereto) to purchase 15,550 shares of the Company's Class A Common Stock for $.001 per share, for a nominal purchase price. Cordova is an accredited investor, and thus this issuance to Cordova was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Section 4(2) Exemption").

     On July 15, 1997, the Company issued to NationsCredit a warrant to purchase 765,000 shares of Common Stock. Concurrently with the consummation of the Offering on April 20, 1998, the Company issued to NationsCredit 765,000 shares of Common Stock upon exercise of warrants to purchase such stock for an aggregate amount of $765. NationsCredit is an accredited investor, and thus this issuance to NationsCredit was made in reliance on the Section 4(2) Exemption.

     On March 20, 1998, the Company issued to Premier Purchasing Partners, L.P. a warrant to purchase up to 500,000 shares of Common Stock, subject to certain vesting requirements. The Company granted the warrant to Premier in partial consideration for Premier executing a purchasing agreement with the Company. See
Item 1. "Business - Description of Business by Industry Segment." The right to purchase shares of common stock under the warrant vests annually in increments of 100,000 shares only upon the achievement of certain specified minimum annual sales and/or minimum cumulative sales of the Company's products to participating Premier shareholders. Premier is an accredited investor, and thus this issuance to Premier was made in reliance on the Section 4(2) Exemption.

     On February 1, 1996, the Company entered into a Consulting and Services Agreement with Healthcare Alliance, an affiliate of Robert J. Simmons, a director of the Company. Pursuant to the agreement, Healthcare Alliance agreed to assist the Company in marketing its products through the negotiation of purchasing agreements with hospital purchasing groups, physicians' organizations and other medical service and healthcare providers. In April 1998 and pursuant to the agreement, Healthcare Alliance received 45,328 shares in exchange for procuring the Premier account in March 1998.

     All of the foregoing issuances were conducted without an underwriter or placement agent.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data of the Company as of and for each of the five years ended December 31, 1998 are derived from, and are qualified by reference to the consolidated financial statements, including the notes thereto, of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K.


                                                                                   Years ended December 31,
                                                                   ----------------------------------------------------------

                                                                     1994         1995         1996         1997         1998
                                                                     ----         ----         ----         ----         ----

STATEMENT OF OPERATIONS DATA:                                                  (In thousands, except per share data)

Net sales...................................................       $ 4,147       $ 5,003     $ 7,052      $ 15,798    $ 39,399
Cost of goods sold..........................................         1,997         2,227       2,997         6,273      19,933
                                                                   -------       -------     -------      --------    --------
Gross profit................................................         2,150         2,776       4,055         9,525      19,466
Selling, general and administrative expenses................         2,421         2,921       4,560         6,476      13,597
                                                                   -------       -------     -------      --------    --------
Operating income (loss).....................................          (271)         (145)       (505)        3,049       5,869
Interest expense, net.......................................          (160)         (242)       (733)       (3,971)     (3,103)
Accretion of value of put warrant repurchase
     obligation (1).........................................            --            --          --        (8,000)         --
Other income................................................           101            --          54            70          46
                                                                   -------       -------     -------      --------    --------
Income (loss) before income taxes and extraordinary
items.......................................................          (330)         (387)     (1,184)       (8,852)      2,812
Income tax benefit (expense)................................            --             7          --          (320)     (1,781)
Effect of conversion to C corporation status................            --            (7)         --            --          --
Extraordinary gain on early extinguishment of
     put feature(1).........................................            --            --          --            --       1,100
Extraordinary losses on early extinguishments of debt.......            --           (70)         --            --         (83)
                                                                   -------       -------     -------      --------    --------
Net income (loss)...........................................       $  (330)      $  (457)    $(1,184)     $ (9,172)   $  2,048
                                                                   =======       =======     =======      ========    ========
Net income (loss) per share before extraordinary items --
     basic and diluted......................................       $    --       $  (.04)    $    --      $     --    $    .08
Net income (loss) per share -- basic and diluted ...........       $  (.04)      $  (.05)    $  (.13)     $   (.97)   $    .17
Weighted average common shares outstanding -- basic.........         8,333         9,144       9,419         9,419      12,187
Weighted average common shares outstanding -- diluted.......         8,333         9,144       9,419         9,419      12,412

BALANCE SHEET DATA (end of year):
Cash and cash equivalents...................................       $   600       $   394     $   218      $  2,894    $  6,232
Working capital.............................................           238         1,500       1,018         6,842      28,767
Total assets................................................         2,222         6,894       6,176        31,577     104,637
Long-term debt, net of current maturities...................         1,227         4,907       5,053        23,971      47,074
Total shareholders' (deficit) equity........................          (438)       (1,024)     (1,916)      (11,150)     41,431

-------------------------
1 See Note 9 to the Company's consolidated financial statements for a discussion of these items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto appearing elsewhere herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the Company's limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company's potential exposure to product liability, the possible inadequacy of the Company's cash flow from operations and cash available from external financing, the inability to introduce new products, the Company's reliance on a few large customers, the Company's dependence on key personnel, the fact that the Company is subject to control by certain shareholders, the Company's ability to address Year 2000 problems, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, risks relating to the pending shareholder suit against the Company, deterioration in general economic conditions, and the Company's ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained below in this Item under the sections entitled "Year 2000 Readiness Disclosure" and "Risk Factors."

BACKGROUND

     The Company is a specialty medical device company focused on manufacturing and/or marketing vascular products. The Company's oncology product lines include implantable vascular ports, tunnelled catheters and stem cell transplant catheters used primarily in cancer treatment protocols. The Company has a complete line of acute and chronic dialysis catheters and immediate access hemodialysis grafts used for kidney failure patients, as well as balloon technology products for embolectomy catheters and carotid shunts used for endarterectomy procedures. In addition, the Company distributes certain specialty devices used primarily in general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care settings. The Company was incorporated and began its operations in February 1990 as a distributor of medical devices and began to distribute vascular access devices in 1990. In November 1992, the Company entered into a collaborative effort with a leading heart valve manufacturer to design and develop a new line of vascular access ports for the Company. This new line of ports, the Triumph-1(R) line, was introduced in September 1994. The Company continues to market the Triumph-1(R) line of vascular access ports. In May 1995, the Company began to distribute the NeoStar Medical(R) line of hemodialysis catheters. In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical(R) product line at this facility in October 1996 and expanded this facility in 1998 to approximately 45,000 square feet. In July 1997, the Company acquired the port business of Strato(R)/Infusaid(TM). The primary product lines obtained in the Strato(R)/Infusaid(TM) acquisition included the LifePort(R) and Infuse-a-Port(R) vascular access ports, and the Infuse-a-Cath(TM) line of catheters. In 1998, the Company made additional product acquisitions and acquired the CVS and Stepic medical device distribution businesses. See "--1998 Acquisitions and Distribution Agreements" below. Distribution of medical devices currently comprises approximately 55% of the Company's revenue.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items contained in the Company's consolidated statements of operations expressed as a percentage of net sales:

                                                                      Years Ended December 31,
                                                                 -------------------------------
                                                                  1996         1997         1998
                                                                 -----        -----        -----
Net sales .................................................      100.0%       100.0%       100.0%
Cost of goods sold ........................................       42.5         39.7         50.6
                                                                 -----        -----        -----
Gross profit ..............................................       57.5         60.3         49.4
Selling, general and administrative expense ...............       64.6         41.0         34.5
                                                                 -----        -----        -----
    Operating income (loss) ...............................       (7.1)        19.3         14.9
Other income (expense)
    Interest expense, net .................................      (10.4)       (25.1)        (7.9)
    Accretion of value of put warrant repurchase obligation         --        (50.6)          --
    Other income ..........................................        0.7          0.4          0.1
                                                                 -----        -----        -----
Income (loss) before income taxes and extraordinary item ..      (16.8)       (56.0)         7.1
Income tax expense ........................................         --         (2.0)        (4.5)
Extraordinary gain on early extinguishment of put feature .         --           --          2.8
Extraordinary loss on early extinguishment of debt ........         --           --         (0.2)
                                                                 -----        -----        -----
Net income (loss) .........................................      (16.8)%      (58.0)%        5.2%
                                                                 =====        =====        =====

   Year Ended December 31, 1998 compared to Year Ended December 31, 1997

     Net Sales. Net sales increased 149.4% to $39.4 million in 1998 from $15.8 million in 1997. Approximately $21.8 million of this increase is attributable to the 1998 acquisitions of Norfolk, IFM, CVS and Stepic ("the 1998 Acquisitions") and the effect of owning Strato for a full year in 1998 versus five and a half months in 1997. If the Company's sales were compared on a "same store" basis, i.e., excluding the sales increase resulting from the 1998 Acquisitions and owning Strato a full year in 1998, sales revenue increased approximately $1.83 million or 12%. This increase, which is attributable primarily to increased volume in hemodialysis and triple lumen catheter sales, is largely due to an expanded sales force. The allocation of 1998 net sales on a segment basis resulted in net sales of $27.6 million from the manufacturing segment and $12 million from the distribution segment. There were no distribution segment sales in 1997.

    Gross Profit. Gross profit increased 104.4% to $19.5 million in 1998, from $9.5 million in 1997. Gross margin decreased to 49.4% in 1998 from 60.3% in 1997. The decrease in gross margin is primarily the result of the acquisition of CVS and Stepic, the distribution segment of the business, which produces a significantly lower profit margin on products manufactured by companies other than Horizon. Excluding the 1998 acquisitions and the five and a half month effect of the Strato acquisition, gross profit on a "same store" basis increased from 60.3% or $9.5 million in 1997 to 63.1% or $11.1 million in 1998. This increase is primarily attributable to improved production efficiencies at the Manchester facility. The increase is also due to increased sales and the effect of increased volume of higher margin catheter products as part of the overall sales mix. The breakout of 1998 gross margin on a segment basis resulted in gross profit of $16.4 million or 59.3% from the manufacturing segment and $3.1 million or 25.8% from the distribution segment.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G & A) increased $7.1 million or 110% to $13.6 million in 1998 from $6.5 million in 1997. Approximately $3.6 million of this increase is due to the expenses incurred in operating the businesses acquired in the 1998 Acquisitions and the additional five and a half months of owning Strato. On a "same store" basis, SG&A costs increased $3.5 million. The increase was partly attributable to a consultant fee of $657 thousand paid in relation to the Premier agreement, which was the fair market value of stock issued to Premier pursuant to the agreement. Additionally, the increase is due to increased research and development fees and increased compensation expenses associated with the expansion of the sales force and the development of an adequate infrastructure to manage the rapid growth through acquisitions. SG&A expenses decreased as a percentage of net sales to 34.5% in 1998 from 41.0% in 1997 due to substantial revenue growth in 1998.

     Interest Expense. Interest expense, net of interest income, decreased approximately $868,000 or 22% from $4 million in 1997 to $3.1 million in 1998. Excluding the effects of the accelerated amortization of debt issue costs and debt discount related to the NationsCredit debt and warrant (more fully discussed in Note 9 to the Company's consolidated financial statements included elsewhere in this Form 10-K), interest expense decreased approximately $133,000 in 1998. The accelerated amortization was approximately $1.4 million in 1998 compared to $2.3 million in 1997. The decrease is due primarily to the improved cash position of the Company for much of 1998 as a result of the Initial Public Offering (the "IPO") proceeds. "See also Liquidity and Capital Resources."

    Accretion of Value of Put Warrant Repurchase Obligation. This item represented a one-time charge of $8 million in 1997 as a result of the estimated increase in the original $3 million value assigned to the NationsCredit Warrant, which included a put feature. The put feature was rescinded by NationsCredit in January 1998 which resulted in an extraordinary gain of $1.1 million and a reclassification of $9.9 million from a put warrant repurchase obligation liability to additional paid-in capital. This transaction is more fully described in Note 9 to the Company's consolidated financial statements contained elsewhere in this Form 10-K.

    Extraordinary Items. During 1998, the Company incurred extraordinary net losses of approximately $83,000, net of applicable income tax benefit of approximately $53,300, associated with the early extinguishment of certain debt, which the Company repaid using proceeds from the IPO. In addition, as discussed previously, the Company recorded an extraordinary gain of $1.1 million in 1998 due to the rescission of a put feature associated with the NationsCredit Warrant that was issued in 1997. These transactions are more fully described in Notes 6 and 9 to the Company's consolidated financial statements contained elsewhere in this Form 10-K.

    Income Taxes. Income tax expense increased approximately $1.5 million or 457% from an approximate $320,000 in 1997 to approximately $1.8 million in 1998. The increase in expense is attributable to increased pre-tax income and the full year impact of the non-deductible goodwill amortization expense related to the Strato acquisition. It should be noted that the 1997 expense was also lower due to the utilization of net operating loss carryforwards for which there previously had been a full valuation allowance. These carryforwards were fully utilized in 1997.

    Year Ended December 31, 1997 compared to Year Ended December 31, 1996

     Net Sales. Net sales increased 124.0% to $15.8 million in 1997, from $7.1 million in 1996. This increase is primarily attributable to (i) an overall increase in sales of ports of $7.3 million, with $7.0 million of this increase from sales of the port product lines acquired in the Strato(R)/Infusaid(TM) Acquisition, and (ii) an overall increase in sales of catheters of $1.3 million, with triple lumen catheter sales increasing $900,000, primarily due to the expansion of this product to the Company's full sales force in 1996. The overall increase in sales of catheters is primarily the result of a sales volume increase and to a lesser extent a slight price increase.

     Gross Profit. Gross profit increased 134.9% to $9.5 million in 1997, from $4.1 million in 1995. Gross margin increased to 60.3% in 1997, from 57.5% in 1996. The margin increase is attributable to the port product line acquired in the Strato(R)/Infusaid(TM) Acquisition having a higher margin than the Company's existing port product line and an increase in sales of triple lumen catheter which have a higher margin than the Company's other catheters. This margin increase was offset somewhat by increased overall international sales, which generally have lower profit margins than domestic sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 42.1% to $6.5 million in 1997, from $4.6 million in 1996. This increase is primarily attributable to increased compensation expenses associated with the development of the Company's sales force. Selling, general and administrative expenses declined as a percentage of net sales to 41.0% in 1997 from 64.6% in 1996 due to substantial revenue growth in 1997.

     Interest Expense. Net interest expense increased to $4 million in 1997 from $700,000 in 1996. Such expense increased as a percentage of net sales to 25.1% in 1997 from 10.4% in 1996. The increase is primarily a result of the amortization of deferred loan costs and interest expense in connection with the previous credit facility with NationsCredit, including $1.8 million of amortization related to the debt discount associated with the NationsCredit Warrant.

     Accretion of Value of Put Warrant Repurchase Obligation. In connection with the Credit Facility, the Company issued the NationsCredit Warrant which contained a put feature. The Company recorded a charge of $8 million equaling the estimated increase in the value of the NationsCredit Warrant from its original estimated value of $3 million. On January 29, 1998 the Company entered into an agreement with NationsCredit which rescinded the put feature of the NationsCredit Warrant. This resulted in a $1.1 million decrease in the liability to be reflected as an increase to income in 1998. The remaining $9.9 million was reclassified from the liability to additional paid in capital. Such adjustments were reflected in the Company's first quarter 1998 results. See Notes 6 and 9 of the notes to the consolidated financial statements of the Company.

     Taxes. Income taxes increased to $300,000 in 1997 from $0 in 1996. Prior to 1997, the Company recorded a full valuation allowance against its net deferred tax assets which were primarily attributable to its net operating loss carryforwards. During 1997, the Company generated taxable income sufficient to fully utilize the net operating loss carryforwards. The provision for income taxes in 1997 differs from the amount which would have been calculated by applying the federal statutory rate of 34% due primarily to nondeductible interest and accretion of the put warrant repurchase obligation of approximately $9.8 million.

QUARTERLY RESULTS

     The following table sets forth quarterly statement of operations data for 1997 and 1998. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                    Three Months Ended
                                                     ---------------------------------------------------
                                                     March 31       June 30    September 30   December 31
                                                     --------       -------    ------------   -----------
                                                       1997           1997         1997           1997
                                                       ----           ----         ----           ----

                                                             (In Thousands, except per share data)
Net sales ........................................    $ 1,941        $ 2,216      $ 5,161       $ 6,480
Costs of goods sold ..............................        814            990        2,005         2,464
                                                      -------        -------      -------       -------
Gross profit .....................................      1,127          1,226        3,156         4,016
Selling, general and administrative expenses .....      1,116          1,194        1,958         2,208
                                                      -------        -------      -------       -------
Operating income .................................         11             32        1,198         1,808
Interest expense, net ............................       (175)          (172)      (1,668)       (1,956)
Accretion of value of put warrant repurchase
    obligation ...................................         --             --       (3,636)       (4,364)
Other income .....................................         11             11           36            12
                                                      -------        -------      -------       -------
Loss before income taxes .........................       (153)          (129)      (4,070)       (4,500)
Income tax expense ...............................         --             --           --          (320)
                                                      -------        -------      -------       -------
Net loss .........................................    $  (153)       $  (129)     $(4,070)      $(4,820)
                                                      =======        =======      =======       =======
Net loss per share -- basic and diluted ..........    $  (.02)       $  (.01)     $  (.43)      $  (.51)
                                                      =======        =======      =======       =======


                                                                        Three Months Ended
                                                      -----------------------------------------------------
                                                      March 31,      June 30,   September 30,  December 31,
                                                      ---------      --------  -------------  -------------
                                                        1998           1998         1998          1998
                                                        ----           ----         ----          ----

                                                               (In Thousands, except per share data)

Net sales ........................................     $ 6,709      $ 6,859       $ 8,064      $ 17,767
Costs of good sold ...............................       2,534        2,500         3,485        11,414
                                                       -------      -------       -------      --------
Gross profit .....................................       4,175        4,359         4,579         6,353
Selling, general and administrative expenses .....       2,963        2,439         3,244         4,951
                                                       -------      -------       -------      --------
Operating income .................................       1,212        1,920         1,335         1,402
Interest expense, net ............................      (1,942)        (299)          (30)         (832)
Other income .....................................          11           11            11            13
                                                       -------      -------       -------      --------
Income (loss) before income taxes and
     extraordinary item ..........................        (719)       1,632         1,316           583
Income tax expense ...............................        (209)        (681)         (576)         (314)
                                                       -------      -------       -------      --------
Income (loss) before extraordinary items .........        (928)         951           740           269
Extraordinary gain on early extinguishment of put
     feature .....................................       1,100           --            --            --
Extraordinary losses on early extinguishments of
     debt, net of income tax benefit of $53,330 ..          --          (83)           --            --
                                                       -------      -------       -------      --------
Net income .......................................     $   172      $   868       $   740      $    269
                                                       =======      =======       =======      ========
Net income (loss) per share before extraordinary
     item -- basic and diluted ...................     $  (.10)     $   .08       $   .06      $    .02
                                                       =======      =======       =======      ========
Net income per share -- basic and diluted ........     $   .02      $   .07       $   .06      $    .02
                                                       =======      =======       =======      ========

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund capital expenditures for its existing facility and to fund new business acquisitions. Historically, the Company has used cash generated by operations, bank financing, and, in 1998, proceeds from its public equity offering to fund its capital requirements. Additionally, the Company requires capital to finance accounts receivable and inventory. The Company's working capital requirements vary from period to period depending on its production volume, the timing of shipments and the payment terms offered to its customers.

     Net cash provided by (used in) operations was approximately ($706,000) in 1998, as compared with approximately $112,000 and $2.7 million in 1996 and 1997, respectively. The decrease in cash from operations during 1998 was primarily the result of higher accounts receivable and inventory balances in 1998, as well as the reduction of certain liabilities related to acquisition expenses slightly offset by an increase in trade accounts payable.

     Net cash used in investing activities was approximately $38.2 million during 1998, as compared with approximately $84,000 and $20.4 million in 1996 and 1997, respectively. Substantially all of the investing activities were for acquisitions and capital expenditures for the Company's Manchester facility. The most significant of the capital expenditures during 1998 was the purchase of the Company's office in Atlanta as well as certain furnishings and equipment in the amount of approximately $584,000. Cash paid for acquisitions was approximately $19.5 million and $36.1 million during 1997 and 1998, respectively. The Company made no acquisitions during 1996. In addition, the Company issued notes payable related to the 1998 Acquisitions of approximately $7.9 million.

     The Company has established a capital expenditure budget in 1999 of approximately $2.5 million, including $1.5 million for the construction of a distribution warehouse adjacent to its manufacturing facility in Manchester, Georgia.

     Net cash provided by (used in) financing activities was $42.1 million in 1998, as compared with approximately ($204,000) and $20.4 million in 1996 and 1997, respectively. Financing activities in 1998 include approximately $39.9 million provided by the Company's IPO of its common stock as well as additional borrowings under the Company's new credit facility, discussed below, primarily to finance certain of the Company's fiscal year 1998 acquisitions as well as fund to operations. Specifically, the proceeds from the Company's initial public offering were used, in 1998, to repay the Company's existing debt of approximately $25 million that was outstanding, purchase the Company's office in Atlanta, Georgia, and fund the acquisition of Norfolk. In 1997, the borrowings of $23.5 million were used to fund business expansion through the acquisition of Strato, to retire approximately $1.7 million of existing debt and to purchase warrants issued in connection with a previous debt agreement for a price of $400,000.

     As previously noted, the Company's previous credit facility and certain other indebtedness were repaid during 1998 with proceeds from the IPO as was required by the respective agreements. On May 26, 1998, the Company entered into a $50 million amended and restated credit facility ("the New Credit Facility") with NationsCredit to be used for working capital purposes and to fund future acquisitions. The New Credit Facility bears interest, at the option of the Company as defined in the agreement. At December 31, 1998, the Company's interest rate was 8.1701%. Portions of the amounts outstanding under the New Credit Facility are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. The remaining portion is due on the date of the expiration of the New Credit Facility, which is July 1, 2004. The total balance outstanding under the New Credit Facility was approximately $42 million and no funds were available for borrowing under the New Credit Facility at December 31, 1998. In addition, the Company had outstanding standby letters of credit at December 31, 1998 of approximately $7.7 million, which collateralize the Company's obligations to third parties in connection with its 1998 acquisitions. The Company's New Credit Facility contains certain restrictive covenants that require a minimum net worth and EBITDA as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. The Company is in compliance with or has received appropriate waivers of these covenants as of the date of this filing. The New Credit Facility is described more fully in Note 6 of the consolidated financial statements of the Company included elsewhere in this Form 10-K. The Company and NationsCredit amended the New Credit Facility on March 31, 1999, to adjust certain of the financial ratio covenants and increase the interest rate.

     The Company is currently negotiating with its lenders for an increase in its credit facility which, together with its cash flows from operations, the Company believes will be sufficient to satisfy its future working capital and capital expenditure requirements.

IMPACT OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of the Company's operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The New Credit Facility costs result primarily from interest and principal and are not affected by inflation. Further, although the Company often sells products on a fixed cost basis, the average time between the receipt of any order and delivery is generally only a few days. While the Company has not historically been adversely affected by increases in the cost of raw materials and components, several GPO agreements to which the Company is a party limit the Company's ability to raise prices. Thus, future increases in the cost of raw materials and components could adversely affect the Company's business, financial condition and results of operations. This could change in situations in which the Company is producing against a substantial backlog and may not be able to pass on higher costs to customers. In addition, interest on a portion of the Company's debt is variable (approximately $13.3 million is subject to an interest rate cap) and therefore may increase with inflation.

     The Company makes all sales of foreign customers in U.S. dollars. Thus, notwithstanding fluctuation of foreign currency exchange rates, the Company's profit margin for any purchase order is not subject to change due to exchange rate fluctuations after the time the order is placed.

YEAR 2000 READINESS DISCLOSURE

     Some computer systems use only two digits to represent the year, and they may be unable to process accurately certain data before, during or after the year 2000. This phenomenon is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, manufacturing or distribution network. Based on the Company's review of its business and operating systems, the Company does not expect to incur material costs with respect to assessing and remediating Y2K problems; however, there can be no assurance that such problems will not be encountered or that the costs incurred to resolve such problems will not be material.

     The Company is in the process of implementing a Y2K program with the objective of having all significant systems Y2K compliant by the third quarter of 1999. The Company is currently in the process of implementing new Manufacturing Materials Requirement Planning ("MRP") and Accounting computer systems. Both of these systems are Y2K compliant. Part of the Y2K program includes identifying and prioritizing significant vendors and suppliers and attempting to reasonably ascertain their stage of Y2K readiness. The Company is in the process of surveying its vendors and significant customers as to their state of Y2K readiness. The Company believes its manufacturing equipment is Y2K compliant.

     The implementation of the new computer systems described above were planned and are considered part of the Company's normal business.

     The Company's embedded systems (primarily consisting of telephone and voice mail systems) at its Manchester facility are substantially Y2K compliant. However, those systems at its Atlanta office are not Y2K compliant and must be replaced or upgraded.

     The Company's Medical Device Reporting software will be upgraded to comply with FDA Y2K requirements. The upgrade will also comply with International Regulatory Affairs Y2K requirements.

     The Company's primary computer system utilized in its New York distribution business is currently in the final modification phase for Y2K compliance, and the modifications are expected to be completed by June 30, 1999.

     The Company currently does not have a contingency plan for Y2K problems. The Company intends to develop a contingency plan by the end of the third quarter of 1999. The manager responsible for overseeing the Company's Y2K program recently left the Company. The responsibility for overseeing the Y2K program is being reassigned to another manager.

     According to recent reports, the healthcare industry lags behind other industries in Y2K preparedness. The reports indicate that the progress of health claim billing systems of third party payors is progressing slowly. To the extent the Company's customers experience problems with their payment collections, the Company's ability to collect payments from its customers could be adversely affected and could have a material adverse affect on the Company's business, liquidity, financial condition and results of operations.

     The Company relies on third party vendors and suppliers for raw materials, utilities, transportation and other key services. Interruption of vendor or supplier operations could materially adversely affect Company operations. The Company's manufacturing and distribution operations rely in part on computerized systems. Failure to identify and correct any Y2K sensitive systems could adversely affect the Company's business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, that requires the use of the management approach in identifying operating segments of the Company. Under the management approach, operating segments of an enterprise are identified in a manner consistent with how the Company makes operating decisions and assesses performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See Note 16 of the Company's consolidated financial statements included elsewhere in this Form 10-K.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. The Company adopted SFAS 130 during 1998, and for the years ending December 31, 1998, 1997, and 1996, there were no differences between net income and comprehensive income.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is effective for interim periods in the initial year of adoption. The Company does not expect the adoption of SFAS No. 133 to have a material impact.

RISK FACTORS

    LIMITED MANUFACTURING EXPERIENCE

         The Company's success will depend in part on its ability to manufacture its products in compliance with international and domestic standards such as ISO 9001, the FDA's Good Manufacturing Practices ("GMP") regulations and other applicable licensing and regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has historically outsourced the manufacturing of most of its product lines to third parties while remaining responsible for that work. In the fourth quarter of 1996, the Company transitioned the manufacturing of its Circle C(R) and Pheres-Flow(TM) specialty catheter product lines into its manufacturing facility in Manchester, Georgia. During 1998, the Company transitioned the manufacturing of its LifePort(TM), Infuse-a-Port(R) and Infuse-a-Cath(TM) product lines to the Manchester facility from a facility in Norwood, Massachusetts. The Company has undergone and expects to continue to undergo regular GMP inspections in connection with the manufacture of its products at the Company's facilities. The Company's success will depend, among other things, on its ability to efficiently manufacture different products and to integrate newly acquired products with existing products. The Company's failure to successfully commence the manufacturing of new products, to maintain or increase production volumes of new or existing products in a timely or cost-effective manner or to maintain compliance with ISO 9001, the CE Mark, GMP regulations or other applicable licensing or regulatory requirements could have a material adverse effect on the Company's business, results of operations and financial condition.

    MANAGEMENT OF GROWTH; RISKS ASSOCIATED WITH ACQUISITIONS

         The rapid growth experienced by the Company to date has placed, and could continue to place, significant demands on the Company's management, operational and financial resources. From time to time, the Company may pursue additional strategic acquisitions of complementary businesses, products or technologies as a means of expanding its existing product lines and distribution channels. As the medical devices industry continues to consolidate, the Company expects to face increasing competition from other companies for available acquisition opportunities. There can be no assurance that suitable acquisition candidates will be available, that financing for such acquisitions will be obtainable on terms acceptable to the Company or that such acquisitions will be successfully completed. Acquisitions entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) responsibility for undiscovered or contingent liabilities and (iv) loss of key employees of acquired operations. The relocation of manufacturing operations for acquired product lines to the Company's manufacturing facility in Manchester, Georgia may also result in interruptions in production and back orders. No assurance can be given that the Company will not incur problems in integrating any future acquisition and there can be no assurance that any future acquisition will increase the Company's profitability. Further, the Company's results of operations in fiscal quarters immediately following a material acquisition may be materially adversely affected while the Company integrates the acquired business into its existing operations. Any such problems could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time charges and the creation of goodwill or other intangible assets that could result in significant amortization expense.

    DEPENDENCE ON PATENTS, TRADEMARKS, LICENSES AND PROPRIETARY RIGHTS

         The Company believes that its competitive position and success has depended, in part, on and will continue to depend on the ability of the Company and its licensors to obtain patent protection for its products, to defend patents once obtained, to preserve its trade secrets and to operate without infringing upon patents and proprietary rights held by third parties, both in the United States and in foreign countries. The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications relating to technology, inventions and improvements that are important to the development of its business. The Company owns numerous United States and foreign patents and United States and foreign patent applications. The Company also is a party to license agreements with third parties pursuant to which it has obtained, for varying terms, the right to make, use and/or sell products that are covered under such license agreement in consideration for royalty payments. Many of the Company's major products are subject to such license agreements. There can be no assurance that the Company or its licensors have or will develop or obtain additional rights to products or processes that are patentable, that patents will issue from any of the pending patent applications filed by the Company or that claims allowed will be sufficient to protect any technology that is licensed to the Company. In addition, no assurances can be given that any patents issued or licensed to the Company or other licensing arrangements will not be challenged, invalidated, infringed or circumvented or that the rights granted thereunder will provide competitive advantages for the Company's business or products. In such event the business, results of operations and financial condition of the Company could be materially adversely affected.

         A number of medical device companies, physicians and others have filed patent applications or received patents to technologies that are similar to technologies owned or licensed by the Company. There can be no assurance that the Company is aware of all patents or patent applications that may materially affect the Company's ability to make, use or sell its products. United States patent applications are confidential while pending in the United States Patent and Trademark Office ("PTO"), and patent applications filed in foreign countries are often first published six or more months after filing. Any conflicts resulting from third-party patent applications and patents could significantly reduce the coverage of the patents owned or licensed by the Company and limit the ability of the Company or its licensors to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, the Company may be required to obtain licenses to those patents or to develop or obtain alternative technology. There can be no assurance that the Company would not be delayed or prevented from pursuing the development or commercialization of its products, which could have a material adverse effect on the Company.

         There has been substantial litigation regarding patent and other intellectual property rights in the medical devices industry. Although the Company has not been a party to any material litigation to enforce any intellectual property rights held by the Company, or a party to any material litigation seeking to enforce any rights alleged to be held by others, future litigation may be necessary to protect patents, trade secrets, copyrights or "know-how" owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of the Company and others. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any such litigation could result in substantial cost to and diversion of effort by the Company. Adverse determinations in any such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to the Company's trade secrets.

         The Company also relies upon trademarks and trade names for the development and protection of brand loyalty and associated goodwill in connection with its products. The Company's policy is to protect its trademarks, trade names and associated goodwill by, among other methods, filing United States and foreign trademark applications relating to its products and business. The Company owns numerous United States and foreign trademark registrations and applications. The Company also relies upon trademarks and trade names for which it does not have pending trademark applications or existing registrations, but in which the Company has substantial trademark rights. The Company's registered and unregistered trademark rights relate to the majority of the Company's products. There can be no assurance that any registered or unregistered trademarks or trade names of the Company will not be challenged, canceled, infringed, circumvented, or be declared generic or infringing of other third-party marks or provide any competitive advantage to the Company.

    SHAREHOLDER LITIGATION

         In the fourth quarter of 1998, shareholder suits were filed against the Company and certain of its officers, directors and shareholders. See Item 3. "Legal Proceedings." Although the Company believes the suits are without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company believes that it has defenses to the claims of liability and for damages in the action against it, there can be no assurance that additional lawsuits will not be filed against the Company or its subsidiaries. Further, there can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of the senior management of the Company and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

    POTENTIAL PRODUCT LIABILITY

         Because its products are intended to be used in healthcare settings on patients who are physiologically unstable and may be seriously or critically ill, the Company's business exposes it to potential product liability risks which are inherent in the medical devices industry. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for extended periods of time. Component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by the Company could result in injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims and/or a recall of, safety alert relating to, or other FDA or private civil action affecting one or more of the Company's products or responsible officials. The Company maintains product liability coverage in amounts that it deems sufficient for its business. There can be no assurance, however, that such coverage will be available with respect to or sufficient to satisfy all claims made against the Company or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, results of operations and financial condition.

    FUTURE CAPITAL REQUIREMENTS

         There can be no assurance that the Company's cash flow from operations and cash available from external financing will be sufficient to meet the Company's future cash flow needs, in which case the Company would need to obtain additional financing. The Company currently has limited availability of funds under the New Credit Facility. Any additional financing could involve issuances of debt or issuances of equity securities which would be dilutive to the Company's stockholders, and any debt facilities could contain covenants that may affect the Company's operations, including its ability to make future acquisitions. Adequate additional funds, whether from the financial markets or from other sources, may not be available on a timely basis, on terms acceptable to the Company or at all. Insufficient funds may cause the Company difficulty in financing its accounts receivables and inventory and may result in delay or abandonment of some or all of the Company's product acquisition, licensing, marketing or research and development programs or opportunities, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    NEW PRODUCT INTRODUCTIONS

         Although the vascular access product industry has not experienced rapid technological change historically, as the Company's existing products become more mature, the importance of developing or acquiring, manufacturing and introducing new products that address the needs of its customers will increase. The development or acquisition of any such products will entail considerable time and expense, including acquisition costs, research and development costs, and the time and expense required to obtain necessary regulatory approvals, which approvals are not assured, and any of which could adversely affect the business, results of operations or financial condition of the Company. There can be no assurance that such development activities will yield products that can be commercialized profitably or that any product acquisition can be consummated on commercially reasonable terms or at all. To date, substantially all of the Company's products have been developed in conjunction with third parties or acquired as a result of acquisitions consummated by the Company. The inability of the Company to develop or acquire new products to supplement the Company's existing product lines could have an adverse impact on the Company's ability to fully implement its business strategy and further develop its operation.

    CUSTOMER CONCENTRATION

         The Company's net sales to its three largest customers accounted for 8%, 14%, and 7% of total sales during 1996,1997 and 1998, respectively. The loss of, or significant curtailments of purchases by, any of the Company's significant customers could have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON KEY SUPPLIERS

         The Company purchases raw materials and components for use in manufacturing its products from many different suppliers. There can be no assurance that the Company will be able to maintain its existing supplier relationships or secure additional suppliers as needed. In addition, Stepic has generated approximately 72% of its sales through distribution of products of three major manufacturers. See "Business -- Description of Business by Industry Segment -- Product Distribution." The loss of a major supplier, the deterioration of the Company's relationship with a major supplier, changes by a major supplier in the specifications of the components used in the Company's products, or the failure of the Company to establish good relationships with major new suppliers could have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON KEY PERSONNEL

         The Company's success is substantially dependent on the performance, contributions and expertise of its executive officers and key employees. The Company's success to date has been significantly dependent on the contributions of Marshall B. Hunt, its Chairman and Chief Executive Officer, and William E. Peterson, Jr., its President, each of whom have entered into an employment agreement with the Company at the time of the Offering and on each of whom the Company maintains key man life insurance in the amount of $1 million. The Company is wholly dependent on certain key employees to manage its distribution business. The Company is also dependent on its ability to attract, retain and motivate additional personnel. The loss of the services of any of its executive officers or other key employees or the Company's inability to attract, retain or motivate the necessary personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

    CONTROL BY CERTAIN SHAREHOLDERS

         Marshall B. Hunt, William E. Peterson, Jr., and Roy C. Mallady, Jr. own more than 50% of the Company's outstanding common stock. These shareholders, if they were to act together, would have the power to elect all of the members of the Company's Board of Directors, amend the Amended and Restated Articles of Incorporation of the Company (the "Articles") and the Amended and Restated Bylaws of the Company (the "Bylaws") and effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of proposals relating to a merger of the Company or the acquisition of the Company by another entity. Accordingly, these shareholders are able to exert significant influence over the Company, including the ability to control decisions on matters on which shareholders are entitled to vote.

    YEAR 2000 ISSUES

         The approaching year 2000 could result in challenges related to the Company's computer software, accounting records and relationships with suppliers and customers. Management of the Company is studying year 2000 issues and is seeking to avoid such problems. Based on the Company's review of its business and operating systems, the Company does not expect to incur material costs with respect to assessing and remediating year 2000 problems. However, there can be no assurance that the Company will identify all year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

    HEALTHCARE REFORM/PRICING PRESSURE

         The healthcare industry in the United States continues to experience change. In recent years, several healthcare reform proposals have been formulated by members of Congress. In addition, state legislatures periodically consider healthcare reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative healthcare delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors to persons providing medical services. In particular, the healthcare industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on healthcare companies to reduce healthcare costs. Managed care and other healthcare provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the healthcare industry. Managed care organizations are continuing to consolidate and grow, increasing the ability of these organizations to influence the practices and pricing involved in the purchase of medical devices, including certain of the products sold by the Company, which is expected to exert downward pressure on product margins. Both short- and long-term cost containment pressures, as well as the possibility of continued regulatory reform, may have an adverse impact on the Company's business, results of operations and financial condition.

    GOVERNMENT REGULATION

         The Company's products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, the Company must obtain specific clearance or approval from the FDA before it can market new products or certain modified products in the United States. The FDA administers the FDC Act. Under the FDC Act, medical devices must receive FDA clearance through the Section 510(k) notification process ("510(k)") or the more lengthy PMA process before they can be sold in the United States. To obtain 510(k) marketing clearance, a company must show that a new product is "substantially equivalent" to a product already legally marketed and which does not require a PMA. Therefore, it is not always necessary to prove the safety and effectiveness of the new product in order to obtain 510(k) clearance for such product. To obtain a PMA, a company must submit extensive data, including clinical trial data, to prove the safety, effectiveness and clinical utility of its products. FDA regulations also require companies to adhere to certain GMP's, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by the Company will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of the Company's products. In addition, the Company is required to comply with FDA requirements for labeling and promotion of its products. The Federal Trade Commission also regulates most device advertising.

         In addition, international regulatory bodies often establish varying regulations governing product testing and licensing standards, manufacturing compliance (e.g., compliance with ISO 9001 standards), packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements and pricing and reimbursement levels. The inability or failure of the Company to comply with the varying regulations or the imposition of new regulations could restrict the Company's ability to sell its products internationally and thereby adversely affect the Company's business, results of operations and financial condition.

         Failure to comply with applicable federal, state or foreign laws or regulations could subject the Company to enforcement actions, including, but not limited to, product seizures, recalls, withdrawal of clearances or approvals and civil and criminal penalties against the Company or its responsible officials, any one or more of which could have a material adverse effect on the Company's business, results of operations and financial condition. Federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes, as are administrative interpretations of regulatory agencies. No assurance can be given that such changes will not have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, the Company has received Section 483 and warning letters from the FDA regarding the Company's compliance with FDA regulations. The Company has worked with the FDA to resolve these issues. There can be no assurance the Company will not receive additional warning letters in the future or that it will be able to reach an acceptable resolution of the issues raised in such letters.

    LIMITATIONS ON THIRD-PARTY REIMBURSEMENT

         In the United States, the Company's products are purchased primarily by hospitals and medical clinics, which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for the healthcare services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the United States Health Care Financing Administration ("HCFA"). The fixed rate of reimbursement is based on the procedure performed and is unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. In addition, third-party payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication. Reimbursement of procedures implanting the Company's vascular access ports and catheter products is currently covered under a DRG. There can be no assurance that reimbursement for such implantation will continue to be available, or that future reimbursement policies of third-party payors will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, results of operations and financial condition.

    COMPETITION

         The medical devices industry is highly competitive and fragmented. The Company currently competes with many companies in the development, manufacturing and marketing of vascular access ports, dialysis and apheresis catheters and related ancillary products and in the distribution of medical devices. Some of these competitors have substantially greater capital resources, management resources, research and development staffs, sales and marketing organizations and experience in the medical devices industry than the Company. These competitors may succeed in marketing their products more effectively, pricing their products more competitively, or developing technologies and products that are more effective than those sold or produced by the Company or that would render some products offered by the Company noncompetitive.

    FACTORS INHIBITING TAKEOVER

         Certain provisions of the Articles and Bylaws may delay or prevent a takeover attempt that a shareholder might consider in its best interest. Among other things, these provisions establish certain advance notice procedures for shareholder proposals to be considered at shareholders' meetings, provide for the classification of the Board of Directors, provide that only the Board of Directors or shareholders owning 70% or more of the outstanding Common Stock may call special meetings of the shareholders and establish supermajority voting requirements with respect to the amendment of certain provisions of the Articles and Bylaws. In addition, the Board of Directors can authorize and issue shares of Preferred Stock, no par value (the "Preferred Stock"), issuable in one or more series, with voting or conversion rights that could adversely affect the voting or other rights of holders of the Common Stock. The terms of the Preferred Stock that might be issued could potentially prohibit the Company's consummation of any merger, reorganization, sale of all or substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of such stock. Furthermore, certain provisions of the Georgia Business Corporation Code may have the effect of delaying or preventing a change in control of the Company.

    DETERIORATION IN GENERAL ECONOMIC CONDITIONS

         The sales of the products manufactured and distributed by the Company may be adversely impacted by a deterioration in the general economic conditions in the markets in which the Company's products are sold. Likewise, a deterioration in general economic conditions could cause the Company's customers and/or third party payors to choose cheaper methods of treatment not utilizing the Company's products. A decline in the Company's sales attributable to these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows.

     To manage this risk, the Company has entered into an interest rate cap agreement ("the Cap Agreement") with NationsBank, a major financial institution, to minimize the risk of credit loss. The Company uses this Cap Agreement to reduce risk by essentially creating offsetting market exposures. The Cap Agreement is not held for trading purposes.

     At December 31, 1998, the Company had approximately $42 million outstanding under its New Credit Facility, which expires in July 2004. Amounts outstanding under the New Credit Facility of approximately $13.3 million were subject to the Cap Agreement, which expires in October 2002. The fair value of the Cap Agreement, as determined by NationsBank, was $151 as of December 31, 1998. The Cap Agreement settles quarterly and the cap rate is 8.8%.

     For more information on the Cap Agreement, see Notes 1 and 6 to the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements are listed under Item 14(a) and appear beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the captions "Directors Standing for Election," "Directors Continuing in Office," and "Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is incorporated herein by reference to the information under the captions "How are Directors Compensated?" and "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Stock Ownership" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated herein by reference to this information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                                                                Page
                                                                ----
       1. Financial Statements
          Consolidated Financial Statements
               Report of Independent Accountants.................F-1
               Consolidated Balance Sheets as of
                 December 31, 1997 and 1998......................F-2
               Consolidated Statements of Operations
                 for the Years Ended December 31,
                 1996, 1997 and 1998.............................F-3
               Consolidated Statements of Shareholders'
                 (Deficit) Equity for the Years Ended
                 December 31, 1996, 1997, and 1998...............F-4
               Consolidated Statements of Cash Flows
                 for the Years Ended December 31,
                 1996, 1997, and 1998............................F-5
               Notes to Consolidated Financial Statements........F-7

       2. Financial Statement Schedules
          Report of Independent Accountants on Supplementary
             Information.........................................F-32
          Schedule II -- Valuation and Qualifying Accounts.......F-33


       3. Exhibits

          Included as exhibits are the items listed on the Exhibit Index below.

  EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBITS
  ------                              -----------------------
   3.1        Amended and Restated Articles of Incorporation of the Company,
              filed as Exhibit 3.1 to the Registrant's Form S-1 dated April 14,
              1998 (SEC File No. 333-46349) and incorporated herein by
              reference.

   3.2 Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
              333-46349) and incorporated herein by reference.

   4.1        See Articles II, III, VII and IX of the Amended and Restated
              Articles of Incorporation filed as Exhibit 3.1 and Articles I,
              VII, VIII and IX of the Amended and Restated Bylaws filed as
              Exhibit 3.2, filed as Exhibit 4.1 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   4.2        Specimen Common Stock Certificate, filed as Exhibit 4.2 to the
              Registrant's Form S-1 dated April 14, 1998 (SEC File No.
              333-46349) and incorporated herein by reference.

   4.3 Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd.

   10.1 Promissory Note dated September 28, 1995 made by Marshall B. Hunt to the order of the Company in the principal amount of $77,612.43, as amended by Amendment to Promissory Note dated September 28, 1996, filed as Exhibit 10.1 to the Registrant's Form S-1 dated
              April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.2       Promissory Note dated September 28, 1995 made by William E.
              Peterson, Jr. to the order of the Company in the principal amount of $77,612.43, as amended by Amendment to Promissory Note dated
              September 28, 1996, filed as Exhibit 10.2 to the Registrant's Form
              S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.3       Promissory Note dated September 28, 1995 made by Roy C. Mallady,
              Jr. to the order of the Company in the principal amount of $77,612.43, filed as Exhibit 10.3 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.4 Promissory Note dated October 12, 1995 made by Marshall B. Hunt to the order of the Company in the principal amount of $35,000.00, as amended by Amendment to Promissory Note dated October 12, 1995, filed as Exhibit 10.4 to the Registrant's Form S- 1 dated April
              14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.5       Promissory Note dated October 12, 1995 made by William E.
              Peterson, Jr. to the order of the Company in the principal amount of $35,000.00, as amended by Amendment to Promissory Note dated
              October 12, 1995, filed as Exhibit 10.5 to the Registrant's Form
              S- 1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.6       Promissory note dated October 12, 1995 made by Roy C. Mallady, Jr.
              to the order of the Company in the principal amount of $35,000.00, as amended by Amendment to Promissory

              Note dated October 12, 1995, filed as Exhibit 10.6 to the
              Registrant's Form S-1 dated April 14, 1998 (SEC File No.
              333-46349) and incorporated herein by reference.

   10.7 Amended and Restated Credit Agreement dated as of May 26, 1998 among the Company, the Lenders referred to therein and NationsCredit Commercial Corporation, as Agent, filed as Exhibit
              10.1 to the Registrant's Form 10-Q dated May 29, 1998 (SEC File
              No. 000-24025) and incorporated herein by reference.

   10.8       Lease Agreement dated as of July 1, 1996 between The Development
              Authority of the City of Manchester and the Company, filed as
              Exhibit 10.9 to the Registrant's Form S-1 dated April 14, 1998
              (SEC File No. 333-46349) and incorporated herein by reference.

   10.9       Lease Agreement dated as of August 29, 1997 between The
              Development Authority of the City of Manchester and the Company, filed as Exhibit 10.10 to the Registrant's Form S-1 dated April
              14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.10      1998 Stock Incentive Plan, filed as Exhibit 10.11 to the
              Registrant's Form S-1 dated April 14, 1998 (SEC File No.
              333-46349) and incorporated herein by reference.

   10.11      Stock Purchase Agreement dated June 20, 1997 among the Company,
              Pfizer, Inc., Arrow International, Inc. and Strato(R)/Infusaid(TM)
              Inc., as amended by Amendment to Purchase Agreement, dated June
              20, 1997, filed as Exhibit 10.14 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.12      Agreement dated January 13, 1995 between the Company and ACT
              Medical, Inc., filed as Exhibit 10.21 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.13      Horizon Plastic Ports: Term Sheet dated March 18, 1997, filed as
              Exhibit 10.22 to the Registrant's Form S-1 dated April 14, 1998
              (SEC File No. 333-46349) and incorporated herein by reference.

   10.14 Letter Agreement to Supply Agreement between CarboMedics, Inc. and the Company, dated February 17, 1993, as amended, Development
              Agreement, dated February 17, 1993, by and between CarboMedics,
              Inc. and the Company, as amended, and Equity Agreement, dated as of February 17, 1993, by and between CarboMedics, Inc. and the Company, as amended, filed as Exhibit 10.23 to the Registrant's
              Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.15 Agreement dated May 8, 1997 between the Company and Robert Cohen, filed as Exhibit 10.24 to the Registrant's Form S-1 dated April
              14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.16 Consulting and Services Agreement dated February 1, 1996 between the Company and Healthcare Alliance, Inc. as amended, filed as
              Exhibit 10.25 to the Registrant's Form S-1 dated April 14, 1998
              (SEC File No. 333-46349) and incorporated herein by reference.

   10.17      Second Amended License Agreement dated January 1, 1995 between Dr.
              Sakharam D. Mahurkar and NeoStar Medical(R) Technologies, filed as
              Exhibit 10.26 to the Registrant's Form S-1 dated April 14, 1998
              (SEC File No. 333-46349) and incorporated herein by reference.

   10.18 License Agreement dated July 1995 between Dr. Sakharam D. Mahurkar and Strato(R)/Infusaid(TM) Inc., filed as Exhibit 10.27 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
              333-46349) and incorporated herein by reference.

   10.19      Additional License Agreement dated January 1, 1997 between Dr.
              Sakharam D. Mahurkar and the Company, filed as Exhibit 10.28 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
              333-46349) and incorporated herein by reference.

   10.20      Atlanta Office Purchase Agreement, filed as Exhibit 10.29 to the
              Registrant's Form S-1 dated April 14, 1998 (SEC File No.
              333-46349) and incorporated herein by reference.

   10.21      Employment Agreement, dated as of April 3, 1998, between Marshall
              B. Hunt and the Company, filed as Exhibit 10.30 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
              333-46349) and incorporated herein by reference.

   10.22      Employment Agreement, dated as of April 3, 1998, between William
              E. Peterson, Jr. and the Company, filed as Exhibit 10.31 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
              333-46349) and incorporated herein by reference.

   10.23      Premier Warrant, filed as Exhibit 10.32 to the Registrant's Form
              S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

   10.24      Premier Group Purchasing Agreement, filed as Exhibit 10.33 to the
              Registrant's Form S-1 dated April 14, 1998 (SEC File No.
              333-46349) and incorporated herein by reference.

   10.25      Amendment Number 1 to Premier Group Purchase Agreement dated
              March 1, 1999.

   10.26      Asset Purchase Agreement, by and among the Company and Norfolk
              Medical Products, Inc. and Michael J. Dalton dated June 2, 1998, filed as Exhibit 2 to the Registrant's Form 8-K dated June 16,
              1998 (SEC File No. 000-24025) and incorporated herein by reference.

   10.27      Asset Purchase Agreement, by and among the Company, Columbia Vital
              Systems, Inc., William C. Huck and R. Gregory Huck dated September
              21, 1998, filed as Exhibit 2 to the Registrant's Form 8-K dated
              October 5, 1998 (SEC File No. 000-24025) and incorporated herein by reference.

   10.28      Asset Purchase Agreement, by and between Ideas for Medicine, Inc.
              and the Company, dated September 30, 1998, filed as Exhibit 2 to the Registrant's Form 8-K dated October 14, 1998 (SEC File No.
              000-24025) and incorporated herein by reference. Pursuant to
              Item 601(b) of Regulation S-K, the Company has omitted certain
              Schedules and Exhibits to the Asset Purchase Agreement (all of which are listed therein) from this Exhibit.

   10.29      Stock Purchase Agreement, by and among the Company, Steven
              Picheny, Howard Fuchs, Christine Selby and Stepic Corporation, effective October 15, 1998, filed as Exhibit 2 to the Registrant's
              Form 8-K dated October 30, 1998 (SEC File No. 000-24025) and incorporated herein by reference. Pursuant to Item 601(b) of Regulation S-K, the Company has omitted certain Schedules and Exhibits to the Stock Purchase Agreement (all of which are listed therein) from this Exhibit.

   10.30 Manufacturing Agreement dated as of September 30, 1998 by and between the Company and Ideas for Medicine, Inc.


   10.31 Consulting and Services Agreement dated January 1, 1999 by and between the Company and Healthcare Alliance, Inc.

   21.1       Subsidiaries of the Company

   27.1       Financial Data Schedule (for SEC filing purposes only)

    (b)       Reports on Form 8-K

     Three reports on Form 8-K and three reports on Form 8-K/A were filed during the quarter ended December 31, 1998:

                                           Financial                Date of
   Item Reported                        Statements Filed             Report
   -------------                        ----------------             ------
Acquisition of the outstanding                No               October 30, 1998
 stock of Stepic Corporation

Acquisition of certain assets                 No               October 14, 1998
 used in the manufacture and
 sale of medical devices by
 Ideas for Medicine, Inc., a
 wholly owned subsidiary of
 CryoLife, Inc.

Acquisition of certain assets                 No               October 5, 1998
 used in the distribution and
 sale of medical devices by
 Columbia Vital Systems, Inc.

Amendment to Form 8-K filed                   Yes              December 4, 1998
October 5, 1998 to include
financial statements
previously omitted

Amendment to Form 8-K filed                   Yes              December 14, 1998
October 14, 1998 to include
financial statements
previously omitted

Amendment to Form 8-K filed                   Yes              December 30, 1998
October 30, 1998 to include
financial statements
previously omitted


                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                          HORIZON MEDICAL PRODUCTS, INC.


                                          By:     /s/  MARSHALL B. HUNT
                                              -------------------------
                                              Marshall B. Hunt
                                              Chief Executive Officer




       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                                 TITLE                                       DATE
              ---------                                                 -----                                       ----

        /s/  MARSHALL B. HUNT                          Chairman, Chief Executive Officer and Director           March 31, 1999
--------------------------------------------                 (Principal Executive Officer)
               Marshall B. Hunt


    /s/  WILLIAM E. PETERSON, JR.                                President and Director                         March 31, 1999
--------------------------------------------                    (Principal Financial and
           William E. Peterson, Jr.                           Principal Accounting Officer)



        /s/  CHARLES E. ADAIR                                          Director                                 March 31, 1999
-------------------------------------------
               Charles E. Adair


         /s/  ROBERT  COHEN                                            Director                                 March 31, 1999
-------------------------------------------
                Robert Cohen


          /s/  LYNN DETLOR                                             Director                                 March 31, 1999
-------------------------------------------
                 Lynn Detlor


       /s/  ROBERT J. SIMMONS                                          Director                                 March 31, 1999
-------------------------------------------
              Robert J. Simmons


       /s/  A. GORDON TUNSTALL                                         Director                                 March 31, 1999
-------------------------------------------
               A. Gordon Tunstall

Report of Independent Accountants

To the Shareholders
Horizon Medical Products, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, shareholders' (deficit) equity, and cash flows present fairly, in all material respects, the consolidated financial position of Horizon Medical Products, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PricewaterhouseCoopers LLP






February 17, 1999, except for Note 6
    as to which the date is March 31, 1999

Horizon Medical Products, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 1997 and 1998


                                                                                       1997                1998

                                  ASSETS
Current assets:
   Cash and cash equivalents                                                       $  2,893,924        $  6,232,215
   Accounts receivable - trade (net of allowance for doubtful accounts
     of $308,239 and $535,512 in 1997 and 1998, respectively)                         3,720,031          16,925,487
   Inventories                                                                        5,405,861          19,358,423
   Prepaid expenses and other current assets                                            366,942           1,636,779
   Deferred taxes                                                                       569,393             582,346
                                                                                   ------------        ------------
         Total current assets                                                        12,956,151          44,735,250
Property and equipment, net                                                           2,341,508           4,043,200
Intangible assets, net                                                               15,726,406          55,494,414
Deferred taxes                                                                          254,988             116,970
Other assets                                                                            297,852             247,279
                                                                                   ------------        ------------
         Total assets                                                              $ 31,576,905        $104,637,113
                                                                                   ============        ============

          LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable - trade                                                        $  1,726,395        $  9,775,420
   Accrued salaries and commissions                                                     240,682             257,341
   Accrued royalties                                                                    109,304             127,375
   Accrued interest                                                                     218,525             318,476
   Accrued acquisition liabilities                                                      762,859             165,058
   Other accrued expenses                                                               350,344           1,248,158
   Income taxes payable                                                                 409,726           1,343,473
   Current portion of long-term debt                                                  1,959,482           2,733,138
   Current portion of payable under non-compete and consulting agreements               336,268
                                                                                   ------------        ------------
         Total current liabilities                                                    6,113,585          15,968,439
Long-term debt, net of current portion                                               23,970,805          47,073,716
Payable under non-compete and consulting agreements, net of current portion           1,463,319
Put warrant repurchase obligation (Note 9)                                           11,000,000
Other liabilities                                                                       178,951             164,152
                                                                                   ------------        ------------
         Total liabilities                                                           42,726,660          63,206,307
                                                                                   ------------        ------------
Commitments and contingent liabilities (Notes 9, 12, 13, and 15)
Shareholders' (deficit) equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding
     Common Stock, $.001 par value per share; 50,000,000 shares authorized,
       9,419,450 and 13,366,278 shares issued and outstanding in
       1997 and 1998, respectively                                                        9,419              13,366
Additional paid-in capital                                                            1,270,771          51,826,125
Shareholders' notes receivable                                                         (398,525)           (425,553)
Accumulated deficit                                                                 (12,031,420)         (9,983,132)
                                                                                   ------------        ------------
         Total shareholders' (deficit) equity                                       (11,149,755)         41,430,806
                                                                                   ------------        ------------
         Total liabilities and shareholders' (deficit) equity                      $ 31,576,905        $104,637,113
                                                                                   ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

Horizon Medical Products, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31, 1996, 1997, and 1998

                                                                             1996               1997               1998
Net sales                                                                $  7,051,858       $ 15,798,123       $ 39,399,361
Cost of goods sold                                                          2,996,741          6,273,418         19,932,953
                                                                         ------------       ------------       ------------
       Gross profit                                                         4,055,117          9,524,705         19,466,408

Selling, general and administrative expenses                                4,559,700          6,475,827         13,597,097
                                                                         ------------       ------------       ------------

       Operating income (loss)                                               (504,583)         3,048,878          5,869,311
                                                                         ------------       ------------       ------------

Other income (expense):
   Interest expense                                                          (733,961)        (3,970,734)        (3,103,222)
   Accretion of value of put warrant repurchase obligation (Note 9)                           (8,000,000)
   Other income                                                                54,333             69,727             46,262
                                                                         ------------       ------------       ------------

                                                                             (679,628)       (11,901,007)        (3,056,960)
                                                                         ------------       ------------       ------------

       Income (loss) before income taxes and extraordinary items           (1,184,211)        (8,852,129)         2,812,351

Provision for income taxes                                                                       319,831          1,780,649
                                                                         ------------       ------------       ------------

       Income (loss) before extraordinary items                            (1,184,211)        (9,171,960)         1,031,702

Extraordinary gain on early extinguishment of put feature (Note 9)                                                1,100,000
Extraordinary losses on early extinguishments of debt,
   net of income tax benefit of $53,330 (Notes 6 and 13)                                                            (83,414)
                                                                         ------------       ------------       ------------

       Net income (loss)                                                 $ (1,184,211)      $ (9,171,960)      $  2,048,288
                                                                         ============       ============       ============

Net income (loss) per share before extraordinary items -
   basic and diluted                                                     $       (.13)      $       (.97)      $        .08
                                                                         ============       ============       ============

Net income (loss) per share - basic and diluted                          $       (.13)      $       (.97)      $        .17
                                                                         ============       ============       ============

Weighted average common shares outstanding - basic                          9,419,089          9,419,450         12,187,070
                                                                         ============       ============       ============

Weighted average common shares outstanding - diluted                        9,419,089          9,419,450         12,412,394
                                                                         ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

Horizon Medical Products, Inc. and Subsidiaries
Consolidated Statements of Shareholders' (Deficit) Equity for the years ended December 31, 1996, 1997, and 1998


                                        Number                  Additional   Shareholders'
                                          of          Par         Paid-In        Notes      Accumulated
                                        Shares       Value        Capital     Receivable     Deficit         Total
                                     ---------      ------     -----------   -------------  -----------    ----------
 Balance, December 31, 1995             101,900     $   102    $   595,088    $(344,396)    $(1,275,249)   $(1,024,455)

 Issuance of common stock                    19                                                                      0

 Net increase in shareholders'
   notes receivable                                                             (27,101)                       (27,101)

 Contributed services (Note 12)                                    320,000                                     320,000

 Net loss                                                                                    (1,184,211)    (1,184,211)
                                     ----------       -----     ----------    ---------     -----------    -----------
 Balance, December 31, 1996             101,919         102        915,088     (371,497)     (2,459,460)    (1,915,767)

 Net increase in shareholders'
   notes receivable                                                             (27,028)                       (27,028)

 Repurchase of stock warrants
   (Note 6)                                                                                    (400,000)      (400,000)

 Contributed services (Note 12)                                    365,000                                     365,000

 Net loss                                                                                    (9,171,960)    (9,171,960)

 Issuance of shares to effect a
   stock split (Note 8)               9,317,531       9,317         (9,317)                                          0
                                     ----------       -----     ----------    ---------     -----------    -----------

 Balance, December 31, 1997           9,419,450       9,419      1,270,771     (398,525)    (12,031,420)   (11,149,755)

 Issuance of common stock             3,120,950       3,121     39,907,591                                  39,910,712

 Net increase in shareholders'
   notes receivable                                                             (27,028)                       (27,028)

 Contributed services (Note 12)                                     91,250                                      91,250

 Consulting services (Note 12)           45,328          45        657,211                                     657,256

 Exercise of warrants (Note 9)          780,550         781           (698)                                         83

 Extinguishment of put feature
   (Note 9)                                                      9,900,000                                   9,900,000

Net income                                                                                    2,048,288      2,048,288
                                     ----------     -------    -----------    ---------     -----------    -----------
Balance, December 31, 1998           13,366,278     $13,366    $51,826,125    $(425,553)    $(9,983,132)   $41,430,806
                                     ==========     =======    ===========    =========     ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

Horizon Medical Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1996, 1997, and 1998

                                                                          1996               1997               1998
Cash flows from operating activities:
   Net income (loss)                                                  $ (1,184,211)      $ (9,171,960)      $  2,048,288
                                                                      ------------       ------------       ------------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Extraordinary losses on early extinguishments of debt                                                     136,744
       Extraordinary gain on early extinguishment of put feature                                              (1,100,000)
       Depreciation                                                        128,500            199,450            487,674
       Amortization                                                        337,136          1,009,180          1,787,964
       Amortization of discount                                            254,490          2,160,153          1,266,319
       Accretion of value of put warrant repurchase obligation                              8,000,000
       Gain on sale of property and equipment                               (5,829)
       Deferred income taxes, net change                                                      (90,299)           200,330
       Non-cash officer compensation                                       320,000            365,000             91,250
       Non-cash consulting expense                                                                               657,256
       (Increase) decrease in operating assets, net:
         Accounts receivable - trade                                      (186,593)          (947,075)        (4,436,228)
         Inventories                                                        85,668            183,557         (4,718,470)
         Prepaid expenses and other assets                                 173,574           (205,585)         1,221,005
       Increase (decrease) in operating liabilities:
         Accounts payable - trade                                         (196,328)           858,734          5,201,530
         Income taxes payable                                                                 409,726            933,747
         Accrued expenses and other liabilities                            385,050            (49,569)        (4,483,751)
                                                                      ------------       ------------       ------------
           Net cash provided by (used in) operating activities             111,457          2,721,312           (706,342)
                                                                      ------------       ------------       ------------

Cash flows from investing activities:
   Capital expenditures                                                    (91,846)          (899,563)        (1,845,561)
   Proceeds from sale of property and equipment                              7,800
   Other nonoperating assets, net                                                                               (120,666)
   Payment for acquisitions, net of cash acquired                                         (19,500,000)       (36,120,798)
                                                                      ------------       ------------       ------------
           Net cash used in investing activities                           (84,046)       (20,399,563)       (38,087,025)
                                                                      ------------       ------------       ------------

Cash flows from financing activities:
   Debt issue costs                                                                          (674,750)          (293,916)
   Cash overdraft                                                          (44,511)           (31,637)
   Proceeds from issuance of long-term debt                                                23,500,000         41,812,039
   Principal payments on long-term debt                                   (132,282)        (2,012,163)       (27,305,465)
   Payment of acquired debt                                                                                  (10,000,000)
   Payment of non-compete and consulting agreements                                                           (1,964,767)
   Proceeds from issuance of common stock                                                                     39,910,712
   Proceeds from exercise of warrants                                                                                 83
   Payment for warrants                                                                      (400,000)
   Notes receivable - shareholders                                         (27,101)           (27,028)           (27,028)
                                                                      ------------       ------------       ------------
           Net cash (used in) provided by financing activities            (203,894)        20,354,422         42,131,658
                                                                      ------------       ------------       ------------
           Net increase (decrease) in cash and cash
              equivalents                                                 (176,483)         2,676,171          3,338,291
Cash and cash equivalents, beginning of year                               394,236            217,753          2,893,924
                                                                      ------------       ------------       ------------

Cash and cash equivalents, end of year                                $    217,753       $  2,893,924       $  6,232,215
                                                                      ============       ============       ============

Horizon Medical Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued for the years ended December 31, 1996, 1997, and 1998

                                                               1996           1997            1998
Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $423,766      $1,173,992      $1,335,405
                                                             ========      ==========      ==========

   Cash paid for taxes                                                                       $587,019
                                                                                           ==========

See Notes 14 and 15 for additional supplemental disclosures of cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

    Horizon Medical Products, Inc. and subsidiaries (the "Company") is a specialty medical device company focused on manufacturing and marketing vascular access products and the distribution of specialty medical products. The Company manufactures, markets and distributes four product categories: (i) implantable vascular access ports, tunneled catheters and stem cell transplant catheters, which are used primarily in cancer treatment protocols for the infusion of highly concentrated toxic medications (such as chemotherapy agents, antibiotics or analgesics) and blood samplings; (ii) acute and chronic hemodialysis catheters, which are used primarily in treatments of patients suffering from renal failure;
    (iii) embolectomy catheters and carotid shunts, utilizing the Company's balloon technology for endarectomy procedures; and (iv) specialty devices used primarily in general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies utilized in the consolidated financial statements which were prepared in accordance with generally accepted accounting principles.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements and notes to consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    REVENUE RECOGNITION - The Company records sales upon shipment of the related product, net of any discounts.

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

    INVENTORIES - Purchased finished goods are valued at the lower of cost or market using the specific identification method for determining cost. Raw materials, work in process, and manufactured ports and catheters are valued at the lower of average cost or market.

    PROPERTY AND EQUIPMENT - Property and equipment are carried at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred; betterments that materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the related gain or loss on such dispositions is recognized currently. Depreciation is calculated using the straight-line method or double declining balance method over the estimated useful lives of the property and equipment. The lives of the assets range from five to seven years for equipment, five to ten years for improvements, and primarily 31.5 years for buildings.

    Property and equipment acquired under capital lease agreements are carried at cost less accumulated depreciation. These assets are depreciated in a manner consistent with the Company's depreciation policy for purchased assets.

    INTANGIBLE ASSETS - Goodwill, the excess of purchase price over the fair value of net assets acquired in purchase transactions, is being amortized on a straight-line basis over periods ranging from 15 to 30 years. Amounts paid or accrued for non-compete and consulting agreements are amortized using the straight-line method over the term of the agreements. Patents are being amortized on a straight-line basis over the remaining lives of the related patents which range from six to 15 years. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the estimated term of the related debt issues.

    LONG-LIVED ASSETS - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Goodwill is also evaluated for recoverability utilizing a fair value approach. There were no such losses recognized during the years ended December 31, 1996, 1997 and 1998.

    RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense as incurred and were approximately $59,000, $7,000, and $412,000 in 1996, 1997 and 1998, respectively.

    DERIVATIVE FINANCIAL INSTRUMENTS - The Company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt. The differential is accrued as interest rates change and recognized over the life of the cap as adjustments to interest expense.

    INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. The amounts recognized are based on enacted tax rates in effect in the years in which the differences are expected to reverse. The Company's deferred tax assets and liabilities relate primarily to differences in the book and tax basis of property and equipment, intangible assets, and accrued liabilities.

    STOCK-BASED COMPENSATION - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under the provisions of APB 25, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. An award to employees which requires or can compel the Company to settle such award in cash (such as stock appreciation rights) is accounted for as a liability. The amount of the liability for such an award is measured each period based on the settlement value with changes in such value recorded as compensation cost over the service period.

    Stock based transactions with other than employees are measured at fair value and are reported as expense or an exchange of assets, as appropriate, under the provisions of SFAS No. 123.

    EARNINGS PER SHARE - Earnings per common share and earnings per common share assuming dilution are computed in compliance with SFAS No. 128, Earnings Per Share, which the Company adopted during fiscal year 1997. SFAS No. 128 requires a calculation of basic and diluted earnings per share. The calculation of basic earnings per share only takes into consideration income
    (loss) available to common shareholders and the weighted average of shares outstanding during the period while diluted earnings per share takes into effect the impact of all additional common shares that would have been outstanding if all potential common shares related to options, warrants, and convertible securities had been issued, as long as their effect is dilutive.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to make them comparable to the 1998 presentation. These reclassifications had no impact on previously reported net loss, shareholders' deficit, or operating cash flows.

    RECENTLY ISSUED ACCOUNTING STANDARDS - In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, that requires the use of the management approach in identifying operating segments of the Company. Under the management approach, operating segments of an enterprise are identified in a manner consistent with how the Company makes operating decisions and assesses performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 16).

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. The Company adopted SFAS 130 during 1998, and for the years ending December 31, 1996, 1997, and 1998, there were no differences between net income and comprehensive income.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is effective for interim periods in the initial year of adoption. The Company does not expect the adoption of SFAS No. 133 to have a material impact.

3.  INVENTORIES

    A summary of inventories at December 31 is as follows:

                                          1997              1998

     Raw materials                     $ 2,300,745    $ 5,336,210
     Work in process                       692,054      1,984,133
     Finished goods                      2,662,995     12,797,898
                                       -----------    -----------

                                         5,655,794     20,118,241
     Less inventory reserves               249,933        759,818
                                       -----------    -----------

                                       $ 5,405,861    $19,358,423
                                       ===========    ===========

4.  PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31 is as follows:

                                          1997            1998

    Building and improvements          $1,271,309     $ 1,965,874
    Office equipment                      669,316       1,781,841
    Plant equipment                       781,737       1,101,991
    Transportation equipment               13,283          75,305
                                       -----------    -----------

                                        2,735,645       4,925,011
    Less accumulated depreciation         394,137         881,811
                                       -----------    -----------

                                       $2,341,508     $ 4,043,200
                                       ==========     ===========

5.  INTANGIBLE ASSETS

    A summary of intangible assets at December 31 is as follows:

                                                   1997              1998

    Goodwill                                    $13,283,787     $47,168,853
    Patents                                       1,635,000       8,284,656
    Non-compete and consulting agreements         1,473,091       1,850,592
    Debt issuance costs                             738,697         297,917
    Other                                                           449,286
                                                -----------      ----------
                                                 17,130,575      58,051,304
    Less accumulated amortization                 1,404,169       2,556,890
                                                -----------     -----------
                                                $15,726,406     $55,494,414
                                                ===========     ===========

    The expected amortization charges related to these intangibles are as follows:

      1999                                      $ 2,636,435
      2000                                        2,634,966
      2001                                        2,612,178
      2002                                        2,557,393
      2003                                        2,361,612
      Thereafter                                 42,691,830
                                                -----------
                                                $55,494,414
                                                ===========
6.  LONG-TERM DEBT

    In connection with the acquisition of Strato/Infusaid Inc. ("Strato") discussed in Note 15, the Company entered into a $26.5 million Credit Facility with NationsCredit on July 15, 1997 (the "Credit Facility"). The Credit Facility consisted of two term loans and a revolving line of credit and was repayable in various installments through 2004. Borrowings under the Credit Facility bore interest based on NationsCredit's Commercial Paper Rate and ranged from 9.836% to 10.836% at December 31, 1997. As of December 31, 1997, there was $23.5 million outstanding under the Credit Facility.

    In addition to the acquisition of Strato, the Company used proceeds from the Credit Facility to retire approximately $1,700,000 of the Company's existing debt. The Company also used proceeds of $400,000 to purchase the warrants issued in connection with a previous debt agreement ("the Sirrom Note") from Sirrom thereby terminating all of Sirrom's rights under the warrants. This purchase resulted in a direct charge to the Company's accumulated deficit. NationsCredit also effectively purchased the $1,500,000 Sirrom Note from Sirrom. The Sirrom Note bore interest at the rate of 13.75% per annum and was to mature September 25, 2000.

    In conjunction with the financing, the Company issued a warrant to NationsCredit to acquire shares of non-voting Class B Common Stock of the Company, which then represented 15% of the outstanding common shares of the Company. The number of shares subject to such warrant was to be reduced as follows: (1) to 7.5% of the outstanding common shares of the Company on a fully diluted basis in the event the Company completed an initial public offering for its shares prior to January 1, 1999 (where the net proceeds to the Company were in excess of $25 million) or achieved minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") of not less than $10 million for its 1998 fiscal year or (2) to 10% of the outstanding common shares of the Company on a fully diluted basis in the event the Company completed an initial public offering of its shares during 1999 but prior to July 16, 1999 (where the net proceeds to the Company were in excess of $25 million) or achieved EBITDA of not less than $14 million for the twelve months ending June 30, 1999. The warrant was exercisable at $.0l per share pursuant to the warrant agreement and was to expire on July 15, 2007. NationsCredit could require the Company to repurchase the warrant at the earliest repurchase date (July 15, 2001 or upon repayment of the associated debt) at the redemption price as defined in the warrant agreement (see Note 9).

    In April 1998, all amounts outstanding under the Company's Credit Facility and the Sirrom Note were paid off with the proceeds from the Company's initial public offering ("IPO") of its common stock (see Note 8). As a result, the Company recorded an extraordinary loss on the early extinguishment of debt of $15,711, net of income tax benefit of $10,045. NationsCredit exercised its warrants immediately prior to the IPO and sold the related shares in the offering as well.

    The Company entered into a $50 million amended and restated credit facility ("the New Credit Facility") with NationsCredit on May 26, 1998 to be used for working capital purposes (the "Working Capital Loans") and to fund future acquisitions (the "Acquisition Loans"). The New Credit Facility provides a sublimit of $10 million as it relates to the Working Capital Loans. The Working Capital Loans and the Acquisition Loans are collectively referred to herein as the Revolving Credit Loans. The availability of funds under the Acquisition Loans terminates on May 26, 2000 and the New Credit Facility expires on July 1, 2004. In addition, the Company had outstanding standby letters of credit at December 31, 1998 of $7,682,110. These letters of credit, which have terms through January 2002, collateralize the Company's obligations to third parties in connection with acquisitions (see
    Note 15).

    Amounts outstanding under the Acquisition Loans are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. Amounts outstanding under the Working Capital Loans are due on July 1, 2004. As of December 31, 1998, $5,000,000 was outstanding under the Working Capital Loans and $37,037,039 was outstanding under the Acquisition Loans.

    Subject to certain limitations, amounts outstanding under the Revolving Credit Loans may be prepaid at the Company's option. Further, amounts outstanding under Revolving Credit Loans are mandatorily prepayable annually in an amount equal to 50% of the Excess Cash Flow for such year, as defined in the agreement, beginning with fiscal year December 31, 2000, as well as upon the occurrence of certain other events as defined in the Agreement.

    The New Credit Facility bears interest, at the option of the Company, at the Index Rate, as defined in the agreement, plus 3.25%; adjusted LIBOR, as defined in the agreement, plus 3.25%; or NationsBank N.A.'s prime rate plus .5%. At December 31, 1998, the Company's interest rate was based on the Index Rate with a resulting interest rate of 8.1701%. The Company has entered into an interest rate cap agreement with NationsBank. The Company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt. The interest rate cap agreement entitles the Company to receive from NationsBank the amounts, if any, by which the floating rate, as defined in the agreement, exceeds the strike rates (or cap rates) stated in the agreement. At December 31, 1998, the Company had an interest rate cap with a notional amount of $13,312,500. Under this agreement, the interest rate on the notional amount is capped at 8.8%. The agreement matures in October 2002. The Company has received no payments from NationsBank under the agreement during 1998.

    The New Credit Facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .375% as well as a letter of credit fee payable quarterly, in arrears, at a rate of 2%. Both fees are based on a defined calculation in the agreement. In addition, the New Credit Facility requires an administrative fee in the amount of $30,000 to be paid annually.

    The Company's New Credit Facility contains certain restrictive covenants that require a minimum net worth and EBITDA as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. The Company is in compliance with or has received appropriate waivers of these covenants.

    The Company's obligations under the New Credit Facility are collateralized by liens on substantially all of the Company's assets, including inventory, accounts receivable and general intangibles and a pledge of the stock of the Company's subsidiaries. The Company's obligations under the New Credit Facility are also guaranteed individually by each of the Company's subsidiaries (the "Guarantees"). The obligations of such subsidiaries under the Guarantees are collateralized by liens on substantially all of their respective assets, including inventory, accounts receivable and general intangibles.

    On July 31, 1997, the Company's Acquisition Note related to the 1995 purchase of Neostar Medical Technologies, Inc. ("Neostar") was amended to reduce total payments due in 1997 from $212,235 to $175,000. The payment of the remaining amount of $37,235 was deferred until the final payment date of this note of October 31, 2003. The amendment also required quarterly payments of interest on the deferred amount at prime plus 1% (9.50% at December 31, 1997). The Acquisition Note was paid in full in April 1998 with proceeds from the Company's IPO (see Note 8). The total amount required to be paid was $1,483,665 calculated per the terms of the Acquisition Note agreement.

      At December 31 long-term debt consists of the following:

                                                                                                   1997                 1998

        New Credit Facility                                                                                      $    42,037,039

        Note payable for the purchase of Stepic requiring three annual payments of $2,400,000
          through October 2001.                                                                                        7,200,000

        Note payable for the purchase of IFM requiring monthly payments of approximately
          $26,780  through November 1999, including interest at 9%.                                                      302,034

        Note payable for the purchase of CVS due in September 2000.                                          -           225,000

        Credit Facility less unamortized discount of $1,166,667 at December 31, 1997.           $   22,333,333

        Note payable bearing interest payable monthly at a fixed rate of 13.75%
          due September 25, 2000; collateralized by inventory, accounts receivable, equipment, general intangibles, trademarks and copyrights
          (the "Sirrom Note").                                                                       1,500,000

        Note payable (the "Acquisition Note"), non-interest bearing (less unamortized discount of $774,264 at December 31, 1997; based on an imputed interest rate of 10%), with payments due monthly beginning
          January 31, 1997 (see above) and continuing through June 30, 2000 and
          5 payments on various dates through October 31, 2003. The payments are
          subordinated to the Sirrom Note.                                                           1,511,749

        Note payable, bearing interest at a variable rate (9.5% at December 31,
          1997); payable in monthly payments of interest and principal through
          May 25, 2000; collateralized by a building.                                                  342,588

        Note payable, bearing interest at a fixed rate of 7.9%, interest and principal payable
          monthly through May 11, 2000.                                                                  9,286             1,743

        Note payable, bearing interest at a fixed rate of 7.84%, interest and principal payable
          monthly through September 30, 1998.                                                          161,719

        Miscellaneous capital lease obligations for office equipment, requiring monthly payments ranging from $133 to $2,729, including principal and interest at 9.25%, and maturing at dates ranging from 1999 to 2001.
          These obligations are collateralized by equipment with a net book value of approximately $89,000 and $70,600 at December 31, 1997
          and 1998, respectively.                                                                       71,612            41,038
                                                                                                 -------------      ------------
                                                                                                    25,930,287        49,806,854
        Less current portion                                                                         1,959,482         2,733,138
                                                                                                 -------------      ------------
                                                                                                 $  23,970,805      $ 47,073,716
                                                                                                 =============      ============
    Future maturities of long-term debt are as follows:

        1999                                                                                                        $  2,733,138
        2000                                                                                                           4,947,747
        2001                                                                                                          11,663,005
        2002                                                                                                           9,259,260
        2003                                                                                                           9,259,260
        Thereafter                                                                                                    11,944,444
                                                                                                                    ------------
                                                                                                                    $ 49,806,854
                                                                                                                    ============

7.       Income Taxes

         There was no provision or benefit for income taxes during 1996 due to the Company recording a full valuation allowance. The components of the provision (benefit) for income taxes in 1997 and 1998 consist of the following:


                                                                           1997             1998

         Current:
           Federal                                                     $   681,209      $ 1,301,484
           State                                                           102,237          278,835
                                                                       -----------      -----------

                                                                           783,446        1,580,319
         Deferred tax (benefit) expense                                    (90,299)         200,330
                                                                       -----------      -----------
                                                                           693,147        1,780,649

         Change in valuation allowance                                    (373,316)
                                                                       -----------      -----------

             Provision for income taxes before extraordinary items         319,831        1,780,649
         Income tax benefit of extraordinary items                                          (53,330)
                                                                       -----------      -----------

             Total                                                     $   319,831      $ 1,727,319
                                                                       ===========      ===========

         Deferred tax assets and liabilities at December 31, 1997 and 1998 are comprised of the following:


                                                                            1997             1998

           Deferred tax assets:
           Allowance for doubtful accounts and returns                   $ 127,482        $ 225,129
           Inventory reserve                                               105,071          357,217
           Intangible assets                                               413,874          289,934
           Accrued liabilities                                             336,840
                                                                         ---------        ---------

             Total gross deferred tax assets                               983,267          872,280

         Deferred tax liability:
           Property and equipment                                         (158,886)        (172,964)
                                                                         ---------        ---------

         Net deferred tax asset                                          $ 824,381        $ 699,316
                                                                         =========        =========




         No valuation allowance has been recorded against the deferred tax assets at December 31, 1997 and 1998 as the Company believes that it is more likely than not that all of the net deferred tax assets will be realized through carrybacks to years in which it paid tax or through future taxable income.

         The provision for income taxes differs from the amount which would be computed by applying the federal statutory rate of 34% to income (loss) before income taxes and extraordinary items as indicated below:


                                                                             1996             1997               1998

         Income tax provision (benefit) at statutory federal
           income tax rate                                               $  (402,632)      $(3,009,724)      $   956,199
         Increase (decrease) resulting from:
           Non-deductible meals and entertainment expense                     21,849            28,698            39,282
           State income taxes                                                                   64,353           208,052
           Non-deductible interest and accretion of put
             warrant repurchase obligation                                                   3,343,333           396,667
           Non-deductible amortization of goodwill                                              59,985           136,309
           Non-deductible officer compensation                               108,800           124,100            31,025
           Change in valuation allowance                                     271,983          (373,316)                -
           Other, net                                                                           82,402            13,115
                                                                         -----------       -----------       -----------
             Provision for income taxes before extraordinary items       $         0       $   319,831       $ 1,780,649
                                                                         ===========       ===========       ===========


8.       Common and Preferred Stock

         The Company sold 3,120,950 shares of common stock for $14.50 per share in April 1998 in connection with the IPO of its common stock. In anticipation of the IPO, the Company's Board of Directors increased the number of authorized common shares to 50,000,000. In addition, immediately prior to the IPO, the Company effected an approximate 92.42-for-one stock split. The par value of the common stock remained unchanged. All share and per share amounts herein reflect the stock split except with respect to periods presented in the consolidated statements of shareholders' (deficit) equity prior to December 31, 1997.

         The Company has 5,000,000 shares of preferred stock authorized for issuance. The preferences, powers, and rights of the preferred stock are to be determined by the Company's Board of Directors. None of these shares is issued and outstanding.

9.       COMMON STOCK WARRANTS

         At December 31, 1997, the Company had a 1.99% owner (Cordova) which had antidilution rights. All of Cordova's antidilution rights were terminated in connection with the IPO.

         As discussed in Note 6, in connection with the Credit Facility, the Company issued a warrant to NationsCredit to acquire shares of non-voting Class B Common Stock, representing 15% of outstanding shares. This percentage reduced to 7.5% under certain conditions including completion of an initial public offering by the Company prior to January 1, 1999 where the net proceeds were in excess of $25 million. The warrant also contained a put feature which allowed the holder to put the warrant to the Company for cash at an amount calculated as the greater of several financial tests and at dates which varied as to actions of the Company, the earliest of which was repayment of the associated debt, or July 15, 2001. Further, the related warrant contained antidilution provisions. NationsCredit exercised all of its warrants immediately prior to the IPO and sold the related shares in the offering as well. As a result, there are no remaining outstanding warrants with NationsCredit.

         The Company recorded the estimated value of the warrant with the put feature on July 15, 1997 of $3,000,000 as a discount to the related debt and as a put warrant repurchase obligation. Subsequent to issuance of the warrant, the Company's operations and other factors indicated that an initial public offering of stock could be pursued, and the Company began intense efforts to accomplish such an offering. The Company and its prospective underwriters anticipated a public offering in April 1998. A portion of the proceeds were to be used to pay off the Credit Facility as required by the credit agreement upon successful completion of an initial public offering. Additionally, the integration of Strato, medical device market trends, and potential access to the public capital markets lead management to believe the estimated value of the put warrants had increased. Therefore, the value assigned to such put warrant was recorded at $11,000,000 at December 31, 1997. The change in value from date of issue of $8,000,000 was recorded as non-cash expense for the accretion of value of put warrant repurchase obligation in the accompanying consolidated statement of operations for the year ended December 31, 1997. Additionally, due to the expected date of debt repayment of April 1998, the debt discount established at issue date and the associated debt issue costs were amortized over a nine month period beginning July 15, 1997. This amortization resulted in charges to interest expense of approximately $2,300,000 and $1,447,000 in 1997 and 1998, respectively, resulting in an effective rate of interest on the underlying debt of approximately 31% (exclusive of the $8,000,000 put warrant charges).

         Effective January 29, 1998, NationsCredit and the Company amended the warrant agreement such that NationsCredit's right to put the warrant to the Company for cash was rescinded. This constituted a forgiveness of the put obligation estimated at $1,100,000 which was recorded as an extraordinary gain at the date of rescission and the net recorded value of the warrant of $9,900,000 was reclassed to additional paid-in capital.

         In connection with the Premier Purchasing Agreement, the Company entered into a related Warrant Agreement during 1998 with Premier pursuant to which the Company has granted Premier a warrant to acquire up to 500,000 shares of the Company's common stock for $14.50 per share. Shares of common stock issuable under such warrant will vest annually in increments of 100,000 only upon the achievement of certain specified minimum annual sales (the "Minimum Annual Sales Targets") and/or minimum cumulative sales (the "Cumulative Sales Targets") of the Company's products to participating Premier hospitals. The vesting of the warrant will automatically accelerate in any given year in the event that both the Minimum Annual Sales Targets and Cumulative Sales Targets with respect to such year are achieved. The right to purchase shares of the Company's common stock under the Warrant Agreement vesting at the end of the first year of the Warrant Agreement (June 30, 1999), if earned, will become exercisable on the third anniversary of such date. Shares vesting in subsequent years will become exercisable one year after their respective vesting dates. All unexercised warrant exercise rights will expire on the fifth anniversary of their respective vesting dates. None of these warrants are vested or exercisable as of December 31, 1998. The Company will record the estimated fair value of the warrant and related expense as the warrant becomes vested, as previously discussed, in accordance with SFAS No. 123.

10.      STOCK-BASED COMPENSATION

         Pursuant to the Company's 1995 Stock Appreciation Rights Plan (the "SAR" Plan), the Company granted SARs to eligible employees and eligible sales representatives based on their achievement of certain performance targets. Upon consummation of the Company's IPO, 99,600 SARs were outstanding. At that time, (i) all outstanding SARs were canceled, (ii) options to purchase shares of the Company's common stock (the "SAR Conversion Options") were granted to holders of SARs who were employed by the Company, and (iii) cash compensation equal to one dollar was due to be paid for each SAR held by persons who were no longer employed by the Company upon the Company's IPO as defined in the SAR Plan. In connection with the IPO, 84,100 SAR Conversion Options were granted and none of the remaining 15,500 units were eligible for payment. The SAR Conversion Options will become exercisable in increments of 25% per year over four years beginning one year from the date of issue at an exercise price of $14.50.

         Transactions under the SAR Plan are summarized as follows for the years ended December 31:


                                                         1996          1997          1998

         Outstanding, beginning of year                 29,750        40,900        99,600
         Granted (at $1.00 per unit)                    30,050        64,200
         Canceled                                      (18,900)       (5,500)      (99,600)
                                                        ------        ------        ------

                                                        40,900        99,600             0
                                                        ======        ======        ======

         The cumulative expense recorded by the Company with respect to the SAR Plan through December 31, 1997 was approximately $35,000.

         During 1998, the Company's Board of Directors approved the Stock Incentive Plan for key employees and outside directors (the "Incentive Plan") which provides for the grant of incentive stock options, restricted stock, stock appreciation rights, or a combination thereof, as determined by the Compensation Committee of the Board of Directors. Only non-incentive stock options may be granted to outside directors under the Incentive Plan. Under the Incentive Plan 500,000 shares of the Company's common stock have been reserved for issuance. Options under the Incentive Plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted.

         In conjunction with the Company's IPO, options for 144,100 shares of common stock, including the 84,100 SAR Conversion Options, were granted at $14.50 per share. The options generally become exercisable over periods ranging from six months to four years and have terms ranging from five to ten years.

         Transactions under the Incentive Plan are summarized as follows:


                                                                                                        Weighted-
                                                                 Number            Range of              Average
                                                               of Options       Exercise Prices       Exercise Price
                                                               ----------       ----------------      --------------

         Options outstanding, January 1, 1998                           0              --                   --
         Granted                                                  196,700       $1.875 - $ 15.50          $13.80
         Canceled                                                 (11,850)      $1.875 - $14.625          $ 9.97
                                                                ---------

         Options outstanding, December 31, 1998                   184,850       $1.875 - $15.50           $14.04
                                                                =========

         Weighted - average fair value of options
           granted during the year                              $   12.38
                                                                =========

         The following table summarizes information about options outstanding at December 31, 1998:


                       Options Outstanding                      Options Exercisable
          --------------------------------------------      ---------------------------
                                            Weighted
                            Number           Average          Number
                         Outstanding        Remaining       Exercisable
          Exercise       December 31,      Contractual      December 31,       Exercise
           Price              1998             Life             1998            Price
          --------       ------------      -----------      ------------       --------

           $  1.875             4,500          9.17
           $  9.25              5,200          9.33
           $ 13.75             15,250          9.58
           $ 14.50            144,100          9.67               10,000        $ 14.50
           $ 14.625             5,800          9.67
           $ 15.50             10,000          9.67
                         ------------                       ------------
                              184,850                             10,000
                         ============                       ============

         The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         December 31,
                                                             1998
                                                         ------------

         Net income:
           As reported                                   $ 2,048,288
           Pro forma                                     $ 1,798,423

         Net income per share - basic and diluted:
           As reported                                   $      0.17
           Pro forma                                     $      0.15

         The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted have different vesting periods and additional awards may be made each year.

         The Company elected to use the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following weighted average assumptions were used to derive the fair values:


                                                                December 31,
                                                                   1998
                                                                ------------

         Dividend yield                                               0%
         Expected life (years)                                        7
         Expected volatility                                        114%
         Risk-free interest rate                                   5.54%


11.      EARNINGS (LOSS) PER SHARE

         A summary of the calculation of basic and diluted earnings per share
         (EPS) for the years ended December 31, 1996, 1997, and 1998 is as follows:


                                                        For the Year ended December 31, 1996
                                                      -----------------------------------------
                                                        Net Loss        Shares        Per Share
                                                      (Numerator)    (Denominator)      Amount
                                                      ------------   -------------    ---------
         EPS - basic and diluted                      $(1,184,211)      9,419,089      $  (0.13)
                                                      ===========      ==========      ========

                                                        For the Year ended December 31, 1997
                                                      -----------------------------------------
                                                      Net Income        Shares        Per Share
                                                      (Numerator)    (Denominator)      Amount
                                                      ------------   -------------    ---------

         EPS - basic and diluted                      $(9,171,960)      9,419,450      $  (0.97)
                                                      ===========      ==========      ========

                                                        For the Year ended December 31, 1998
                                                      -----------------------------------------
                                                      Net Income        Shares        Per Share
                                                      (Numerator)    (Denominator)      Amount
                                                      ------------   -------------    ---------


         EPS - basic:                                 $ 2,048,288      12,187,070      $   0.17
                                                                                       ========
         Effect of diluted common shares:
             Stock Options                                                225,241
             Warrants                                                          83
                                                      -----------      ----------
         EPS - diluted                                $ 2,048,288      12,412,394      $   0.17
                                                      ===========      ==========      ========

         The EPS impact of the extraordinary items for the year ended December 31, 1998 was approximately $.09.

         The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $7.94 for the year ended December 31, 1998.

         Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive. There were approximately 180,350 options that expire in 2008 with exercise prices ranging from $9.25 to $15.50 that were outstanding during the year ended December 31, 1998 but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares in 1998. There were no options outstanding for the years ended December 31, 1997 and 1996.

         The Company had warrants to purchase common stock outstanding in 1996 and 1997. Inclusion of the warrants in 1996 in weighted average shares outstanding for diluted EPS would be antidilutive due to losses in those years. Warrants outstanding at December 31, 1997 (see Notes 6 and
         9) were convertible to an estimated 765,000 shares (335,762 on a weighted average basis). Additionally, if included in the diluted EPS calculation, $8,000,000 has been added to the numerator as expenses recorded in 1997 associated with the warrants. These calculations would also result in an antidilutive effect and, therefore, are excluded. A shareholder had antidilutive rights which called for a constant 1.99% ownership. This feature was also antidilutive for all years presented. As discussed in Note 9, both the warrants and the antidilution rights that were outstanding at December 31, 1997 were terminated in connection with the Company's IPO.

12.      RELATED-PARTY TRANSACTIONS

         The Company and Cardiac Medical, Inc. ("CMI") were related parties due to common stock ownership by certain officers and shareholders. The Company and CMI shared office space and certain administrative employees. The Company recorded expenses of $50,000 during each of 1996 and 1997 related to these shared services. During 1998, the Company purchased from CMI the portion of the shared office space owned by CMI as well as certain furnishings and equipment for approximately $584,000. CMI previously guaranteed the Sirrom Note; however, on July 15, 1997, in connection with the Credit Facility, NationsCredit effectively purchased the Sirrom Note, and CMI's guarantee with respect thereto was terminated.

    The development of the Company's Manchester, Georgia facility was financed with approximately $705,000 in proceeds of an industrial development revenue bond issuance in July 1996 by the Manchester Development Authority for the benefit of the Company. In connection with and as a condition to such bond financing, the Company entered into an operating lease with the Manchester Development Authority. All payments due on the bonds have been and continue to be guaranteed, jointly and severally, by CMI and the former majority stockholders of the Company.

    At December 31, 1997 and 1998, the Company has unsecured loans to the former majority shareholders in the form of notes receivable in the amount of $337,837. The notes require annual payments of interest at 8% beginning on September 28, 1997 and are due September 2000 through October 2000. The Company recognized interest income of $27,101, $27,028, and $27,028 during 1996, 1997 and 1998, respectively, related to the notes. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets.

    Prior to April 1998, the CEO and the President of the Company did not draw a salary or other form of compensation from the Company. Estimated fair value compensation for 1996, 1997, and for the period January 1998 through March 1998 of $320,000, $365,000, and $91,250, respectively, has been recorded in the consolidated financial statements of the Company with a corresponding credit to additional paid-in capital.

    The CEO and President of the Company each own a 50% interest in the capital stock of HP Aviation, Inc., an entity that provides the use of an airplane to the Company. During 1998, the Company paid HP Aviation, Inc. approximately $38,900 for use of the airplane. In addition, the CEO and President of the Company each own a 50% interest in a real estate property which is used by the Company for various management related functions. During 1998, the Company paid to these officers approximately $17,300 for use of the beach house.

    On January 1, 1999, the Company amended its Consulting and Services Agreement with Healthcare Alliance (the "Alliance Agreement"), an affiliate of one of the Company's directors. The Alliance Agreement provides for (i) the payment to Healthcare Alliance of an annual consulting fee of $36,000,
    (ii) the payment to Healthcare Alliance of an annual performance incentive fee equal to 5% of any annual sales increase achieved by the Company that results from Healthcare Alliance's efforts and (iii) the grant of options to purchase up to 1% of the Company's outstanding common stock, which will vest and become exercisable by Healthcare Alliance only if it procures group purchasing agreements with certain Group Purchasing Organizations ("GPO") and the Company achieves amounts of incremental sales revenue under its agreement with the particular GPO (at an exercise price of the closing stock price of the Company's common stock on the effective date of the purchasing agreement). In addition, under the amended agreement, the Company has granted an option to Healthcare Alliance for the purchase of 45,000 shares of common stock of the Company. Such options will become vested and exercisable by Healthcare Alliance only if the Company achieves certain amounts of incremental sales revenue under the Company's group purchasing agreement with Premier Purchasing Partners, L.P., (the "Premier Agreement" -- see below). The exercise price for these shares shall be the closing stock price of the Company's common stock on the day that the options vest. The options are exercisable for a period of five years upon vesting. The Alliance Agreement terminates on December 31, 2001. The Company incurred expense of $30,000, $36,000, and $36,000 related to the annual consulting fee under the Alliance Agreement during the years ended December 31, 1996, 1997, and 1998, respectively. In addition, during 1998, the Company issued 45,328 shares of the Company's common stock to Healthcare Alliance in connection with the signing of the Premier Agreement. The Company recognized consulting expense of approximately $657,300 related to this transaction based on the fair value of the Company's stock of $14.50 per share at the time of issuance. There were no incentive fee amounts paid during the years ended December 31, 1996, 1997, and 1998, nor were there any grants of Company stock during the years ended December 31, 1996 and 1997.

     On May 8, 1997, the Company entered into an agreement (the "Agreement") with a director of the Company (the "Director") in which the Director was to provide acquisition consulting and related services to the Company. The Director receives a fee (the "General Consulting Fee") equal to 2.5% of the acquisition purchase price (i) payable by the Company with respect to a company acquired by the Company or (ii) payable to the Company or its shareholders in the event the Company is acquired. Such General Consulting Fee was conditioned upon, and was not payable until, there had occurred an initial public offering of the Company's capital stock or substantially all of the Company's business or outstanding shares of capital stock is acquired. Such General Consulting Fee was payable, at the Director's option, (i) in shares of the Company's common stock after an initial public offering, (ii) by the Company's issuance to the Director of warrants or options to purchase, at a nominal exercise price, that number of shares of common stock (valued at the initial public offering price) which equaled the General Consulting Fee, (iii) in shares of the company, which acquired the Company, in the event the Company was acquired, or (iv) in cash. The Agreement also provided for payment to the Director for his services in connection with the Strato Acquisition of $375,000 (the "Consulting Fee"). The Consulting Fee was payable upon the initial public offering at the option of the Director, in shares of the Company's stock or warrants or options to purchase, at a nominal exercise price, that number of shares of the common stock (valued at the initial public offering price) which equaled $375,000. At December 31, 1997, accrued expenses included $375,000 due to the Director. The Agreement also provides for payment of $250,000 (the "Second Consulting Fee") to the Director for services provided in connection with a second strategic venture. The Second Consulting Fee is payable upon the completion of the second strategic venture and is payable in warrants or options to purchase, at a nominal exercise price, that number of shares of the Company's stock (valued at the initial public offering price) which equals $250,000. As of December 31, 1997 and 1998, no amounts have been earned by the Director relating to the Second Consulting Fee. Both Consulting Fees are to be in lieu of and not in addition to the General Consulting Fee.

     An affiliate of one of the Directors of the Company provided consulting services to the Company in 1997 and 1998 which were expensed in the amounts of approximately $235,700 and $40,600, respectively.

13. Commitments and Contingent Liabilities

     Concurrent with the 1995 acquisition of Neostar the Company entered into non-compete and consulting agreements with four previous shareholders of Neostar. The agreements are non-interest bearing and were recorded at their net present values based on an imputed interest rate of 10%. These non-compete and consulting agreements were paid in full during 1998 with proceeds from the Company's IPO. The total amount required to be paid was

    $1,876,078 as was calculated per the terms of the non-compete and consulting agreements. The Company recorded an extraordinary loss on the early extinguishment of debt of $67,703, net of income tax benefit of $43,285.

    The Company leases its facility and certain equipment under operating lease agreements expiring in various years through 2010. Rent expense under various operating leases was approximately $117,000, $85,000, and $180,000 during the years ended December 31, 1996, 1997 and 1998, respectively. Approximate minimum future rental payments under operating leases having remaining terms in excess of one year are as follows:

      1999                                                      $  202,200
      2000                                                         161,500
      2001                                                         130,500
      2002                                                         130,500
      2003                                                         124,900
      Thereafter                                                   636,000
                                                                ----------
                                                                $1,385,600
                                                                ==========

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

    On October 30, 1998 and December 7, 1998, shareholder suits were filed against the Company, certain officers and directors of the Company, and one former officer and director of the Company. In addition, an amended consolidated complaint has added one of the Company's institutional investors as a defendant. The amended consolidated complaint, which is pending in the U.S. District Court for the Northern Division of Georgia (Atlanta Division), seeks class certification and rescissory and/or compensatory damages as well as expenses of litigation. The complaint alleges that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. Although the Company believes the suit is without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely against the Company, it could have a material adverse effect on the Company's consolidated results of operations and cash flows. Further, there can be no assurance that additional lawsuits will not be filed against the Company or its subsidiaries or that the resolution of those lawsuits will not have a material adverse effect on the results of operations and cash flows of the Company.

    The Company is subject to numerous federal, state and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the consolidated financial statements.

    The Company is party to license agreements with an individual (the "Licensor") for the right to manufacture and sell dual lumen fistula needles, dual lumen over-the-needle catheters, dual lumen chronic and acute catheters, and other products covered by the Licensor's patents or derived from the Licensor's confidential information. Payments under the agreement vary, depending upon the purchaser, and range from 9% to 15% of the Company's net sales of such licensed products. Such payments shall continue until the expiration date of each corresponding Licensed Patent Right covering each product under the agreements. Payments under these license agreements totaled approximately $241,000, $249,000, and $439,000 in 1996, 1997, and 1998, respectively.

    In connection with the acquisition of IFM discussed in Note 15, the Company assumed certain license agreements with individuals (the "IFM Licensors") for the right to manufacture and sell suture needles, suture introducers, surgical retractors, vein strippers, non-traumatic vascular occlusive devices, ports, aortic catheters, and other medical instruments covered by the IFM Licensors' patents or derived from the IFM Licensors' confidential information. Payments under these agreements vary, depending on the individual products produced, and range from 1% to 5% of the Company's net sales of such licensed products, with initial payments on some agreements of up to $5,000. Such payments shall continue until the expiration date of each corresponding Licensed Patent Right covering each product under the agreements. The Company made no payments under these license agreements during 1998.

    Additionally, the Company has entered into a long-term manufacturing agreement ("the Manufacturing Agreement") with the seller of IFM ("the Seller"). The Manufacturing Agreement provides for the Seller to supply and the Company to purchase certain minimum levels of the Seller's products for a term of four years. The Agreement requires that the annual sales of the products to the Company shall equal at least $6,000,000 during each 12-month period under this Manufacturing Agreement. The agreement is cancelable at the option of the Seller if the Company fails to meet the quotas required under the Distribution Agreement.

    On December 11, 1998, the Company entered into a long-term distribution agreement ("the Distribution Agreement") with a medical devices manufacturer. The Distribution Agreement provides for the manufacturer to supply and the Company to purchase certain minimum levels of vascular grafts for an initial term of three years. The Distribution Agreement may be automatically extended up to two additional years upon the achievement of annual minimum purchase targets as defined in the Distribution Agreement. The Agreement requires the Company to purchase a minimum of 4,500 units, 6,300 units and 8,800 units in the first 3 years, respectively, following December 11, 1998. The agreement is cancelable at the option of the manufacturer if the Company fails to meet the quotas required under the Distribution Agreement.

14. Supplemental Disclosure of Cash Flow Information

    The following represent noncash investing and financing activities for the years ended December 31:

                                                                     1996             1997            1998
       Capital lease obligations for property and equipment      $  114,158
       Short-term debt issued for certain prepaid insurance
       coverage                                                  $  111,707       $  161,719
       Increase to goodwill related to inventory                 $   52,169                        $  351,104
       Note issued for trade-in of transportation equipment                       $   11,641
       Increase to property and equipment and accounts payable                    $  101,460
       Discount recorded on credit facility                                       $3,000,000
       Increase to additional paid in capital for:
        Contributed services                                     $  320,000       $  365,000       $   91,250
        Consulting services                                                                        $  657,256
        Extinguishment of put feature of warrant                                                   $9,900,000
       Change in value of put warrant                                             $8,000,000      $(1,100,000)

15. Acquisitions

    On June 20, 1997, the Company, together with Arrow Interventional, Inc. ("Arrow"), an unrelated entity, entered into a joint purchase agreement (the "Stock Purchase Agreement") to acquire all of the stock of Strato, located in Norwood, Massachusetts, for a purchase price of $21,250,000 plus the assumption by the Company and Arrow of certain of Strato's trade debts and accrued expenses. Strato produces and distributes vascular access products (the "Port Business") and implantable infusion pump products (the "Pump Business"). Under the Stock Purchase Agreement, the Company acquired 275,294 shares of Strato's stock for $19,500,000, and Arrow acquired 24,706 shares of Strato's stock (the "Arrow Shares") for $1,750,000.

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

    The Company has accounted for the acquisition under the purchase method of accounting.

    The estimated fair values of assets acquired and liabilities assumed in the Strato acquisition are as follows:

       Accounts receivable, net                             $ 1,813,863
       Inventories                                            4,434,204
       Other current assets                                     101,775
       Property and equipment                                   758,356
       Intangibles and other assets                          13,183,033
       Deferred income tax asset                                734,082
       Accounts payable and accrued expenses                 (1,525,313)
                                                            -----------
         Purchase price                                     $19,500,000
                                                            ===========

    On May 19, 1998, the Company completed the purchase of certain assets used in the manufacture and sale of the port product line of Ideas for Medicine, Inc. (the "IFM Port Line"), a wholly-owned subsidiary of CryoLife, Inc. for $100,000 in cash and a note payable in the amount of $482,110 (which is supported by a standby letter of credit) that is due in November 1999. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of IFM based on their estimated fair values at the date of acquisition. Operating results of IFM since May 19, 1998 are included in the Company's consolidated financial statements.

    On June 2, 1998, the Company completed the purchase of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. ("Norfolk") for $7,440,000 in cash and $1,860,000 in cash placed in escrow, which will be released upon the successful transition by the seller of the acquired manufacturing line to Manchester, Georgia. Approximately $930,000 of the escrowed cash was released prior to December 31, 1998. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of Norfolk based on their estimated fair values at the date of acquisition. Operating results of Norfolk since June 2, 1998 are included in the Company's consolidated financial statements.

    Effective September 1, 1998, the Company completed the purchase of the net assets of Columbia Vital Systems, Inc. ("CVS") for $4 million in cash and a note payable for $225,000 due in September 2000. In addition, the purchase agreement provides for an increase in the purchase price of up to $4 million if CVS meets certain criteria over a two year period. Any additional payments made will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of CVS based upon their estimated fair values at the date of acquisition.

    On September 30, 1998, the Company completed the purchase of the net assets (other than ports) of Ideas for Medicine, Inc. ("IFM"), a wholly-owned subsidiary of CryoLife Inc., for $15 million in cash. Through this acquisition and the acquisition of the IFM Port Line, the Company has purchased substantially all of the operations of IFM. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of IFM based on their estimated fair values at the date of acquisition. Operating results of IFM since September 30, 1998 are included in the Company's consolidated financial statements.

    Effective October 15, 1998, the Company completed the purchase of the outstanding stock of Stepic Corporation ("Stepic") for $8 million in cash and a note payable for $7.2 million over a three year period (which is supported by standby letters of credit). In addition, the Company agreed to pay Stepic up to an additional $4.8 million upon the successful achievement of certain specified future earnings targets by Stepic. Any additional payments made will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of Stepic based upon their estimated fair values at the date of acquisition.

    The estimated fair values of assets acquired and liabilities assumed in each of the 1998 acquisitions are as follows:

                                      IFM Port
                                        Line          Norfolk            CVS              IFM               Stepic
                                        ----          -------            ---              ---               ------
       Cash                                                                                              $    279,202
       Accounts receivable, net                                                                             8,878,486
       Inventories                   $  26,146       $  714,075       $1,658,025       $   825,253          6,361,697
       Other current assets                                                                                 2,211,269
       Deferred income taxes                             45,200
       Property and equipment                            91,000            5,000            19,024            228,781
       Intangibles                     703,478        8,872,112        2,659,349        14,234,320         14,241,334
       Other assets                                                                                             4,000
       Accounts payable                                                                                    (2,847,495)
       Accrued expenses               (147,514)        (422,387)         (97,374)          (78,597)        (4,157,274)
       Long-term debt                                                                                     (10,000,000)
                                     ---------       ----------       ----------       -----------       ------------
            Purchase price           $ 582,110       $9,300,000       $4,225,000       $15,000,000       $ 15,200,000
                                     =========       ==========       ==========       ===========       ============

    The following unaudited pro forma summary for the year ended December 31, 1997 combines the results of the Company with the acquisitions of the Port Business of Strato, Norfolk, IFM, CVS, and Stepic as if the acquisitions had occurred at the beginning of 1997. For the year ended December 31, 1998, the pro forma summary presents the results of operations of the Company as if the acquisition of Norfolk, IFM, CVS, and Stepic had occurred at the beginning of 1998. Certain adjustments, including interest expense on the acquisition debt, amortization of intangible assets, and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1997 and 1998, or of results which may occur in the future.

                                                               Year ended December 31,
                                                              -------------------------
                                                                 1998          1997
                                                              (Unaudited)   (Unaudited)
                                                              -----------   -----------
                                                           in thousands, except per share
      Sales                                                     $82,753       $83,871
      Net income (loss) before extraordinary items              $   667       $(3,512)
      Net income (loss)                                         $ 1,684       $(3,512)
      Net income (loss) per share before extraordinary items    $   .05       $  (.34)
      Net income (loss) per share - basic and diluted           $   .14       $  (.34)

    Pro forma earnings per share - basic for the years ended December 31, 1998 and 1997 is calculated by dividing pro forma net income by the basic weighted average shares outstanding of 12,187,070 and 9,419,450, respectively. Pro forma earnings per share - diluted for the years ended December 31, 1998 and 1997 is calculated by dividing pro forma net income by the diluted weighted average shares outstanding of 12,412,394 and 9,419,450, respectively.

16. Segment Information and Major Customers

    As of December 31, 1998, the Company operates two reportable segments-(1) Manufacturing and (2) Distribution. The Manufacturing segment includes products manufactured by the Company as well as products manufactured by third parties on behalf of the Company through manufacturing and supply agreements. Prior to the acquisitions of CVS and Stepic in 1998 discussed in
    Note 15, the Company operated as one segment, Manufacturing. Thus, segment information for 1996 and 1997 will not be included in the tables below.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see Note 1) to the extent that such policies affect the reported segment information. The Company evaluates the performance of its segments based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for income taxes, are reported on an entity wide basis only.

    The table below presents information about the reported sales (which include intersegment revenues), gross profit and identifiable assets of the Company's segments as of and for the year ended December 31, 1998.

                                                                  1998
                                       -------------------------------------------------------
                                                             Gross                Identifiable
                                        Sales                Profit               Assets
                                        -----                -------              ------------
       Manufacturing                    $ 27,584,756         $ 16,359,469         $ 65,360,263

       Distribution                       12,020,468            3,106,939           40,049,107
                                        ------------         ------------         -------------
                                        $ 39,605,224         $ 19,466,408         $105,409,370
                                        ============         ============         ============

     A reconciliation of total segment sales to total consolidated sales of the Company for the year ended December 31, 1998 is as follows:

Total segment sales                     $ 39,605,224
Elimination of intersegment sales           (205,863)
                                        ------------
Consolidated sales                      $ 39,399,361
                                        ============


     A reconciliation of total segment assets to total consolidated assets of the Company as of December 31, 1998 is as follows:

Total segment assets                    $105,409,370
Elimination of intersegment receivables   (1,471,573)
Assets not allocated to segments             699,316
                                        ------------
Consolidated assets                     $104,637,113
                                        ============

     The Company's operations are located in the United States. Thus, all of the Company's assets are located domestically. Sales information by geographic area for the years ended December 31 is as follows:

                              1996             1997             1998
                          ----------      -----------      -----------
       United States      $5,865,957      $13,144,972      $35,665,412
       Foreign             1,185,901        2,653,151        3,733,949
                          ----------      -----------      -----------
                          $7,051,858      $15,798,123      $39,399,361
                          ==========      ===========      ===========

    No single country outside of the United States is significant to the Company's consolidated revenues. Sales to the Company's three largest customers amounted to approximately 8%, 14%, and 7% of total sales during the years ended December 31, 1996, 1997, and 1998, respectively. At December 31, 1996, 1997, and 1998, respectively, 9%, 25%, and 17% of the accounts receivable balance consisted of amounts due from the Company's three largest customers.

17. Financial Instruments

    Financial instruments consisted of the following:

                                                           December 31, 1997               December 31, 1998
                                                           -----------------               -----------------
                                                      Carrying           Fair          Carrying            Fair
                                                       Amount            Value           Amount            Value
                                                       ------            -----           ------            -----
       Accounts receivable - trade, net              $ 3,720,031      $ 3,720,031      $16,925,487      $16,925,487
       Accounts payable - trade                      $ 1,726,395      $ 1,726,395      $ 9,775,420      $ 9,775,420
       Interest rate cap agreement                                                                      $       151
       Long-term debt and non-compete payable        $27,729,874      $27,864,642      $49,806,854      $48,694,813
       Put warrant repurchase obligation             $11,000,000      $11,000,000
       Off-balance sheet financial instruments:
         Letters of credit                                                             $ 7,682,110      $ 7,682,110

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for the credit facility approximates fair value because the underlying instrument is at a variable interest rate which reprices frequently. Fair value for the fixed rate long term debt was estimated using the current rates offered to the Company for debt with similar maturities. The Acquisition Note and the non-compete payable were recorded at fair value using either the market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities. The fair value of the interest rate cap agreement is estimated based on valuations received from NationsBank. The standby letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The fair value of these standby letters of credit approximates contract values.

REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTARY INFORMATION


To the Shareholders
Horizon Medical Products, Inc. and Subsidiaries

Our report on the consolidated financial statements of Horizon Medical Products, Inc. and subsidiaries is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.



                                      PricewaterhouseCoopers LLP

Birmingham, Alabama
February 17, 1999

                                                                     SCHEDULE II

Horizon Medical Products, Inc. and Subsidiaries
Valuation and Qualifying Accounts
for the years ended December 31, 1996, 1997, and 1998


                                                     Beginning     Charged to                                              Ending
                                                     Balance       Expense       Write Offs   Deductions      Other(1)     Balance
                                                     ---------     ----------    ----------   ----------      --------     -------
Year ended December 31, 1996:
 Allowance for returns and doubtful accounts           $1,162        $5,835            -              -              -       $6,997
 Inventory Reserve                                         $0             -            -              -              -           $0

Year ended December 31, 1997:
 Allowance for returns and doubtful accounts           $6,997       $58,018            -      $(210,098)      $453,322     $308,239
 Inventory Reserve                                         $0      $125,000     $225,118              -       $350,051     $249,933

Year ended December 31, 1998:
 Allowance for returns and doubtful accounts         $308,239      $445,060            -      $(217,787)             -     $535,512
 Inventory Reserve                                   $249,933      $367,919     $209,138              -       $351,104     $759,818


(1) Other consists of allowances and reserves acquired through acquisitions and adjustments to these reserves through goodwill.