Form 10-Q
period 1999-03-31
HORIZON MEDICAL PRODUCTS INC
filed 1999-05-14
CIK 1052958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-24025

                         HORIZON MEDICAL PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

         Georgia                                                       58-1882343
(State or other jurisdiction of                                     (I.R.S. Employer
incorporation or organization)                                     Identification No.)

One Horizon Way
P.O. Box 627
Manchester, Georgia                                                     31816
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:      706-846-3126

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

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 14, 1999, was 13,366,278.

                         HORIZON MEDICAL PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,         December 31,
                                                                                       1999                1998
                                                                                       ----                ----
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................................      $  3,520,135        $  6,232,215
    Account receivable - trade, net ........................................        18,510,640          16,925,487
    Inventories ............................................................        22,646,772          19,358,423
    Prepaid expenses and other current assets ..............................         1,940,468           1,636,779
    Deferred taxes .........................................................           582,346             582,346
                                                                                   -----------        ------------
       Total current assets ................................................        47,200,361          44,735,250
Property and equipment, net ................................................         3,984,474           4,043,200
Intangible assets, net .....................................................        54,844,801          55,494,414
Deferred taxes .............................................................           116,970             116,970
Other assets ...............................................................           236,283             247,279
                                                                                  ------------        ------------
       Total assets ........................................................      $106,382,889        $104,637,113
                                                                                  ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable - trade ...............................................      $ 11,879,139        $  9,775,420
    Accrued salaries and commissions .......................................           216,772             257,341
    Accrued royalties ......................................................           160,557             127,375
    Accrued interest .......................................................           332,814             318,476
    Accrued acquisition liabilities ........................................            98,330             165,058
    Other accrued expenses .................................................           775,758           1,248,158
    Income taxes payable ...................................................           559,869           1,343,473
    Current portion of long-term debt ......................................         2,758,993           2,733,138
                                                                                  ------------        ------------
       Total current liabilities ...........................................        16,782,232          15,968,439
Long-term debt, net of current portion .....................................        47,062,039          47,073,716
Other liabilities ..........................................................           168,519             164,152
                                                                                   -----------        ------------
       Total liabilities ...................................................        64,012,790          63,206,307
                                                                                  ------------        ------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value per share; 5,000,000 shares authorized,
       none issued and outstanding .........................................                --                  --
    Common stock, $.001 par value per share; 50,000,000 shares authorized,
       13,366,278 shares issued and outstanding in 1999 and 1998 ...........            13,366              13,366
    Additional paid-in capital .............................................        51,826,125          51,826,125
    Shareholders' notes receivable .........................................          (425,553)           (425,553)
    Accumulated deficit ....................................................        (9,043,839)         (9,983,132)
                                                                                  ------------        ------------
       Total shareholders' equity ..........................................        42,370,099          41,430,806
                                                                                  ------------        ------------
       Total liabilities and shareholders' equity ..........................      $106,382,889        $104,637,113
                                                                                  ============        ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  1999                1998
                                                                                  ----                ----
                                                                               (Unaudited)        (Unaudited)
Net sales ...............................................................      $19,441,341        $ 6,708,869
Cost of goods sold ......................................................       12,055,895          2,533,556
                                                                               -----------        -----------
Gross profit ............................................................        7,385,446          4,175,313
Selling, general and administrative expenses ............................        4,842,554          2,962,875
                                                                               -----------        -----------

Operating income ........................................................        2,542,892          1,212,438
                                                                               -----------        -----------
Other income (expense):
    Interest expense ....................................................         (912,210)        (1,942,072)
    Other income ........................................................           11,473             11,138
                                                                               -----------        -----------
                                                                                  (900,737)        (1,930,934)
                                                                               -----------        -----------
    Income (loss) before income taxes and extraordinary item ............        1,642,155           (718,496)
Income tax expense ......................................................         (702,862)          (209,354)
                                                                               -----------        -----------
    Income (loss) before extraordinary item .............................          939,293           (927,850)
Extraordinary gain on early extinguishment of put feature ...............               --          1,100,000
                                                                               -----------        -----------
    Net income ..........................................................      $   939,293        $   172,150
                                                                               ===========        ===========

Net income (loss) per share before extraordinary item - basic and diluted      $       .07        $      (.10)
                                                                               ===========        ===========

Net income per share - basic and diluted ................................      $       .07        $       .02
                                                                               ===========        ===========

Weighted average common shares outstanding - basic ......................       13,366,278          9,424,990
                                                                               ===========        ===========
Weighted average common shares outstanding - diluted ....................       13,369,015         10,205,002
                                                                               ===========        ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        ----------------------
                                                                                        1999              1998
                                                                                        ----              ----
                                                                                    (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................................      $   939,293       $   172,150
                                                                                    -----------       -----------
Adjustments to reconcile net income to net cash used in  operating activities:
           Extraordinary gain on early extinguishment of put feature..........               --        (1,100,000)
           Depreciation ......................................................          182,099            92,901
           Amortization ......................................................          669,327           453,920
           Amortization of discount ..........................................               --         1,081,732
           Non-cash officer compensation .....................................               --            91,250
           Non-cash consulting expense .......................................               --           657,256
           (Increase) decrease in operating assets:
                Accounts receivable ..........................................       (1,585,153)         (955,878)
                Inventories ..................................................       (3,288,349)           92,597
                Prepaid expenses and other assets ............................         (177,201)         (362,354)
           Increase (decrease) in operating liabilities:
                Accounts payable - trade .....................................        2,103,719          (301,322)
                Accounts payable - affiliate .................................               --            (4,212)
                Income taxes payable .........................................         (783,604)         (301,581)
                Accrued expenses and other liabilities .......................         (527,810)         (297,921)
                                                                                    -----------       -----------
           Net cash used in operating activities .............................       (2,467,679)         (681,462)
                                                                                    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .........................................................         (123,373)         (248,005)
Change in non-operating assets ...............................................          (19,714)          (11,582)
                                                                                    -----------       -----------
           Net cash used in investing activities .............................         (143,087)         (259,587)
                                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt .........................................         (101,314)         (194,510)
                                                                                    -----------       -----------
       Net cash used in financing activities .................................         (101,314)         (194,510)
                                                                                    -----------       -----------
       Net decrease in cash and cash equivalents .............................       (2,712,080)       (1,135,559)
Cash and cash equivalents, beginning of period ...............................        6,232,215         2,893,924
                                                                                    -----------       -----------

Cash and cash equivalents, end of period .....................................      $ 3,520,135       $ 1,758,365
                                                                                    ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The condensed consolidated balance sheet of Horizon Medical Products, Inc. (the "Company") at December 31, 1998 has been derived from the Company's audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and instructions to Form 10-Q. The condensed consolidated financial statements at March 31, 1999, and for the three months ended March 31, 1999 and 1998 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Registration Statement on SEC Form S-1 and the Company's Form 10-K for the year ended December 31, 1998, including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

2.     INVENTORIES

       A summary of inventories is as follows:

                                  March 31, 1999   December 31, 1998
                                  --------------   -----------------
       Raw materials .........      $ 7,002,162      $ 5,336,210
       Work in process .......        2,791,969        1,984,133
       Finished goods ........       13,612,459       12,797,898
                                    -----------      -----------
                                     23,406,590       20,118,241
       Less inventory reserves          759,818          759,818
                                    -----------      -----------
                                    $22,646,772      $19,358,423
                                    ===========      ===========

3.     INITIAL PUBLIC OFFERING

       On April 20, 1998, the Company completed an initial public offering (the "Offering") of 3,473,000 shares of common stock at $14.50 per share. The Offering included 3,120,950 shares of common stock issued by the Company and 873,000 shares sold by a group of selling shareholders. Subsequently the underwriters of the Offering exercised their option to purchase 3,120,950 shares of common stock at $14.50 per share to cover over-allotments. Total proceeds to the Company after underwriters' discounts and commissions and other offering costs were $39,910,712.

4.     EARNINGS PER SHARE

       A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:


 For the Quarter Ended March 31, 1999

                                           Income         Shares       Per-share
                                          Numerator     Denominator      Amount
       Basic EPS ...................      $939,293      $13,366,278      $0.07
       Effect of Dilutive Securities            --            2,737         --
                                          --------      -----------      -----
       Diluted EPS .................      $939,293      $13,369,015      $0.07
                                          ========      ===========      =====

For the Quarter Ended March 31, 1998

                                           Income         Shares       Per-share
                                          Numerator     Denominator      Amount
       Basic EPS ...................      $172,150      $ 9,424,990      $0.02
       Effect of Dilutive Securities            --          780,012         --
                                          --------      -----------      -----
       Diluted EPS .................      $172,150      $10,205,002      $0.02
                                          ========      ===========      =====

       The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $ 5.94 for the quarter ended March 31, 1999.

       Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive. There were approximately 220,694 options that expire in 2008, with exercise prices ranging from $ 6.25 to $ 15.50, that were outstanding during the quarter ended March 31, 1999, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares in 1999. There were no options outstanding for the quarter ended March 31, 1998.

5.     EXTRAORDINARY ITEM

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

6.     CONTINGENCIES

       On October 30, 1998 and December 7, 1998, shareholder suits were filed against the Company, certain officers and directors of the Company, one former officer, and one former officer and director of the Company. An amended consolidated complaint, filed on March 8, 1999, added as a defendant one of the Company's institutional investors. The amended consolidated complaint, which is pending in the U.S. District Court for the Northern District of Georgia (Atlanta Division), seeks class certification and rescissory and/or compensatory damages as well as expenses of litigation. The complaint alleges that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. The defendants filed a motion to dismiss on April 7, 1999. The plaintiffs filed their opposition on May 7, 1999. The defendants have until May 21, 1999 to reply to the plaintiffs' opposition. Although the Company believes the suit is without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

7.     RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. The Company adopted SFAS No. 130 in 1998, and for the three months ended March 31, 1999 and 1998, there were no differences between net income and comprehensive income.

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

8.     SEGMENT INFORMATION

       Since the acquisitions of Columbia Vital Systems, Inc. (CVS) and Stepic Corporation (Stepic) in 1998, the Company operates two reportable segments - (1) Manufacturing and (2) Distribution. The manufacturing segment includes products manufactured by the

       Company as well as products manufactured by third parties on behalf of the Company through manufacturing and supply agreements. Prior to the CVS and Stepic acquisitions, the Company operated as one segment, manufacturing. Thus, segment information for March 31, 1998 will not be included in the tables below.

       The Company evaluates the performance of its segments based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for income taxes, are reported on an entity wide basis only.

       The table below presents information about the reported sales (which include intersegment revenues), gross profit and identifiable assets of the Company's segments as of and for the quarter ended March 31, 1999.

                                                             1999
                                        -----------------------------------------------
                                                                           Identifiable
                                           Sales         Gross Profit          Assets
                                        -----------      ------------      ------------
       Manufacturing .............      $ 8,366,552      $  4,966,185      $ 67,081,979
       Distribution ..............       11,876,437         2,689,474        40,123,109
                                        -----------      ------------      ------------
                                        $20,242,989      $  7,655,659      $107,205,088
                                        ===========      ============      ============

       A reconciliation of total segment sales to total consolidated sales of the Company for the quarter ended March 31, 1999 is as follows:

                           Total segment sales .........................................        $20,242,989
                           Elimination of intersegment sales............................           (801,648)
                                                                                                -----------
                           Consolidated sales...........................................        $19,441,341
                                                                                                ===========

       A reconciliation of total segment assets to total consolidated assets of the Company as of March 31, 1999 is as follows:

                           Total segment assets ........................................       $107,205,088
                           Elimination of intersegment receivables......................         (1,521,515)
                           Assets not allocated to segments ............................            699,316
                                                                                               ------------
                           Consolidated assets .........................................       $106,382,889
                                                                                               ============

       The Company's operations are located in the United States. Thus, all of the Company's assets are located domestically. Sales information by geographic area for the quarters ended March 31, 1999 and 1998 are as follows:

                                                                                   Quarter Ended March:
                                                                                   --------------------
                                                                                  1999              1998
                                                                               ----------       ----------
                  United States .......................................       $18,155,096       $5,562,183
                  Foreign .............................................         1,286,245        1,146,686
                                                                              -----------       ----------
                                                                              $19,441,341       $6,708,869
                                                                              ===========       ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net Sales. Net sales increased 190% to $19.4 million for the first quarter of 1999 from $6.7 million for the first quarter of 1998. This increase is primarily attributable to sales resulting from the 1998 acquisitions of Norfolk, IFM, CVS and Stepic, which represented approximately $14.8 million of total sales for the quarter. The allocation of 1999 net sales on a segment basis resulted in net sales of $8.3 million from the manufacturing segment and $11.9 million from the distribution segment. There were no distribution segment sales for the first quarter of 1998.

Gross Profit. Gross profit increased 76.9% to $7.4 million for the first quarter of 1999 from $4.2 million for the first quarter of 1998. Gross margin decreased to 38.4% in 1999 from 62.2% in 1998. The decrease in gross margin is primarily the result of the acquisitions of CVS and Stepic, the distribution segment of the business, which operate at significantly lower profit margins. The breakout of 1999 gross margins on a segment basis resulted in gross profit of $4.9 million or 58.5% from the manufacturing segment and $2.7 million or 22.6% from the distribution segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $1.9 million or 63.4% to approximately $4.9 million for the first quarter of 1999 from approximately $3.0 million for the same quarter of 1998. This increase is due to the expenses incurred in operating the businesses acquired in 1998. SG&A expenses decreased as a percentage of net sales to 24.9% for the first quarter of 1999 from 44.2% for the first quarter of 1998. This decrease is due to substantial revenue growth in 1999 resulting from 1998 acquisitions and due to the $657 thousand consultant fee paid in the first quarter of 1998 for entering into a group purchasing contract with Premier Purchasing Partners L.P.

Interest Expense. Net interest expense decreased to approximately $912 thousand in the first quarter of 1999 compared to approximately $1.9 million for the first quarter of 1998. Exclusive of the 1998 effects of the accelerated amortization of debt issuance costs and debt discount related to the NationsCredit debt and warrants, interest expense increased approximately $195 thousand in 1999 from 1998. This increase is due to higher outstanding debt in the first quarter of 1999 as compared to the first quarter of 1998.

Extraordinary Item. During the first quarter of 1998, the Company recorded an extraordinary gain of $1.1 million due to the recission of a put feature associated with the NationsCredit Warrant that was issued in 1997. This transaction is more fully described in Note 9 of the Company's Form 10-K for the year ended December 31, 1998.

Income Tax Expense. Income taxes increased approximately $494 thousand or 235.7% in the first quarter of 1999 to $702,862 from $209,354 in the first quarter of 1998. This increase is fully attributable to the Company generating higher taxable income in 1999 as compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,467,679 for the three months ended March 31, 1999 compared with $681,462 for the three months ended March 31, 1998. The increase in cash used in operations during 1999 was attributable to higher accounts receivable and inventory balances in 1999, as well as the reduction of income taxes payable and certain liabilities related to acquisition expenses, offset by an increase in trade accounts payable.

Net cash used in investing activities was $143,087 in 1999 compared to $259,590 in 1998. Substantially all of the investing activities were for capital expenditures for the Company's facilities.

Net cash used in financing activities was $101,314 in 1999 compared to $194,510 in 1998. Financing activities in both 1999 and 1998 were principal payments on outstanding debt.

As discussed more fully in Note 6 of the consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 1998, the Company entered into a $50 million amended and restated credit facility with NationsCredit to be used for working capital purposes and to fund future acquisitions. The Company is currently negotiating with its lenders for an increase in its credit facility which, together with its cash flows from operations, the Company believes will be sufficient to satisfy its future working capital and capital expenditure requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 1998, and March 31, 1999, the Company had approximately $42 million outstanding under its New Credit Facility, which expires in July 2004. Amounts outstanding under the New Credit Facility of approximately $13.3 million at December 31, 1998, and $12.75 million at March 31, 1999, were subject to the Cap Agreement, which expires in October 2002. The Cap Agreement settles quarterly and the cap rate is 8.8%.

For more information on the Cap Agreement, see Notes 1 and 6 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.

YEAR 2000 READINESS DISCLOSURE

Some computer systems use only two digits to represent the year and they may be unable to process accurately certain data before, during or after the year 2000. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, manufacturing or distribution network. Based on the Company's review of its business and operating systems, the Company does not expect to incur material cost with respect to assessing and remediating Y2K problems; however, there can be no assurance that such problems will not be encountered or that the costs incurred to resolve such problems will not be material.

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

The Company currently does not have a contingency plan for Y2K problems. The Company intends to develop a contingency plan by the end of the third quarter of 1999. The manager responsible for overseeing the Company's Y2K program left the Company in March 1999. The responsibility for overseeing the Y2K program has been reassigned to another manager.

According to recent reports, the healthcare industry lags behind other industries in Y2K preparedness. The reports indicated that the progress of health claim billing systems of third party payors is progressing slowly. To the extent the Company's customers experience problems with their payment collections, the Company's ability to collect payments from its customers could be adversely affected and could have a material adverse affect on the Company's business, liquidity, financial condition and results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 7 of the condensed consolidated financial statements contained elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Certain statements and information included herein may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Act of 1934, as amended by the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed, implied or contemplated by such forward-looking statements. Such factors include, among other things, the timing of future acquisitions; the ability to integrate acquired businesses; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; the ability to develop and implement operational and financial systems to manage rapidly growing operations; general domestic and international economic and business conditions; changes in federal and state regulations applying to the Company and its operations; competition in the Company's market; the Company's dependence on key personnel; and other factors referenced in the Company's Registration Statement on Form S-1 and the Company's Form 10-K for the year ended December 31, 1998. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                         HORIZON MEDICAL PRODUCTS, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On October 30, 1998 and December 7, 1998, shareholder suits were filed against the Company, Marshall B. Hunt, William E. Peterson, Jr., Roy C. Mallady, Charles E. Adair, and Mark A. Jewett. An amended consolidated complaint, filed on March 8, 1999, added as a defendant Cordova Capital Partners LP - Enhanced Appreciation, one of the Company's institutional investors. The two lead plaintiffs are Daniel E. Herlihy and Thomas L. O'Hara, Jr., and the other named plaintiff is Jack Edery. The amended consolidated complaint, which is pending in the U.S. District Court for the Northern District of Georgia
(Atlanta Division), seeks class certification and rescissory and/or compensatory damages as well as expenses of litigation. The complaint alleges that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. The defendants filed a motion to dismiss on April 7, 1999. The plaintiffs filed their opposition on May 7, 1999. The defendants have until May 21, 1999 to reply to the plaintiffs' opposition. Although the Company believes the suit is without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES.

(a) On March 31, 1999, the Company entered into the Second Amendment to Amended and Restated Credit Agreement and Waiver among the Company, the Lenders referred to therein and NationsCredit Commercial Corporation, as Agent. The Amended and Restated Credit Agreement and Waiver, as amended, currently prohibits the payment of dividends on the Company's capital stock and also restricts the Company's capital expenditures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit Number    Description

         10.1 Second Amendment to Amended and Restated Credit Agreement and Waiver dated as of March 31, 1999 among the Company, the Lenders referred to therein and NationsCredit Commercial Corporation, as Agent.

         27.1 Financial Data Schedule (for SEC filing purposes only)

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                         HORIZON MEDICAL PRODUCTS, INC.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HORIZON MEDICAL PRODUCTS, INC.
                                            (Registrant)


May 14, 1999                                /s/ William E. Peterson, Jr.
------------                                ------------------------------------
                                            William E. Peterson, Jr.
                                            President
                                            (Principal Accounting Officer and
                                            Duly Authorized Officer)