Form 10-Q
period 1999-06-30
HORIZON MEDICAL PRODUCTS INC
filed 1999-08-16
CIK 1052958

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24025
                                               ---------

                         HORIZON MEDICAL PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

               Georgia                                                58-1882343
     -------------------------------                                  ----------
     (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                         Identification  No.)

   One Horizon Way
   P.O. Box 627
   Manchester, Georgia                                                     31816
   -------------------                                                ----------
   (Address of principal executive offices)                           (Zip Code)

   Registrant's telephone number, including area code:              706-846-3126
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

                                   Yes [x]   No [ ]

   The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 13, 1999, was 13,366,278.

                         HORIZON MEDICAL PRODUCTS, INC.

                                   FORM 10-Q

                 For the Quarterly Period Ended June 30, 1999

                                     INDEX




PART I. FINANCIAL INFORMATION

         ITEM 1.      Financial Statements.................................................................3

                      Condensed Consolidated Balance Sheets................................................4

                      Condensed Consolidated Statements of Operations..................................5 & 6

                      Condensed Consolidated Statements of Cash Flows......................................7

                      Notes to Condensed Consolidated Financial Statements.................................8

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................16

         ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk..........................21

PART II. OTHER INFORMATION

         ITEM 1.      Legal Proceedings...................................................................22

         ITEM 4.      Submission of Matters to a Vote of Security Holders.................................22

         ITEM 6.      Exhibits and Reports on Form 8-K....................................................23

         SIGNATURE........................................................................................24

                         PART I. FINANCIAL INFORMATION


   ITEM 1.  FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

                  Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998 (audited).

                  Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and June 30, 1998.

                  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 1998.

                  Notes to Condensed Consolidated Financial Statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,           December 31,
                                                                                         1999                 1998
                                                                                     -------------       -------------
                                                                                     (Unaudited)
                                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .................................................      $   1,127,277       $   6,232,215
    Account receivable - trade, net ...........................................         17,193,012          16,925,487
    Inventories ...............................................................         23,425,595          19,358,423
    Prepaid expenses and other current assets .................................          1,911,779           1,636,779
    Deferred taxes ............................................................            582,346             582,346
                                                                                     -------------       -------------
       Total current assets ...................................................         44,240,009          44,735,250
Property and equipment, net ...................................................          3,938,945           4,043,200
Intangible assets, net ........................................................         55,853,384          55,494,414
Deferred taxes ................................................................            116,970             116,970
Other assets ..................................................................            222,961             247,279
                                                                                     -------------       -------------
       Total assets ...........................................................      $ 104,372,269       $ 104,637,113
                                                                                     =============       =============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable - trade ..................................................      $   8,054,983       $   9,775,420
    Accrued salaries and commissions ..........................................            114,149             257,341
    Accrued royalties .........................................................            168,000             127,375
    Accrued interest ..........................................................            420,885             318,476
    Accrued acquisition liabilities ...........................................             29,268             165,058
    Other accrued expenses ....................................................            495,239           1,248,158
    Income taxes payable ......................................................            272,287           1,343,473
    Current portion of long-term debt .........................................          4,264,419           2,733,138
                                                                                     -------------       -------------
       Total current liabilities ..............................................         13,819,230          15,968,439
Long-term debt, net of current portion ........................................         47,144,009          47,073,716
Other liabilities .............................................................            166,594             164,152
                                                                                     -------------       -------------
       Total liabilities ......................................................         61,129,833          63,206,307
                                                                                     -------------       -------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value per share; 5,000,000 shares authorized,
       none issued and outstanding ............................................                 --                  --
    Common stock, $.001 par value per share; 50,000,000 shares authorized,
       13,366,278 shares issued and outstanding in 1999 and 1998 ..............             13,366              13,366
    Additional paid-in capital ................................................         51,826,125          51,826,125
    Shareholders' notes receivable ............................................           (438,956)           (425,553)
    Accumulated deficit .......................................................         (8,158,099)         (9,983,132)
                                                                                     -------------       -------------
       Total shareholders' equity .............................................         43,242,436          41,430,806
                                                                                     -------------       -------------
       Total liabilities and shareholders' equity .............................      $ 104,372,269       $ 104,637,113
                                                                                     =============       =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Three Months Ended
                                                                                                 June 30,
                                                                                         1999                1998
                                                                                     -------------       -------------
                                                                                      (Unaudited)        (Unaudited)

Net sales .....................................................................      $  18,878,176       $   6,858,690
Cost of goods sold ............................................................         11,476,571           2,499,667
                                                                                     -------------       -------------
Gross profit ..................................................................          7,401,605           4,359,023
Selling, general and administrative expenses ..................................          4,849,858           2,439,122
                                                                                     -------------       -------------

Operating income ..............................................................          2,551,747           1,919,901
                                                                                     -------------       -------------
Other income (expense):
    Interest expense ..........................................................         (1,043,863)           (299,247)
    Other income ..............................................................             42,747              11,138
                                                                                     -------------       -------------
                                                                                        (1,001,116)           (288,109)
                                                                                     -------------       -------------
    Income before income taxes and extraordinary item .........................          1,550,631           1,631,792
Income tax expense ............................................................           (664,891)           (680,719)
                                                                                     -------------       -------------
    Income before extraordinary item ..........................................            885,740             951,073
Extraordinary loss on early extinguishments of debt, net of income
    tax benefit of $53,330 ....................................................                 --             (83,414)
                                                                                     -------------       -------------
Net income ....................................................................      $     885,740       $     867,659
                                                                                     =============       =============

Net income per share before extraordinary item - basic and diluted .............     $         .07       $         .08
                                                                                     =============       =============

Net income per share - basic and diluted .......................................     $         .07       $         .07
                                                                                     =============       =============

Weighted average common shares outstanding - basic ............................         13,366,278          12,534,467
                                                                                     =============       =============
Weighted average common shares outstanding - diluted ..........................         13,374,749          12,663,129
                                                                                     =============       =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                         1999                1998
                                                                                     -------------       -------------
                                                                                      (Unaudited)        (Unaudited)

Net sales .....................................................................      $  38,319,517       $  13,567,559
Cost of goods sold ............................................................         23,532,466           5,033,223
                                                                                     -------------       -------------
Gross profit ..................................................................         14,787,051           8,534,336
Selling, general and administrative expenses ..................................          9,692,412           5,401,997
                                                                                     -------------       -------------

Operating income ..............................................................          5,094,639           3,132,339
                                                                                     -------------       -------------
Other income (expense):
    Interest expense ..........................................................         (1,956,073)         (2,241,319)
    Other income ..............................................................             54,220              22,276
                                                                                     -------------       -------------
                                                                                        (1,901,853)         (2,219,043)
                                                                                     -------------       -------------
    Income before income taxes and extraordinary items ........................          3,192,786             913,296
Income tax expense ............................................................         (1,367,753)           (890,073)
                                                                                     -------------       -------------
    Income before extraordinary items .........................................          1,825,033              23,223
Extraordinary gain on early extinguishment of put feature .....................                 --           1,100,000
Extraordinary loss on early extinguishments of debt, net of income
    tax benefit of $53,330 ....................................................                 --             (83,414)
                                                                                     -------------       -------------
Net income ....................................................................      $   1,825,033       $   1,039,809
                                                                                     =============       =============

Net income per share before extraordinary items - basic and diluted ............     $         .14       $         .00
                                                                                     =============       =============

Net income per share - basic and diluted .......................................     $         .14       $         .09
                                                                                     =============       =============

Weighted average common shares outstanding - basic ............................         13,366,278          10,988,318
                                                                                     =============       =============
Weighted average common shares outstanding - diluted ..........................         13,370,769          11,441,123
                                                                                     =============       =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                     ---------------------------------
                                                                                         1999                1998
                                                                                     -------------       -------------
                                                                                      (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................................      $   1,825,033       $   1,039,809
                                                                                     -------------       -------------
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
           Extraordinary gain on early extinguishment of put feature ..........                 --          (1,100,000)
           Depreciation .......................................................            371,308             176,960
           Amortization .......................................................          1,361,648             760,889
           Amortization of discount ...........................................                 --           1,985,559
           Non-cash officer compensation ......................................                 --              91,250
           Non-cash consulting expense ........................................                 --             657,256
           (Increase) decrease in operating assets:
                Accounts receivable ...........................................           (267,525)         (1,925,562)
                Inventories ...................................................         (4,067,172)           (476,865)
                Prepaid expenses and other assets .............................           (135,190)             (1,803)
           Increase (decrease) in operating liabilities:
                Accounts payable - trade ......................................         (1,720,437)           (286,446)
                Income taxes payable ..........................................         (1,071,186)            300,152
                Accrued expenses and other liabilities ........................           (886,425)           (941,022)
                                                                                     -------------       -------------
           Net cash (used in) provided by operating activities ................         (4,589,946)            280,177
                                                                                     -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..........................................................           (212,098)         (1,081,508)
Cash paid for acquisitions ....................................................                 --          (9,412,561)
Change in non-operating assets ................................................            (18,652)           (107,932)
                                                                                     -------------       -------------
           Net cash used in investing activities ..............................           (230,750)        (10,602,001)
                                                                                     -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs ..............................................................            (68,741)           (283,582)
Principal payments on long-term debt ..........................................           (202,098)        (29,619,307)
Proceeds from initial public offering, net of offering costs ..................                 --          40,160,245
Proceeds from the exercise of stock warrants ..................................                 --                  83
Notes receivable - shareholders ...............................................            (13,403)                 --
                                                                                     -------------       -------------
       Net cash (used in) provided by financing activities ....................           (284,242)         10,257,439
                                                                                     -------------       -------------
       Net decrease in cash and cash equivalents ..............................         (5,104,938)            (64,385)
Cash and cash equivalents, beginning of period ................................          6,232,215           2,893,924
                                                                                     -------------       -------------

Cash and cash equivalents, end of period ......................................      $   1,127,277       $   2,829,539
                                                                                     =============       =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES The condensed consolidated balance sheet of Horizon Medical Products, Inc. (the "Company") at December 31, 1998 has been derived from the Company's audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and instructions to Form 10-Q. The condensed consolidated financial statements at June 30, 1999, and for the three months and six months ended June 30, 1999 and 1998 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998, including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. The Company adopted SFAS No. 130 in 1998, and for the three months and six months ended June 30, 1999 and 1998, there were no differences between net income and comprehensive income.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FAS 133, is effective for fiscal years beginning after June 15, 2000 and is effective for interim periods in the initial year of adoption. The Company does not expect the adoption of SFAS No. 133 to have a material impact.

2.       INVENTORIES

         A summary of inventories is as follows:

                                                                                               June 30,           December 31,
                                                                                                 1999                1998
                                                                                             -------------       -------------

         Raw materials ......................................................               $   7,062,457       $   5,336,210
         Work in process ....................................................                   2,616,797           1,984,133
         Finished goods .....................................................                  14,551,738          12,797,898
                                                                                            -------------       -------------
                                                                                               24,230,992          20,118,241
         Less inventory reserves ............................................                   (805,397)           (759,818)
                                                                                            -------------       -------------
                                                                                            $  23,425,595       $  19,358,423
                                                                                            =============       =============

3.       INITIAL PUBLIC OFFERING

         On April 20, 1998, the Company completed an initial public offering (the "Offering") of 3,473,000 shares of common stock at $14.50 per share. The Offering included 2,600,000 shares of common stock issued by the Company and 873,000 shares sold by a group of selling shareholders. Subsequently the underwriters of the Offering exercised their option to purchase 520,950 shares of common stock at $14.50 per share to cover over-allotments. Total proceeds to the Company after underwriters' discounts and commissions and other offering costs were $40,160,245 through June 30, 1998. Subsequent to June 30, 1998, the Company recognized additional offering costs of $249,533, which reduced the Company's total net proceeds from the Offering to $39,910,712.

4.       EARNINGS PER SHARE

         A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:

                                            For the Three Months Ended June 30, 1999     For the Six Months Ended June 30, 1999
                                            ----------------------------------------   -------------------------------------------
                                               Income        Shares       Per-share      Income         Shares          Per-share
                                             Numerator     Denominator      Amount      Numerator     Denominator        Amount
                                             ---------     -----------    ---------    ----------     -----------      -----------

         Basic EPS .......................    $885,740      13,366,278      $0.07      $1,825,033      13,366,278         $0.14
         Effect of Dilutive Securities ...          --           8,471      =====              --           4,491         =====
                                              --------      ----------                 ----------      ----------
         Diluted EPS .....................    $885,740      13,374,749      $0.07      $1,825,033      13,370,769         $0.14
                                              ========      ==========      =====      ==========      ==========         =====

                                            For the Three Months Ended June 30, 1998     For the Six Months Ended June 30, 1998
                                            ----------------------------------------   -------------------------------------------
                                               Income        Shares       Per-share      Income         Shares          Per-share
                                             Numerator     Denominator      Amount      Numerator     Denominator        Amount
                                             ---------     -----------    ---------    ----------     -----------      -----------
         Basic EPS .......................    $867,659      12,534,467      $0.07      $1,039,809      10,988,318         $ .09
         Effect of Dilutive Securities ...          --         128,662      =====              --         452,805         =====
                                              --------      ----------                 ----------      ----------
         Diluted EPS .....................    $867,659      12,663,129      $0.07      $1,039,809      11,441,123         $ .09
                                              ========      ==========      =====      ==========      ==========         =====

         The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $ 6.49 for the three months ended June 30, 1999 and $6.22 for the six months ended June 30, 1999.

         Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive. There were 212,974 options outstanding for the three months ended June 30, 1999 and 223,851 options outstanding for the six months ended June 30, 1999 that expire in 2008 with exercise prices ranging from $ 6.25 to $ 15.50, that were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the three and six months ended June 30, 1999.

         The EPS impact of the extraordinary items for the six months ended June 30, 1998 was $.09.

5.       ACQUISITIONS

         On May 19, 1998, the Company completed the purchase of certain assets used in the manufacture and sale of the port product line of Ideas for Medicine, Inc. (the "IFM Port Line"), a wholly-owned subsidiary of CryoLife, Inc. for approximately $100,000 in cash and a note payable in the amount of $482,110 (which is supported by a standby letter of credit that is due in November 1999). The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of IFM based on their estimated fair values at the date of acquisition. Operating results of IFM since May 19, 1998 are included in the Company's condensed consolidated financial statements for the three and six months ended June 30, 1998, but are immaterial.

         On June 2, 1998, the Company consummated the acquisition of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. ("Norfolk"). As consideration for the assets acquired, Horizon (i) paid Norfolk an aggregate of approximately $7.4 million in cash, and (ii) paid approximately $1.9 million in cash into an escrow account. The escrow will be released upon the successful transition by Norfolk of the manufacturing of the Human Product Line to Manchester, Georgia. The Company accounted for the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets of Norfolk based on their estimated fair values at the date of acquisition. Operating results of Norfolk since June 2, 1998 are included in the Company's condensed consolidated financial statements for the three and six months ended June 30, 1998.

         The following unaudited pro forma summary for the six months ended June 30, 1998 combines the results of the Company with the acquisition of the Port Business of Norfolk as if the acquisition had occurred at the beginning of 1998. Certain adjustments, including amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1998, or of results which may occur in the future.

                                                                   Six Months Ended
                                                                     June 30, 1998
                                                                   ----------------
         Sales....................................................   $ 14,833,000
         Net income ..............................................   $  1,095,000
         Net income per share - basic and diluted.................   $       0.10

         Pro forma earnings per share was calculated by dividing pro forma net income by the weighted average shares outstanding of 10,988,318 and 11,441,123 for basic and diluted earnings per share, respectively.

6.       EXTRAORDINARY ITEMS

         Effective January 29, 1998, NationsCredit, the Company's lender, agreed to the extinguishment of the put feature related to the warrants issued by the Company to NationsCredit in July 1997. As a result of this extinguishment in the first quarter of 1998, the Company recorded an extraordinary gain of $1.1 million and the net recorded value of the warrant of $9.9 million was reclassified to additional paid-in capital.

         In connection with the Offering, the Company was required to repay certain of its existing debt with a portion of the Offering proceeds. The Company recorded an $83,414 net loss on these early extinguishments of debt in the second quarter of 1998.

7.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

         On October 30, 1998 and December 7, 1998, shareholder suits were filed against the Company, Marshall B. Hunt, William E. Peterson, Jr., Roy C. Mallady, Charles E. Adair, and Mark A. Jewett. An amended consolidated complaint, filed on March 8, 1999, added as a defendant Cordova Capital Partners LP - Enhanced Appreciation, one of the Company's institutional investors. The two lead plaintiffs are Daniel E. Herlihy and Thomas L. O'Hara, Jr., and the other named plaintiff is Jack Edery. The amended consolidated complaint, which is pending in the U.S. District Court for the Northern District of Georgia (Atlanta Division), seeks class certification and rescissory and/or compensatory damages as well as expenses of litigation. The complaint alleges that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. The defendants filed a motion to dismiss on April 7, 1999 on which the Court has not yet ruled. Although the Company believes the suit is without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is subject to numerous federal, state and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the consolidated financial statements.

         The Company is currently negotiating with its lender and others for either an increase in its credit facility or a replacement facility. Should the Company not be successful in modifying its current credit facility, it may violate the covenants of the credit facility in third quarter 1999. Should this violation occur or a modification of the covenants is not obtained from the lender, there could be a material, adverse effect on the Company's financial condition and results of operations.

         On September 30, 1998, the Company acquired certain assets used in the manufacture and sale of medical devices by Ideas for Medicine, Inc. ("IFM"), a wholly-owned subsidiary of CryoLife, Inc. (the "Acquisition"). The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of September 30, 1998, by and between the Company and IFM. In connection with the Acquisition, the Company and IFM entered into a manufacturing agreement (the "Manufacturing Agreement"), dated as of September 30, 1998, pursuant to which, for a four year term, IFM agreed to manufacture exclusively for the Company and the Company agreed to purchase from IFM a specified minimum amount of products (the "Products"). The Manufacturing Agreement requires that the Company make annual purchases of Products of at least $6,000,000.

         On June 22, 1999, IFM notified the Company that it was in breach of the Manufacturing Agreement. IFM notified the Company that it was in violation of the payment provision contained in the Manufacturing Agreement, which calls for the Company to pay amounts due to IFM within 45 days of the date of each invoice. The total of accounts payable due to IFM under the Manufacturing Agreement at June 30, 1999 was approximately $2.2 million. Additionally, IFM notified the Company that it was in violation of the Manufacturing Agreement due to the nonpayment of interest related to such past due accounts payable. In addition, IFM notified the Company that it was in breach for failing to provide a production schedule at the end of the first six months of the term of the Manufacturing Agreement and on a monthly basis thereafter. Finally, IFM notified the Company that it was in breach for the failure to provide packaging and labeling.

         The Company has 60 days from the notification of default to cure. If the Company does not take corrective action within 60 days, IFM may terminate the Manufacturing Agreement and may be entitled to receive an amount equal to (i) the direct costs incurred by IFM for all purchase orders committed for raw materials and components, (ii) the direct and indirect costs incurred by IFM for six months after such termination for labor utilized in the manufacture of the Products, and (iii) the fixed facility costs incurred by IFM in connection with the manufacture of the Products for the remainder of the term of the Manufacturing Agreement.

         The Company has indicated to IFM that it will not be able to meet the minimum purchase requirements outlined in the Manufacturing Agreement, and the Company and IFM are currently in negotiations to revise the Manufacturing Agreement. The parties are currently operating under a verbal modification to the Manufacturing Agreement. Should the Company be unable to revise the Manufacturing Agreement to include acceptable terms, fail to continue to operate under the verbal modification to the Manufacturing Agreement or if the default is not cured, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's financial position and disrupt the Company's ability to obtain and sell the Products.

         Also in connection with the acquisition of IFM, the Company assumed certain license agreements (the "IFM Licensors") for the right to manufacture and sell cholangiogram catheters, surgical retractors, embolectomy catheters, aortic occlusion catheters, suture needles and other medical instruments covered by the IFM Licensors' patents or derived from the IFM Licensors' confidential information. Payments under these agreements vary, depending on the individual products produced, and range from 1% to 5% of the Company's net sales of such licensed products. Such payments shall continue until the expiration of a fixed 20-year term or the expiration date of each corresponding licensed patent covering each product under the agreements.

         The Company is party to license agreements with an individual (the "Licensor") for the right to manufacture and sell dual lumen fistula needles, dual lumen over-the-needle catheters, dual lumen chronic and acute catheters, and other products covered by the Licensor's patents or derived from the Licensor's confidential information. Payments under the agreement vary, depending upon the purchaser, and range from 9% to 15% of the Company's net sales of such licensed products. Such payments shall continue until the expiration date of each corresponding licensed patent covering each product under the agreements.

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

         The Company is currently negotiating with its lender and others for either an increase in its credit facility or a replacement facility. Should the Company not be successful in modifying its current credit facility, it may violate the covenants of the credit facility in third quarter 1999. Should this violation occur or a modification of the covenants is not obtained from the lender, there could be a material adverse effect on the Company's financial condition and results of operations.

         In connection with the Company's October 15, 1998 purchase of Stepic Corporation ("Stepic"), the Company agreed to pay Stepic up to an additional $4.8 million upon the successful achievement of certain specified future earnings targets by Stepic. Any additional purchase payments made under the purchase agreement will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. During the six months ended June 30, 1999, the Company recorded a liability of $1.6 million, representing the Company's contingent payment for the first anniversary year ending October 1999.

8.       SEGMENT INFORMATION AND MAJOR CUSTOMERS

         Since the acquisitions of Columbia Vital Systems, Inc. (CVS) and Stepic in 1998, the Company operates two reportable segments - (1) Manufacturing and (2) Distribution. The manufacturing segment includes products manufactured by the Company as well as products manufactured by third parties on behalf of the Company through manufacturing and supply agreements. Prior to the CVS and Stepic acquisitions, the Company operated as one segment, manufacturing. Thus, segment information as of and for the three and six months ended June 30, 1998 will not be included in the tables below.

         The Company evaluates the performance of its segments based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for income taxes, are reported on an entity wide basis only.

         The table below presents information about the reported sales (which include intersegment revenues), gross profit (which include intersegment gross profit) and identifiable assets of the Company's segments as of and for the three and six months ended June 30, 1999.

                                              Three Months Ended               Six Months Ended                As of
                                                June 30, 1999                    June 30, 1999             June 30, 1999
                                           --------------------------     ----------------------------     ------------
                                                                                                           Identifiable
                                              Sales      Gross Profit        Sales        Gross Profit        Assets
                                           -----------   ------------     -----------     ------------     ------------
         Manufacturing ..............      $ 8,181,081    $4,938,389      $16,547,633     $  9,832,881     $ 66,818,607
         Distribution ...............       11,309,797     2,351,390       23,186,234        5,040,864       37,237,888
                                           -----------    ----------      -----------     ------------     ------------
                                           $19,490,878    $7,289,779      $39,733,867     $ 14,873,745     $104,056,495
                                           ===========    ==========      ===========     ============     ============

         A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for the three and six months ended June 30, 1999 is as follows:

                                                                                Three Months Ended       Six Months Ended
                                                                                  June 30, 1999            June 30, 1999
                                                                                ------------------       ----------------
         Total segment sales ................................................      $ 19,490,878            $ 39,733,867
         Elimination of intersegment sales ..................................          (612,702)             (1,414,350)
                                                                                   ------------            ------------
         Consolidated sales .................................................      $ 18,878,176            $ 38,319,517
                                                                                   ============            ============

                                                                                Three Months Ended       Six Months Ended
                                                                                  June 30, 1999            June 30, 1999
                                                                                ------------------       ----------------
         Total segment gross profit .........................................      $  7,289,779            $ 14,873,745
         Elimination of intersegment gross profit ...........................           111,826                 (86,694)
                                                                                   ------------            ------------
         Consolidated gross profit ..........................................      $  7,401,605            $ 14,787,051
                                                                                   ============            ============

         A reconciliation of total segment assets to total consolidated assets of the Company as of June 30, 1999 is as follows:

                  Total segment assets ..........................................................     $ 104,056,495
                  Elimination of intersegment receivables .......................................          (383,542)
                  Assets not allocated to segments ..............................................           699,316
                                                                                                      -------------
                  Consolidated assets ...........................................................     $ 104,372,269
                                                                                                      =============

         The Company's operations are located in the United States. Thus, substantially all of the Company's assets are located domestically. Sales information by geographic area for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                     Three Months Ended               Six Months Ended
                                               June 30, 1999   June 30, 1998    June 30, 1999    June 30, 1998
                                               -------------   -------------    -------------    -------------
         United States ...................      $17,900,368     $ 6,175,442      $36,055,464      $11,737,625
         Foreign .........................          977,808         683,248        2,264,053        1,829,934
                                                -----------     -----------      -----------      -----------
                                                $18,878,176     $ 6,858,690      $38,319,517      $13,567,559
                                                ===========     ===========      ===========      ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Net Sales. Net sales increased 175% to $18.9 million for the second quarter of 1999 from $6.9 million for the second quarter of 1998. This increase is attributable to sales resulting from the 1998 acquisitions of IFM, CVS and Stepic, which represented approximately $13.6 million of total sales for the quarter. The allocation of 1999 net sales on a segment basis resulted in net sales of $8.2 million from the manufacturing segment and $11.3 million from the distribution segment, before intersegment eliminations. There were no distribution segment sales for the second quarter of 1998.

         Gross Profit. Gross profit increased 69.8% to $7.4 million for the second quarter of 1999 from $4.4 million for the second quarter of 1998. Gross margin decreased to 39.2% in the second quarter of 1999 from 63.6% in the second quarter of 1998. The decrease in gross margin is the result of the distribution segment gross margin of 20.8%, a significantly lower margin than the manufacturing segment margin of 60.4% for the three months ended June 30, 1999. The allocation of gross profit between segments is gross profit of $4.9 million from the manufacturing segment and $2.4 million from the distribution segment.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $2.4 million or 98.9% to approximately $4.8 million for the second quarter of 1999 compared with $2.4 million for the second quarter of 1998. This increase is substantially attributable to expenses incurred in operating the businesses acquired in 1998. SG&A expenses decreased as a percentage of net sales to 25.7% for the second quarter of 1999 from 35.6% for the second quarter of 1998. This decrease is due to the large revenue growth in the second quarter of 1999, a result of the 1998 acquisitions.

         Interest Expense. Net interest expense increased to approximately $1.0 million in the second quarter of 1999 compared to approximately $300 thousand in the second quarter of 1998. The increase in 1999 is due to higher debt outstanding during the second quarter of 1999 compared to the second quarter of 1998. This increase in debt is primarily a result of the 1998 acquisitions. The majority of the debt outstanding in the first quarter 1998 was repaid with the proceeds generated from the Company's initial public offering in April 1998.

         Income Tax Expense. Income tax expense decreased to approximately $665 thousand for the second quarter of 1999 from approximately $681 thousand for the second quarter of 1998. The slight decrease in 1999 was the result of lower taxable income in the second quarter of 1999 compared to the second quarter of 1998.

         Extraordinary Item. During April 1998, the Company incurred extraordinary net losses of approximately $83,000, net of applicable income tax benefit of approximately $53,300, associated with the early extinguishment of certain debt, which the Company repaid using proceeds from the Company's Initial Public Offering ("IPO").


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Net Sales. Net sales increased 182% to $38.3 million for the six months ended June 30, 1999, from $13.6 million for the same period in 1998. This increase is attributable to the additional revenue resulting from the 1998 acquisitions of IFM, CVS and Stepic, which represented approximately $27.7 million of the increase. The allocation of 1999 net sales on a segment basis resulted in net sales of $16.5 million from the manufacturing segment and $23.2 million from the distribution segment, before intersegment eliminations. There were no distribution segment sales for the six months ended June 30, 1998.

         Gross Profit. Gross profit increased 73.3% to $14.8 million for the six months ended June 30, 1999 from $8.5 million for the same period in 1998. Gross margin decreased to 38.6% in 1999 from 62.9% in 1998. The decrease in gross margin is the result of the distribution segment gross margin of 21.7%, a significantly lower margin than the manufacturing segment margin of 59.9% for the six months ended June 30, 1999. The allocation of gross profit between segments is $9.9 million for the manufacturing segment and $5.0 million for the distribution segment.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $4.3 million to $9.7 million for the six months ended June 30, 1999 compared to $5.4 million for the same period in 1998. The majority of the increase is due to the additional expenses incurred in operating the businesses acquired in 1998. SG&A expenses decreased as a percentage of net sales to 25.3% for the six months ended June 30, 1999 from 39.8% for the same period in 1998. The decrease is due to the substantial revenue growth from period to period.

         Interest Expense. Net interest expense decreased approximately $285 thousand to $2.0 million for the six months ended June 30, 1999 compared to $2.2 million for the six months ended June 30, 1998. The higher interest expense in 1998 was attributable to the amortization of the debt discount and accelerated amortization of debt issuance costs related to the NationsCredit debt and warrants. Exclusive of the aforementioned, interest expense increased approximately $1.2 million in 1999 from 1998 due to higher debt outstanding for the six months ended 1999.

         Income Tax Expense. Income taxes increased approximately $478 thousand to $1.4 million for the six months ended June 30, 1999 from approximately $890 thousand for the same period in 1998. This increase is attributable to the Company generating higher taxable income in 1999 as compared to 1998.

         Extraordinary Items. During 1998, the Company incurred extraordinary net losses of approximately $83,000, net of applicable income tax benefit of approximately $53,300, associated with the early extinguishment of certain debt, which the Company repaid using proceeds from the IPO. In addition, the Company recorded an extraordinary gain of $1.1 million in 1998 due to the rescission of a put feature associated with the NationsCredit Warrant that was issued in 1997. These transactions are more fully described in Notes 6, 9 and 13 of the Company's Form 10-K for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was ($4,589,946) for the six months ended June 30, 1999 compared with $280,177 for the six months ended June 30, 1998. The increase in cash used in operations during 1999 was attributable to higher accounts receivable and inventory balances in 1999, as well as the reduction of income taxes payable, accounts payable, certain liabilities related to acquisition and salary expenses.

Net cash used in investing activities was $230,750 in 1999 compared to $10,602,001 in 1998. Substantially all of the investing activities in 1999 were for capital expenditures for the Company's facilities. The investing activities in 1998 consisted of cash paid for the acquisition of Norfolk and capital expenditures for the Company's facilities.

Net cash provided by (used in) financing activities was ($284,242) in 1999 compared to $10,257,439 in 1998. Financing activities in 1999 consisted primarily of principal payments on outstanding debt. The primary source of cash in financing activities in 1998 was the Company's initial public offering of its common stock which generated over $40 million of proceeds to the Company. Approximately $28 million of these proceeds was used to repay debt.

As discussed more fully in Note 6 of the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998, the Company entered into a $50 million amended and restated credit facility with NationsCredit to be used for working capital purposes and to fund future acquisitions. The Company is currently negotiating with its lenders and others for either an increase in its credit facility or a replacement facility which, together with its cash flows from operations, the Company believes will be sufficient to satisfy its future working capital and capital expenditure requirements. Should the Company not be successful in modifying its current credit facility, it may violate the covenants of the credit facility at the end of third quarter 1999. Should this violation occur, there could be a material adverse effect on the Company's financial condition and results of operations.

The Company is currently under negotiations to resolve the violations of its Manufacturing Agreement with IFM dated September 30, 1998. The Company was notified on June 22, 1999 by IFM that it was in breach of the Manufacturing Agreement for certain violations as discussed in further detail in Note 7 of the Company's condensed consolidated financial statements contained elsewhere in this Form 10-Q. The Company has 60 days from the notification of the default to cure. Should the Company be unable to revise the Manufacturing Agreement or if the default is not cured, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company's definition of Y2K compliance means that all aspects of the business processes have been evaluated for potential Y2K problems that effect manufacturing, tracking, distribution, performance, functionality and effectiveness of its products. These include: products manufactured, internal financial and manufacturing information systems, internal equipment used in the manufacturing process of its products, suppliers of products, and suppliers of raw materials and services to the Company.

The Company does not manufacture any products that use any type of software or microprocessors. None of the Company's manufactured products, once manufactured, are affected by the Y2K date problem.

The Company has identified and is in the process of correcting Y2K problems within its internal information systems. This includes a change in server operating systems, new financial system software and new Manchester Facility manufacturing system software and all related hardware. These changes are currently scheduled to be completed, operational, and compliant by November 30, 1999.

The implementation of the new computer systems described above were planned and are considered part of the Company's normal business. The Company does not track its internal costs incurred related to Y2K; these costs however, to date, consist primarily of the related payroll costs of its information systems group and certain other employees and are not material.

The Company's primary computer system utilized in its New York distribution business is currently in the final modification phase. This final modification phase, originally scheduled for completion by June 30, 1999, should be completed by November 30, 1999. The Company has also surveyed its embedded telephone and voice mail systems at its Atlanta and Manchester offices and determined that they are substantially Y2K compliant.

The Company's Medical Device Reporting software will be upgraded to comply with FDA Year 2000 requirements by August 30, 1999. The upgrade will also comply with International Regulatory Affairs Year 2000 requirements.

The Company has identified plant equipment that contains software and microprocessors. Through the process of testing and supplier certification, the Company has found no material Y2K issues with equipment used in the manufacturing process of its products.

The Company is currently in the process of evaluating all suppliers for Y2K readiness. As of June 30, 1999 the results are as follows: 48.8% responded, 29.3% of those responding are Y2K compliant, 19.5% are addressing Y2K issues and 51.2% have yet to respond. If critical suppliers are found to be not compliant or have no contingency plans in place, the Company will make positive efforts to obtain backup suppliers to ensure an uninterrupted flow of product. The Company, however, will not have a contingency plan for a supplier's failure to deliver electricity, gas or water services.

According to recent reports, the healthcare industry lags other industries in Y2K preparedness. The reports indicate that the progress of health claims billing systems of third party payers is progressing slowly. To the extent the Company's customers experience problems with their payment collections or with their product ordering procedures, the Company's ability to collect payments or receive product orders from its customers could be adversely affected and could have a material adverse effect on the Company's business, liquidity, financial condition and results of operations.

As noted above, the Company plans to have all internal systems Y2K compliant by year-end 1999. The Company believes that other than for its electricity, gas and water services, it is addressing the year 2000 issue and expects that through its actions, year 2000 problems are not reasonably likely to have a material adverse effect on its operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Note 1 of the condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

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

At December 31, 1998, and June 30, 1999, the Company had approximately $42 million outstanding under its Credit Facility, which expires in July 2004. Amounts outstanding under the Credit Facility of approximately $13.3 million at December 31, 1998, and $12.2 million at June 30, 1999, were subject to the Cap Agreement, which expires in October 2002. The Cap Agreement settles quarterly and the cap rate is 8.8%.

For more information on the Cap Agreement, see Notes 1 and 6 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         On October 30, 1998 and December 7, 1998, shareholder suits were filed against the Company, Marshall B. Hunt, William E. Peterson, Jr., Roy C. Mallady, Charles E. Adair, and Mark A. Jewett. An amended consolidated complaint, filed on March 8, 1999, added as a defendant Cordova Capital Partners LP - Enhanced Appreciation, one of the Company's institutional investors. The two lead plaintiffs are Daniel E. Herlihy and Thomas L. O'Hara, Jr., and the other named plaintiff is Jack Edery. The amended consolidated complaint, which is pending in the U.S. District Court for the Northern District of Georgia (Atlanta Division), seeks class certification and rescissory and/or compensatory damages as well as expenses of litigation. The complaint alleges that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. The defendants filed a motion to dismiss on April 7, 1999 on which the Court has not yet ruled. Although the Company believes the suit is without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company's Annual Meeting of Shareholders was held on May 12, 1999.
(b)      Not applicable.
(c)      The following proposals were adopted by the shareholders of the
         Company:

         (i)      The election of two Directors.

                  The vote on the above was:

                                                        For           Withhold Authority
                                                     ----------       ------------------
                           Lynn R. Detlor            11,553,004             17,160
                           Charles E. Adair          11,553,004             17,160

         (ii)     A proposal to ratify the appointment of
                  PricewaterhouseCoopers LLP as the Company's independent auditors for 1999.

                  The vote of the above proposal was:

                                 For                  11,445,014
                                 Against                 118,550
                                 Abstained                 6,600

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number    Description
                  -----------
10.1              Employment Agreement, dated as of May 12, 1999 by and between the Company and Walter J. Fritschner

10.2              Amendment, dated as of June 29, 1999, to the Employment
                  Agreement, dated as of April 3, 1998, by and between the Company and Marshall B. Hunt

10.3              Amendment, dated as of June 29, 1999, to the Employment
                  Agreement, dated as of April 3, 1998, by and between the Company and William E. Peterson, Jr.

27.1              Financial Data Schedule (for SEC filing purposes only)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                         HORIZON MEDICAL PRODUCTS, INC.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HORIZON MEDICAL PRODUCTS, INC.
                                          (Registrant)


August 13, 1999                           /s/ Walter J. Fritschner
---------------                           --------------------------------------
                                          Senior Vice-President and
                                          Chief Financial Officer
                                           (Principal Accounting Officer and
                                           Duly Authorized Officer)