Form 10-Q
period 1999-09-30
HORIZON MEDICAL PRODUCTS INC
filed 1999-11-15
CIK 1052958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24025
                                               ---------

                         HORIZON MEDICAL PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

           Georgia                                                    58-1882343
------------------------------                                        ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Horizon Way
P.O. Box 627
Manchester, Georgia                                                       31816
-------------------                                                       -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 706-846-3126
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

                                    Yes [X]   No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 12, 1999, was 13,366,278.

                         HORIZON MEDICAL PRODUCTS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX



PART I.  FINANCIAL INFORMATION

         ITEM 1.      Financial Statements................................................................ 3

                      Interim Condensed Consolidated Balance Sheets....................................... 4

                      Interim Condensed Consolidated Statements of Operations............................. 5 & 6

                      Interim Condensed Consolidated Statements of Cash Flows............................. 7

                      Notes to Interim Condensed Consolidated Financial Statements........................ 8

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations............................................................... 17

         ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk.......................... 22

PART II.   OTHER INFORMATION

         ITEM 1.      Legal Proceedings................................................................... 23

         ITEM 5.      Other Information................................................................... 23

         ITEM 6.      Exhibits and Reports on Form 8-K.................................................... 24

         SIGNATURE........................................................................................ 25

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

                  Interim Condensed Consolidated Balance Sheets at September 30, 1999 and December 31, 1998 (audited).

                  Interim Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and September 30, 1998.

                  Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998.

                  Notes to Interim Condensed Consolidated Financial Statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,             December 31,
                                                                                             1999                      1998
                                                                                        -------------             -------------
                                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................................            $     700,856             $   6,232,215
    Account receivable - trade, net ........................................               18,079,483                16,925,487
    Inventories ............................................................               22,437,720                19,358,423
    Prepaid expenses and other current assets ..............................                1,050,053                 1,636,779
    Income tax receivable...................................................                   99,692                         0
    Deferred taxes .........................................................                  582,346                   582,346
                                                                                        -------------             -------------
       Total current assets ................................................               42,950,150                44,735,250
Property and equipment, net ................................................                3,779,663                 4,043,200
Intangible assets, net .....................................................               55,484,531                55,494,414
Deferred taxes .............................................................                  116,970                   116,970
Other assets ...............................................................                  209,838                   247,279
                                                                                        -------------             -------------
       Total assets ........................................................            $ 102,541,152             $ 104,637,113
                                                                                        =============             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable - trade ...............................................            $   5,602,543             $   9,775,420
    Accrued salaries and commissions .......................................                  256,619                   257,341
    Accrued royalties ......................................................                  153,816                   127,375
    Accrued interest .......................................................                  435,237                   318,476
    Accrued acquisition liabilities ........................................                  200,370                   165,058
    Other accrued expenses .................................................                  733,397                 1,248,158
    Income taxes payable ...................................................                        0                 1,343,473
    Current portion of long-term debt ......................................                4,337,417                 2,733,138
                                                                                        -------------             -------------
       Total current liabilities ...........................................               11,719,399                15,968,439
Long-term debt, net of current portion .....................................               46,941,215                47,073,716
Other liabilities ..........................................................                  163,532                   164,152
                                                                                        -------------             -------------
       Total liabilities ...................................................               58,824,146                63,206,307
                                                                                        -------------             -------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value per share; 5,000,000 shares authorized,
       none issued and outstanding .........................................                       --                        --
    Common stock, $.001 par value per share; 50,000,000 shares authorized,
       13,366,278 shares issued and outstanding in 1999 and 1998 ...........                   13,366                    13,366
    Additional paid-in capital .............................................               51,826,125                51,826,125
    Shareholders' notes receivable .........................................                 (445,768)                 (425,553)
    Accumulated deficit ....................................................               (7,676,717)               (9,983,132)
                                                                                        -------------             -------------
       Total shareholders' equity ..........................................               43,717,006                41,430,806
                                                                                        -------------             -------------
       Total liabilities and shareholders' equity ..........................            $ 102,541,152             $ 104,637,113
                                                                                        =============             =============

         The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended
                                                                               September 30,
                                                                       1999                     1998
                                                                   ------------             ------------
                                                                    (Unaudited)             (Unaudited)


Net sales .............................................            $ 18,841,653             $  8,063,774
Cost of goods sold ....................................              11,488,565                3,484,947
                                                                   ------------             ------------
Gross profit ..........................................               7,353,088                4,578,827
Selling, general and administrative expenses ..........               5,400,567                3,243,535
                                                                   ------------             ------------

Operating income ......................................               1,952,521                1,335,292
                                                                   ------------             ------------
Other income (expense):
    Interest expense ..................................              (1,057,490)                 (29,586)
    Other income ......................................                  16,354                   10,762
                                                                   ------------             ------------
                                                                     (1,041,136)                 (18,824)
                                                                   ------------             ------------
    Income before income taxes ........................                 911,385                1,316,468
Income tax expense ....................................                (430,000)                (576,601)
                                                                   ------------             ------------
Net income ............................................            $    481,385             $    739,867
                                                                   ============             ============


Net income per share - basic and diluted ..............            $       0.04             $       0.06
                                                                   ============             ============

Weighted average common shares outstanding - basic ....              13,366,278               13,366,278
                                                                   ============             ============
Weighted average common shares outstanding - diluted ..              13,369,006               13,366,278
                                                                   ============             ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    1999                   1998
                                                                                ------------           ------------
                                                                                 (Unaudited)            (Unaudited)

Net sales ............................................................          $ 57,158,169           $ 21,631,333
Cost of goods sold ...................................................            35,018,032              8,518,170
                                                                                ------------           ------------
Gross profit .........................................................            22,140,137             13,113,163
Selling, general and administrative expenses .........................            15,092,980              8,645,532
                                                                                ------------           ------------

Operating income .....................................................             7,047,157              4,467,631
                                                                                ------------           ------------
Other income (expense):
    Interest expense .................................................            (3,013,562)            (2,270,905)
    Other income .....................................................                70,573                 33,038
                                                                                ------------           ------------
                                                                                  (2,942,989)            (2,237,867)
    Income before income taxes and extraordinary items ...............             4,104,168              2,229,764
Income tax expense ...................................................            (1,797,753)            (1,466,674)
                                                                                ------------           ------------
    Income before extraordinary items ................................             2,306,415                763,090
Extraordinary gain on early extinguishment of put feature ............                    --              1,100,000

Extraordinary loss on early extinguishments of debt, net of income
    tax benefit of $53,330 ...........................................                    --                (83,414)
                                                                                ------------           ------------
Net income ...........................................................          $  2,306,415           $  1,779,676
                                                                                ============           ============

Net income per share before extraordinary items - basic and diluted ..          $       0.17           $       0.06
                                                                                ============           ============

Net income per share - basic and diluted .............................          $       0.17           $       0.15
                                                                                ============           ============

Weighted average common shares outstanding - basic ...................            13,366,278             11,789,682
                                                                                ============           ============
Weighted average common shares outstanding - diluted .................            13,369,606             12,089,893
                                                                                ============           ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                          1999                   1998
                                                                                       -----------           ------------
                                                                                       (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................          $ 2,306,415           $  1,779,676
                                                                                       -----------           ------------
Adjustments to reconcile net income to net cash used in operating activities:
           Extraordinary gain on early extinguishment of put feature ........                   --             (1,100,000)
           Depreciation .....................................................              569,120                306,047
           Amortization .....................................................            2,160,962              1,140,429
           Amortization of discount .........................................                   --              1,985,559
           Non-cash officer compensation ....................................                   --                 91,250
           Non-cash consulting expense ......................................                   --                657,256
           (Increase) decrease in operating assets:
                Accounts receivable .........................................           (1,153,996)            (4,197,591)
                Inventories .................................................           (3,118,678)            (2,017,845)
                Prepaid expenses and other assets ...........................              739,355               (173,535)
                Income tax receivable........................................              (99,692)                    --
           Increase (decrease) in operating liabilities:
                Accounts payable - trade ....................................           (4,172,877)               867,712
                Income taxes payable ........................................           (1,343,473)               826,315
                Accrued expenses and other liabilities ......................             (608,512)              (751,227)
                                                                                       -----------           ------------
           Net cash used in operating activities ............................           (4,721,376)              (585,954)
                                                                                       -----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ........................................................             (331,628)            (1,377,869)
Cash paid for acquisitions ..................................................                   --            (28,412,561)
Change in non-operating assets ..............................................              (56,893)              (646,507)
                                                                                       -----------           ------------
           Net cash used in investing activities ............................             (388,521)           (30,436,937)
                                                                                       -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs ............................................................              (69,353)              (283,582)
Principal payments on long-term debt ........................................             (331,894)           (29,749,788)
Proceeds from issuance of long-term debt ....................................                   --             19,000,000
Proceeds from initial public offering, net of offering costs ................                   --             39,949,590
Proceeds from the exercise of stock warrants ................................                   --                     83
Notes receivable - shareholders .............................................              (20,215)                    --
                                                                                       -----------           ------------
       Net cash (used in) provided by financing activities ..................             (421,462)            28,916,303
                                                                                       -----------           ------------
       Net decrease in cash and cash equivalents ............................           (5,531,359)            (2,106,588)
Cash and cash equivalents, beginning of period ..............................            6,232,215              2,893,924
                                                                                       -----------           ------------

Cash and cash equivalents, end of period ....................................          $   700,856           $    787,336
                                                                                       ===========           ============

         The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES The interim condensed consolidated balance sheet of Horizon Medical Products, Inc. (the "Company") at December 31, 1998 has been derived from the Company's audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and instructions to Form 10-Q. The interim condensed consolidated financial statements at September 30, 1999, and for the three months and nine months ended September 30, 1999 and 1998 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998, including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. The Company adopted SFAS No. 130 in 1998, and for the three months and nine months ended September 30, 1999 and 1998, there were no differences between net income and comprehensive income.

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

2.       INVENTORIES

         A summary of inventories is as follows:

                                                      September 30,          December 31,
                                                          1999                   1998
                                                      ------------           ------------
         Raw materials .....................          $  7,717,977           $  5,336,210
         Work in process ...................             2,863,379              1,984,133
         Finished goods ....................            12,783,833             12,797,898
                                                      ------------           ------------
                                                        23,365,189             20,118,241
         Less inventory reserves ...........              (927,469)              (759,818)
                                                      ------------           ------------
                                                      $ 22,437,720           $ 19,358,423
                                                      ============           ============

3.       INITIAL PUBLIC OFFERING

         On April 20, 1998, the Company completed an initial public offering (the "Offering") of 3,473,000 shares of common stock at $14.50 per share. The Offering included 2,600,000 shares of common stock issued by the Company and 873,000 shares sold by a group of selling shareholders. Subsequently the underwriters of the Offering exercised their option to purchase 520,950 shares of common stock at $14.50 per share to cover over-allotments. Total proceeds to the Company after underwriters' discounts and commissions and other offering costs were $39,949,590 through September 30, 1998. Subsequent to September 30, 1998, the Company recognized additional offering costs of $38,878, which reduced the Company's total net proceeds from the Offering to $39,910,712.

4.       EARNINGS PER SHARE

         A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:

                                For the Three Months Ended September 30, 1999    For the Nine Months Ended September 30, 1999
                                ---------------------------------------------    --------------------------------------------
                                      Income       Shares     Per-share               Income        Shares      Per-share
                                     Numerator  Denominator     Amount              Numerator    Denominator      Amount
                                     ---------  -----------     ------              ---------    -----------      ------
Basic EPS .......................    $481,385    13,366,278    $   0.04             $2,306,415    13,366,278    $      .17
                                                               ========                                         ==========
Effect of Dilutive Securities ...          --         2,728                                 --         3,328
                                     --------    ----------                         ----------    ----------
Diluted EPS .....................    $481,385    13,369,006    $   0.04             $2,306,415    13,369,606    $      .17
                                     ========    ==========    ========             ==========    ==========    ==========



                                For the Three Months Ended September 30, 1998    For the Nine Months Ended September 30, 1998
                                ---------------------------------------------    --------------------------------------------
                                      Income       Shares     Per-share               Income        Shares      Per-share
                                     Numerator  Denominator     Amount              Numerator    Denominator      Amount
                                     ---------  -----------     ------              ---------    -----------      ------

Basic EPS .........................  $739,867    13,366,278    $   0.06             $1,779,676    11,789,682    $      .15
                                                               ========                                         ==========
Effect of Dilutive Securities .....        --            --                                 --       300,211
                                     --------    ----------                         ----------    ----------
Diluted EPS .......................  $739,867    13,366,278    $   0.06             $1,779,676    12,089,893    $      .15
                                     ========    ==========    ========             ==========    ==========    ==========

         The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $4.34 for the three months ended September 30, 1999 and $5.58 for the nine months ended September 30, 1999.

         Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive. There were 297,481 options outstanding for the three months ended September 30, 1999 and 263,350 options outstanding for the nine months ended September 30, 1999 that expire in 2008 and 2009, with exercise prices ranging from $5.75 to $ 15.50, that were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the three and nine months ended September 30, 1999.

         The EPS impact of the extraordinary items for the nine months ended September 30, 1998 was $.09.

5.       ACQUISITIONS

         On May 19, 1998, the Company completed the purchase of certain assets used in the manufacture and sale of the port product line of Ideas for Medicine, Inc. (the "IFM Port Line"), a wholly-owned subsidiary of CryoLife, Inc. for approximately $100,000 in cash and a note payable in the amount of $482,110 (which is supported by a standby letter of credit that is due in November 1999). The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of IFM based on their estimated fair values at the date of acquisition. Operating results of IFM since May 19, 1998 are included in the Company's interim condensed consolidated financial statements.

         On June 2, 1998, the Company completed the purchase of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. ("Norfolk") for $7,440,000 in cash and $1,860,000 in cash placed in escrow, which was released upon the successful transition by the seller of the acquired manufacturing line to Manchester, Georgia. The full amount of the escrowed cash was released prior to September 30, 1999. The Company accounted for the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets of Norfolk based on their estimated fair values at the date of acquisition. Operating results of Norfolk since June 2, 1998 are included in the Company's interim condensed consolidated financial statements.

         Effective September 1, 1998, the Company completed the purchase of the net assets of Columbia Vital Systems, Inc. ("CVS") for $4 million in cash and a note payable of $225,000 due in September 2000. In addition, the purchase agreement provides for an increase in the purchase price of up to $4 million if CVS meets certain criteria over a two-year period. Any additional payments will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. Those criteria have not been met during the first year and, therefore, no additional purchase price has been recorded by the Company. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of CVS based upon their estimated fair values at the date of acquisition. Operating results of CVS since September 1, 1998 are included in the Company's interim condensed consolidated financial statements.

         On September 30, 1998, the Company completed the purchase of the net assets (other than ports) of Ideas for Medicine, Inc. ("IFM"), a wholly owned subsidiary of CryoLife, Inc., for $15 million in cash. Through this acquisition and the acquisition of the IFM Port Line, the Company has purchased substantially all of the operations of IFM. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of IFM based on their estimated fair values at the date of acquisition. Operating results of IFM since September 30,1998, are included in the Company's interim condensed consolidated financial statements.

         Effective October 15, 1998, the Company completed the purchase of the outstanding stock of Stepic Corporation ("Stepic") for $8 million in cash and a note payable for $7.2 million over a three year period (which is supported by standby letters of credit). In addition, the Company agreed to pay the shareholders of Stepic up to an additional $4.8 million upon the successful achievement of certain specified future earnings targets by Stepic. Any additional payments will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. During the nine months ended September 30, 1999, the Company recorded additional purchase price of $1.6 million, representing the Company's estimated contingent payment for the first anniversary year ending October 31, 1999 (see Note 7). The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of Stepic based upon their estimated fair values at the date of acquisition.

         The following unaudited pro forma summary for the nine months ended September 30, 1998 combines the results of the Company with the acquisition of the Port Business of Norfolk and the acquisition of the net assets of CVS, IFM and Stepic, as if the acquisitions had occurred at the beginning of 1998.

         Certain adjustments, including interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1998, or of results, which may occur in the future.

                                                      Nine Months Ended
                                                      September 30, 1998
                                                      ------------------
         Sales .......................................    $64,985,000
         Net income ..................................    $ 1,430,000
         Net income per share - basic and diluted ....    $       .12

         Pro forma earnings per share was calculated by dividing pro forma net income by the weighted average shares outstanding of 11,789,682 and 12,089,893 for basic and diluted earnings per share, respectively.

6.       EXTRAORDINARY ITEMS

         Effective January 29, 1998, NationsCredit, the Company's lender, agreed to the extinguishment of the put feature related to the warrants issued by the Company to NationsCredit in July 1997. As a result of this extinguishment in the first quarter of 1998, the Company recorded an extraordinary gain of $1.1 million, and the net recorded value of the warrant of $9.9 million was reclassified to additional paid-in capital.

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

         On October 20, 1999, the United States District Court for the Northern District of Georgia (Atlanta Division) dismissed the consolidated shareholder class action lawsuits that were pending against the Company, Marshall B. Hunt, William E. Peterson, Jr., Roy C. Mallady, Charles E. Adair, Mark A. Jewett, and Cordova Capital Partners LP - Enhanced Appreciation, one of the Company's institutional investors. The lawsuits, filed on October 30, 1998 and December 7, 1998, and consolidated in an amended complaint on March 8, 1999, sought class certification and rescissory and/or compensatory damages as well as expenses of litigation. The complaint alleged that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. In dismissing the suits, the Court held that the plaintiffs failed to state an actionable claim of material misrepresentation under the federal securities laws because the prospectus contained ample and meaningful cautionary language specifically directed to the substance of the plaintiffs' alleged misstatements. The plaintiffs have thirty days from the date of the dismissal in which to file a notice of appeal, and the outcome of the matter cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is subject to numerous federal, state and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the interim condensed consolidated financial statements.

         The Company is continuing negotiations with its lender and others for either an increase in its credit facility or a replacement facility. The Company has violated certain financial covenants of its current credit facility as of September 30, 1999, but has obtained an appropriate waiver of these covenants. This waiver is expressly conditioned on the Company's engaging an investment banking institution within thirty (30) days to raise junior capital in an amount of at least $10,000,000, and the Company and each party to the credit facility agreeing in the waiver that from the date of the waiver, no lender shall have any further obligation to make Loans pursuant to the terms and conditions of the Credit Agreement except as agreed by such lender in its good faith discretion. Should the Company not be successful in modifying its current credit facility, it may again violate certain financial covenants of the credit facility at the end of the fourth quarter 1999. Should this violation occur and not be waived by the lender or should a modification of the covenants not be obtained from the lender, there could be a material adverse effect on the Company's business, consolidated financial condition and results of operations.

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

         On June 22, 1999, IFM notified the Company that the Company was in breach of the Manufacturing Agreement. IFM notified the Company that the Company was in violation of the payment provision contained in the Manufacturing Agreement, which calls for the Company to pay amounts due to IFM within 45 days of the date of each invoice. The total accounts payable due to IFM under the Manufacturing Agreement at September 30, 1999 was approximately $1.8 million. Additionally, IFM notified the Company that the Company was in violation of the Manufacturing Agreement due to the nonpayment of interest related to such past due accounts payable. In addition, IFM notified the Company that the Company was in breach for failing to provide a production schedule at the end of the first six months of the term of the Manufacturing Agreement and on a monthly basis thereafter. Finally, IFM notified the Company that the Company was in breach for the failure to provide packaging and labeling.

         The Company is in default under the Manufacturing Agreement. As a result, IFM may terminate the Manufacturing Agreement and may be entitled to receive an amount equal to (i) the direct costs incurred by IFM for all purchase orders committed for raw materials and components,
         (ii) the direct and indirect costs incurred by IFM for six months after such termination for labor utilized in the manufacture of the Products, and (iii) the fixed facility costs incurred by IFM in connection with the manufacture of the Products for the remainder of the term of the Manufacturing Agreement.

         The Company has continued to indicate to IFM that it will not be able to meet the minimum purchase requirements outlined in the Manufacturing Agreement, and the Company and IFM are currently in negotiations to revise the Manufacturing Agreement. The parties are currently operating under a verbal modification to the Manufacturing Agreement. Should the Company be unable to revise the Manufacturing Agreement to include acceptable terms or fail to continue to operate under the verbal modification to the Manufacturing Agreement, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's consolidated financial position and disrupt the Company's ability to obtain and sell the Products.

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

         In connection with the Company's October 15, 1998 purchase of Stepic Corporation ("Stepic"), the Company agreed to pay the shareholders of Stepic up to an additional $4.8 million upon the successful achievement of certain specified future earnings targets by Stepic. Any additional purchase payments made under the purchase agreement will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. During the nine months ended September 30, 1999, the Company recorded additional purchase price and a liability of

         $1.6 million, representing the Company's estimated contingent payment for the first anniversary year ending October 31, 1999. Should Stepic's earnings exceed the target amount of $3.9 million for the first anniversary year, the liability will be increased by that amount. The contingent payment is due December 15, 1999 and will be paid from general company funds or funds obtained from the Company's lenders through an increase in or replacement of its current credit facility, a result of continuing negotiations with the lender. Should the Company not obtain an increase in or replacement of its current credit facility, the Company may not have sufficient funds to meet its obligations and, therefore, will be required to negotiate new payment terms with the shareholders of Stepic. Should these negotiations not be successful and should the Company be required to pay the additional purchase payment when due, there could be a material adverse effect on the Company's business, consolidated financial condition and results of operations.

8.       SEGMENT INFORMATION

         Since the acquisitions of Columbia Vital Systems, Inc. ("CVS") and Stepic Corporation ("Stepic") in 1998, the Company operates two reportable segments - (1) Manufacturing and (2) Distribution. The manufacturing segment includes products manufactured by the Company as well as products manufactured by third parties on behalf of the Company through manufacturing and supply agreements. Prior to the CVS and Stepic acquisitions, the Company operated as one segment, manufacturing. Thus, segment information as of and for the three and nine months ended September 30, 1998 are not be included in the tables below.

         The Company evaluates the performance of its segments based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for income taxes, are reported on an entity wide basis only.

         The table below presents information about the reported sales (which include intersegment revenues), gross profit (which include intersegment gross profit) and identifiable assets of the Company's segments as of and for the three and nine months ended September 30, 1999.

                                 Three Months Ended                    Nine Months Ended                 As of
                                 September 30, 1999                    September 30, 1999         September 30, 1999
                           ----------------------------         --------------- ------------      ------------------
                                                                                                     Identifiable
                                Sales      Gross Profit             Sales       Gross Profit             Assets
                           -------------   ------------         ------------    ------------         -------------
       Manufacturing ....  $   8,522,132   $  4,964,686         $ 25,069,764    $ 14,797,565         $  66,087,424
       Distribution......     11,168,995      2,424,994           34,355,229       7,465,858            36,341,307
                           -------------   ------------         ------------    ------------         -------------
                            $ 19,691,127   $  7,389,680         $ 59,424,993    $ 22,263,423         $ 102,428,731
                            ============   ============         ============    ============         =============


       A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for the three and nine months ended September 30, 1999 is as follows:

                                                                Three Months Ended       Nine Months Ended
                                                                September 30, 1999       September 30, 1999
                                                                ------------------       ------------------
              Total segment sales ......................           $  19,691,127           $   59,424,993
              Elimination of intersegment sales.........                (849,474)              (2,266,824)
                                                                   -------------           --------------
              Consolidated sales........................           $  18,841,653           $   57,158,169
                                                                   =============           ==============

                                                                Three Months Ended       Nine Months Ended
                                                                September 30, 1999       September 30, 1999
                                                                ------------------       ------------------
              Total segment gross profit ...............          $    7,389,680           $   22,263,423
              Elimination of intersegment gross profit..                 (36,592)                (123,286)
                                                                  --------------           --------------
              Consolidated gross profit.................          $    7,353,088           $   22,140,137
                                                                  ==============           ==============


         A reconciliation of total segment assets to total consolidated assets of the Company as of September 30, 1999 is as follows:

                    Total segment assets ...............................................       $ 102,428,731
                    Elimination of intersegment receivables.............................            (686,587)
                    Assets not allocated to segments ...................................             699,316
                                                                                               -------------
                    Consolidated assets ................................................       $ 102,441,460
                                                                                               =============


         The Company's operations are located in the United States. Thus, substantially all of the Company's assets are located domestically. Sales information, by geographic area, for the three and nine months ended September 30, 1999 and 1998, are as follows:

                                                  Three Months Ended                    Nine Months Ended
                                             September 30,   September 30,        September 30,    September 30,
                                                  1999            1998                1999             1998
                                             -------------   --------------       -------------    -------------

              United States ............     $  17,950,605   $    7,382,572       $  54,003,068    $  19,120,197
              Foreign ..................           891,048          681,202           3,155,101        2,511,136
                                             -------------   --------------       -------------    -------------
                                             $  18,841,653   $    8,063,774       $  57,158,169    $  21,631,333
                                             =============   ==============       =============    =============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Net Sales. Net sales increased 134% to $18.8 million for the third quarter of 1999 from $8.1 million for the third quarter of 1998. This increase is primarily attributable to incremental sales resulting from the 1998 acquisitions of IFM, CVS and Stepic, which represented approximately $11.6 million of total sales for the quarter. The distribution segment was formed as a result of the September 1, 1998 and October 15, 1998 acquisitions of CVS and Stepic, respectively. The allocation of 1999 net sales on a segment basis resulted in net sales of $8.5 million from the manufacturing segment and $11.2 million from the distribution segment, before intersegment eliminations. There were no significant distribution segment sales for the third quarter of 1998.

         Gross Profit. Gross profit increased 60.6% to $7.4 million for the third quarter of 1999 from $4.6 million for the third quarter of 1998. Gross margin decreased to 39.0% in the third quarter of 1999 from 56.8% in the third quarter of 1998. The decrease in gross margin is the result of the distribution segment gross margin of 21.7%, a significantly lower margin than the manufacturing segment margin of 58.3% for the three months ended September 30, 1999. The allocation of gross profit between segments is gross profit of $5.0 million from the manufacturing segment and $2.4 million from the distribution segment, before intersegment eliminations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $2.2 million or 66.5% to approximately $5.4 million for the third quarter of 1999 compared with $3.2 million for the third quarter of 1998. This increase is substantially attributable to expenses incurred in operating the businesses acquired in 1998. SG&A expenses decreased as a percentage of net sales to 28.7% for the third quarter of 1999 from 40.2% for the third quarter of 1998. This decrease is due to the large revenue growth in the third quarter of 1999, a result of the 1998 acquisitions of CVS, IFM and Stepic.

         Interest Expense. Net interest expense increased to approximately $1.1 million in the third quarter of 1999 compared to approximately $29,000 in the third quarter of 1998. The increase in 1999 is due to higher debt outstanding during the third quarter of 1999 compared to the third quarter of 1998. This increase in debt is primarily a result of the 1998 acquisitions.

         Income Tax Expense. Income tax expense decreased to approximately $430,000 for the third quarter of 1999 from approximately $577,000 for the third quarter of 1998. The slight decrease in 1999 was the result of lower taxable income in the third quarter of 1999 compared to the third quarter of 1998 and offset by a higher effective income tax rate in third quarter 1999 compared to third quarter 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Net Sales. Net sales increased 164% to $57.2 million for the nine months ended September 30, 1999, from $21.6 million for the same period in 1998. This increase is attributable to the additional revenue resulting from the 1998 acquisitions of IFM, CVS and Stepic, which represented an increase of approximately $39.1 million. The distribution segment was formed as a result of the September 1, 1998 and October 15, 1998 acquisitions of CVS and Stepic, respectively. The allocation of 1999 net sales on a segment basis resulted in net sales of $25.1 million from the manufacturing segment and $34.4 million from the distribution segment, before intersegment eliminations. There were no significant distribution segment sales for the nine months ended September 30, 1998.

         Gross Profit. Gross profit increased 68.8% to $22.1 million for the nine months ended September 30, 1999 from $13.1 million for the same period in 1998. Gross margin decreased to 38.7% in 1999 from 60.6% in 1998. The decrease in gross margin is the result of the distribution segment gross margin of 21.7%, a significantly lower margin than the manufacturing segment margin of 59.0% for the nine months ended September 30, 1999. The allocation of gross profit between segments is $14.8 million for the manufacturing segment and $7.5 million for the distribution segment, before intersegment eliminations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $6.4 million to $15.1 million for the nine months ended September 30, 1999 compared to $8.7 million for the same period in 1998. The majority of the increase is due to the additional expenses incurred in operating the businesses acquired in 1998. SG&A expenses decreased as a percentage of net sales to 26.4% for the nine months ended September 30, 1999 from 40.0% for the same period in 1998. The decrease is due to the substantial revenue growth from period to period.

         Interest Expense. Net interest expense increased approximately $743,000 to $3.0 million for the nine months ended September 30, 1999 compared to $2.3 million for the nine months ended September 30, 1998. The higher interest expense in 1999 is attributable to higher debt outstanding for the nine months ended September 30, 1999.

         Income Tax Expense. Income taxes increased approximately $331,000 to $1.8 million for the nine months ended September 30, 1999 from approximately $1.5 million for the same period in 1998. This increase is attributable to the Company generating higher taxable income in 1999 as compared to 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $ 4,721,376 for the nine months ended September 30, 1999 compared with $ 585,954 for the nine months ended September 30, 1998. The increase in cash used in operations during 1999 was primarily attributable to the reduction of accounts payable and income taxes payable.

Net cash used in investing activities was $388,521 in 1999 compared to $30,436,937 in 1998. Substantially all of the investing activities in 1999 were for capital expenditures for the Company's facilities. The investing activities in 1998 primarily consisted of cash paid for the acquisitions of Norfolk, CVS and IFM of $28.4 million and for capital expenditures for the Company's facilities of approximately $1.4 million.

Net cash provided by (used in) financing activities was ($421,462) in 1999 compared to $28,916,303 in 1998. Financing activities in 1999 consisted primarily of principal payments on outstanding debt. The primary source of cash in financing activities in 1998 was the Company's initial public offering of its common stock, which generated approximately $40 million of net proceeds to the Company as well as proceeds of $19 million from the issuance of long-term debt for payment of the 1998 acquisitions of CVS and IFM. Approximately $28 million of the IPO proceeds was used to repay debt in 1998.

As discussed more fully in Note 6 of the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998, in May 1998, the Company entered into a $50 million amended and restated credit facility with NationsCredit to be used for working capital purposes and to fund future acquisitions. The Company is negotiating with its lenders and others for either an increase in its credit facility or a replacement facility which, together with its cash flows from operations the Company believes will be sufficient to satisfy its future working capital and capital expenditure requirements. Should an increase in its credit facility, or a replacement facility not be obtained, the Company may have difficulty in meeting the IFM and Stepic obligations as discussed in further detail in Note 7 of the Company's interim condensed consolidated financial statements contained elsewhere in this Form 10-Q. The Company violated certain financial covenants of its current credit facility as of September 30, 1999, but has obtained an appropriate waiver of these covenants. This waiver is expressly conditioned on the Company's engaging an investment banking institution within thirty (30) days to raise junior capital in an amount of at least $10,000,000, and the Company and each party to the credit facility agreeing in the waiver that from the date of the waiver, no lender shall have any further obligation to make Loans pursuant to the terms and conditions of the Credit Agreement except as agreed by such lender in its good faith discretion. Should the Company not be successful in modifying its current credit facility, it may again violate certain financial covenants of the credit facility at the end of the fourth quarter 1999. Should this violation occur and waivers not be obtained or should a modification of the covenants not be obtained from the lender, there could be a material adverse effect on the Company's business, consolidated financial condition and results of operations.

The Company is continuing negotiations to resolve the violations of its Manufacturing Agreement with IFM dated September 30, 1998. The Company was notified on June 22, 1999 by IFM that it was in breach of the Manufacturing Agreement for certain violations as discussed in further detail in Note 7 of the Company's interim condensed consolidated financial statements contained elsewhere in this Form 10-Q.

The Company and IFM are currently operating under a verbal modification to the Manufacturing Agreement. Should the Company be unable to revise the Manufacturing Agreement to include acceptable terms or fail to continue to operate under the verbal modification to the Manufacturing Agreement, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's business, consolidated financial condition and results of operations.

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

The Company has identified and is in the process of correcting Y2K problems within its internal information systems. This includes a change in server operating systems, new financial system software and all related hardware. These changes are currently scheduled to be completed, operational, and compliant by November 30, 1999.

The implementation of the new computer systems described above was planned and is considered part of the Company's normal business. The Company does not track its internal costs incurred related to Y2K; these costs however, to date, consist primarily of the related payroll costs of its information systems group and certain other employees and are not material.

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

The Company's Medical Device Reporting software has been upgraded to comply with FDA Year 2000 requirements. The upgrade also complies with International Regulatory Affairs Year 2000 requirements.

The Company is currently in the process of evaluating all suppliers for Y2K readiness. As of September 30, 1999 the results are as follows: 64% responded, 49% of those responding are Y2K compliant, 13.8% are addressing Y2K issues and 37.2% have yet to respond. If critical suppliers are found to be not compliant or have no contingency plans in place, the Company will make positive efforts to obtain backup suppliers to ensure an uninterrupted flow of product. The Company, however, will not have a contingency plan for a supplier's failure to deliver electricity, gas or water services.

According to recent reports, the healthcare industry lags other industries in Y2K preparedness. The reports indicate that the progress of health claims billing systems of third party payers is progressing slowly. To the extent the Company's customers experience problems with their payment collections or with their product ordering procedures, the Company's ability to collect payments or receive product orders from its customers could be adversely affected and could have a material adverse effect on the Company's business, liquidity, consolidated financial condition and results of operations.

As noted above, the Company plans to have all internal systems Y2K compliant by year-end 1999. The Company believes that other than for its electricity, gas and water services, it is addressing the year 2000 issue and expects that through its actions, year 2000 problems are not reasonably likely to have a material adverse effect on its operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

Certain statements and information included herein may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Act of 1934 as amended by the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed, implied or contemplated by such forward-looking statements. Such factors include, among other things, the timing of future acquisitions; the ability to integrate acquired businesses; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; the ability to develop and implement operational and financial systems to manage rapidly growing operations; general domestic and international economic and business conditions; changes in federal and state regulations applying to the Company and its operations; competition in the Company's market; the Company's dependence on key personnel; and other factors referenced in the Company's Form 10-K for the year ended December 31, 1998. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

At December 31, 1998, and September 30, 1999, the Company had approximately $42 million outstanding under its Credit Facility, which expires in July 2004. Amounts outstanding under the Credit Facility of approximately $13.3 million at December 31, 1998, and $11.6 million at September 30, 1999, were subject to the Cap Agreement, which expires in October 2002. The Cap Agreement settles quarterly and the cap rate is 8.8%.

For more information on the Cap Agreement, see Notes 1 and 6 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

         On October 20, 1999, the United States District Court for the Northern District of Georgia (Atlanta Division) dismissed the consolidated shareholder class action lawsuits that were pending against the Company, Marshall B. Hunt, William E. Peterson, Jr., Roy C. Mallady, Charles E. Adair, Mark A. Jewett, and Cordova Capital Partners LP - Enhanced Appreciation, one of the Company's institutional investors. The lawsuits, filed on October 30, 1998 and December 7, 1998, and consolidated in an amended complaint on March 8, 1999, sought class certification and rescissory and/or compensatory damages as well as expenses of litigation. The complaint alleged that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. In dismissing the suits, the Court held that the plaintiffs failed to state an actionable claim of material misrepresentation under the federal securities laws because the prospectus contained ample and meaningful cautionary language specifically directed to the substance of the plaintiffs' alleged misstatements. The plaintiffs have thirty days from the date of the dismissal in which to file a notice of appeal, and the outcome of the matter cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 5.   OTHER INFORMATION.

On November 8, 1999, the Common Stock, par value $.001 per share, of the Company began trading on the American Stock Exchange (the "AMEX") under the ticker symbol "HMP." The Company's Common Stock previously traded on the Nasdaq National Market under the ticker symbol "HMPS." The Company was required to move from the Nasdaq National Market due to its failure to meet all of the maintenance requirements for continued listing on the Nasdaq National Market. A copy of the press release announcing the Company's move to the AMEX is attached hereto as Exhibit 99.1 and is incorporated by reference herein.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

       Exhibit Number    Description
       --------------    -----------

       10.1 Severance and Bonus Agreement dated November 12, 1999 between the Company and Michael A. Crouch.

       10.2 Severance and Bonus Agreement dated November 12, 1999 between the Company and Frank D. DeBartola.

       10.3 Severance and Bonus Agreement dated November 12, 1999 between the Company and L. Bruce Maloy.

       10.4 Severance and Bonus Agreement dated November 12, 1999 between the Company and Robert Singer.

       27.1              Financial Data Schedule (for SEC filing purposes only)

       99.1              Press Release dated November 8, 1999


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                         HORIZON MEDICAL PRODUCTS, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HORIZON MEDICAL PRODUCTS, INC.
                                        (Registrant)


November 12, 1999                       /s/ Walter J. Fritschner
-----------------                       ---------------------------------
                                        Senior Vice-President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer and
                                        Duly Authorized Officer)