Form 10-Q/A
period 1999-06-30
HORIZON MEDICAL PRODUCTS INC
filed 2000-03-08
CIK 1052958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24025

                         HORIZON MEDICAL PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

            Georgia                                                   58-1882343
---------------------------------                                     ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Horizon Way
P.O. Box 627
Manchester, Georgia                                                        31816
-------------------                                                        -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 706-846-3126
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

                                   FORM 10-Q/A

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      INDEX


PART I. FINANCIAL INFORMATION

         ITEM 1.      Financial Statements................................................................4

                      Interim Condensed Consolidated Balance Sheets.......................................5

                      Interim Condensed Consolidated Statements of Operations.............................6 & 7

                      Interim Condensed Consolidated Statements of Cash Flows.............................8

                      Notes to Interim Condensed Consolidated Financial Statements........................9

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................17

         ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk..........................23

PART II. OTHER INFORMATION

         ITEM 1.      Legal Proceedings...................................................................24

         ITEM 4.      Submission of Matters to a Vote of Security Holders.................................24

         ITEM 6.      Exhibits and Reports on Form 8-K....................................................25

         SIGNATURE........................................................................................26

          AMENDED FILING OF FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
              JUNE 30, 1999 AND RESTATEMENT OF FINANCIAL STATEMENTS
                                 FOR THIS PERIOD

On February 28, 2000, Horizon Medical Products, Inc., (the "Company") announced that it would restate its interim condensed consolidated financial statements for the three and six months ended June 30, 1999 and the three and nine months ended September 30, 1999. During the fourth quarter and during the process of closing the accounting records and reconciling the inventory for the fiscal year ending December 31, 1999, certain facts became known indicating errors had been made related to previous periods in the inventory valuation and the recognition of cost of goods sold.

This Quarterly Report on Form 10-Q/A amends Item 1, FINANCIAL STATEMENTS and
Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, specifically the paragraphs "Gross Profit" and "Income Tax Expense," of the Company's Quarterly Report on Form 10-Q previously filed for the three and six months ended June 30, 1999. Financial statement information and related disclosures included in the amended filing reflect, where appropriate, changes as a result of the restatement. Except as otherwise noted, information contained in this Quarterly Report on Form 10-Q/A is as stated as previously filed with the Securities and Exchange Commission on August 16, 1999. As a result of the restatement, the balance sheet and statement of operations have been restated as indicated in Note 9 to the Interim Condensed Consolidated Financial Statements. The restatement had no effect on total cash used in operations or aggregate cash flows for the periods presented.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q/A (unaudited):

                  Interim Condensed Consolidated Balance Sheets at June 30, 1999 (restated) and December 31, 1998 (audited).

                  Interim Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999 (restated) and June 30, 1998.

                  Interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 (restated) and June 30, 1998.

                  Notes to Interim Condensed Consolidated Financial Statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,               December 31,
                                                                                          1999                    1998
                                                                                      -------------           -------------
                                                                                      (Unaudited &
                                                                                        Restated)

                                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................................          $   1,127,277           $   6,232,215
    Accounts receivable - trade, net .......................................             17,193,012              16,925,487
    Inventories ............................................................             23,174,638              19,358,423
    Prepaid expenses and other current assets ..............................              1,911,779               1,636,779
    Deferred taxes .........................................................                582,346                 582,346
                                                                                      -------------           -------------
       Total current assets ................................................             43,989,052              44,735,250
Property and equipment, net ................................................              3,938,945               4,043,200
Intangible assets, net .....................................................             55,853,384              55,494,414
Deferred taxes .............................................................                116,970                 116,970
Other assets ...............................................................                222,961                 247,279
                                                                                      -------------           -------------
       Total assets ........................................................          $ 104,121,312           $ 104,637,113
                                                                                      =============           =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable - trade ...............................................          $   8,054,983           $   9,775,420
    Accrued salaries and commissions .......................................                114,149                 257,341
    Accrued royalties ......................................................                168,000                 127,375
    Accrued interest .......................................................                420,885                 318,476
    Accrued acquisition liabilities ........................................                 29,268                 165,058
    Other accrued expenses .................................................                495,239               1,248,158
    Income taxes payable ...................................................                164,680               1,343,473
    Current portion of long-term debt ......................................              4,264,419               2,733,138
                                                                                      -------------           -------------
       Total current liabilities ...........................................             13,711,623              15,968,439
Long-term debt, net of current portion .....................................             47,144,009              47,073,716
Other liabilities ..........................................................                166,594                 164,152
                                                                                      -------------           -------------
       Total liabilities ...................................................             61,022,226              63,206,307
                                                                                      -------------           -------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value per share; 5,000,000 shares authorized,
       none issued and outstanding .........................................                     --                      --
    Common stock, $.001 par value per share; 50,000,000 shares authorized,
       13,366,278 shares issued and outstanding in 1999 and 1998 ...........                 13,366                  13,366
    Additional paid-in capital .............................................             51,826,125              51,826,125
    Shareholders' notes receivable .........................................               (438,956)               (425,553)
    Accumulated deficit ....................................................             (8,301,449)             (9,983,132)
                                                                                      -------------           -------------
       Total shareholders' equity ..........................................             43,099,086              41,430,806
                                                                                      -------------           -------------
       Total liabilities and shareholders' equity ..........................          $ 104,121,312           $ 104,637,113
                                                                                      =============           =============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Three Months Ended
                                                                                                   June 30,
                                                                                          1999                     1998
                                                                                      -------------           -------------
                                                                                      (Unaudited &             (Unaudited)
                                                                                        Restated)

Net sales ..................................................................          $  18,878,176           $   6,858,690
Cost of goods sold .........................................................             11,727,528               2,499,667
                                                                                      -------------           -------------
Gross profit ...............................................................              7,150,648               4,359,023
Selling, general and administrative expenses ...............................              4,849,858               2,439,122
                                                                                      -------------           -------------

Operating income ...........................................................              2,300,790               1,919,901
                                                                                      -------------           -------------
Other income (expense):
    Interest expense .......................................................             (1,043,863)               (299,247)
    Other income ...........................................................                 42,747                  11,138
                                                                                      -------------           -------------
                                                                                         (1,001,116)               (288,109)
                                                                                      -------------           -------------
    Income before income taxes and extraordinary item ......................              1,299,674               1,631,792
Income tax expense .........................................................               (557,284)               (680,719)
                                                                                      -------------           -------------
    Income before extraordinary item .......................................                742,390                 951,073
Extraordinary loss on early extinguishments of debt, net of income
    tax benefit of $53,330 .................................................                     --                 (83,414)
                                                                                      -------------           -------------
Net income .................................................................          $     742,390           $     867,659
                                                                                      =============           =============

Net income per share before extraordinary item - basic and diluted .........          $         .06           $         .08
                                                                                      =============           =============

Net income per share - basic and diluted ...................................          $         .06           $         .07
                                                                                      =============           =============

Weighted average common shares outstanding - basic .........................             13,366,278              12,534,467
                                                                                      =============           =============
Weighted average common shares outstanding - diluted .......................             13,374,749              12,663,129
                                                                                      =============           =============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                          1999                     1998
                                                                                      -------------           -------------
                                                                                      (Unaudited &             (Unaudited)
                                                                                        Restated)

Net sales ..................................................................          $  38,319,517           $  13,567,559
Cost of goods sold .........................................................             23,783,423               5,033,223
                                                                                      -------------           -------------
Gross profit ...............................................................             14,536,094               8,534,336
Selling, general and administrative expenses ...............................              9,692,412               5,401,997
                                                                                      -------------           -------------

Operating income ...........................................................              4,843,682               3,132,339
                                                                                      -------------           -------------
Other income (expense):
    Interest expense .......................................................             (1,956,073)             (2,241,319)
    Other income ...........................................................                 54,220                  22,276
                                                                                      -------------           -------------
                                                                                         (1,901,853)             (2,219,043)
                                                                                      -------------           -------------
    Income before income taxes and extraordinary items .....................              2,941,829                 913,296
Income tax expense .........................................................             (1,260,146)               (890,073)
                                                                                      -------------           -------------
    Income before extraordinary items ......................................              1,681,683                  23,223
Extraordinary gain on early extinguishment of put feature ..................                     --               1,100,000
                                                                                                              -------------
Extraordinary loss on early extinguishments of debt, net of income
    tax benefit of $53,330 .................................................                     --                 (83,414)
                                                                                      -------------           -------------
Net income .................................................................          $   1,681,683           $   1,039,809
                                                                                      =============           =============

Net income per share before extraordinary items - basic and diluted ........          $         .13           $         .00
                                                                                      =============           =============

Net income per share - basic and diluted ...................................          $         .13           $         .09
                                                                                      =============           =============

Weighted average common shares outstanding - basic .........................             13,366,278              10,988,318
                                                                                      =============           =============
Weighted average common shares outstanding - diluted .......................             13,370,769              11,441,123
                                                                                      =============           =============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                      ------------------------------------
                                                                                          1999                     1998
                                                                                      ------------            ------------
                                                                                      (Unaudited &             (Unaudited)
                                                                                        Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................          $  1,681,683            $  1,039,809
                                                                                      ------------            ------------
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
           Extraordinary gain on early extinguishment of put feature .......                    --              (1,100,000)
           Depreciation ....................................................               371,308                 176,960
           Amortization ....................................................             1,361,648                 760,889
           Amortization of discount ........................................                    --               1,985,559
           Non-cash officer compensation ...................................                    --                  91,250
           Non-cash consulting expense .....................................                    --                 657,256
           (Increase) decrease in operating assets:
                Accounts receivable ........................................              (267,525)             (1,925,562)
                Inventories ................................................            (3,816,215)               (476,865)
                Prepaid expenses and other assets ..........................              (135,190)                 (1,803)
           Increase (decrease) in operating liabilities:
                Accounts payable - trade ...................................            (1,720,437)               (286,446)
                Income taxes payable .......................................            (1,178,793)                300,152
                Accrued expenses and other liabilities .....................              (886,425)               (941,022)
                                                                                      ------------            ------------
           Net cash (used in) provided by operating activities .............            (4,589,946)                280,177
                                                                                      ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .......................................................              (212,098)             (1,081,508)
Cash paid for acquisitions .................................................                    --              (9,412,561)
Change in non-operating assets .............................................               (18,652)               (107,932)
                                                                                      ------------            ------------
           Net cash used in investing activities ...........................              (230,750)            (10,602,001)
                                                                                      ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs ...........................................................               (68,741)               (283,582)
Principal payments on long-term debt .......................................              (202,098)            (29,619,307)
Proceeds from initial public offering, net of offering costs ...............                    --              40,160,245
Proceeds from the exercise of stock warrants ...............................                    --                      83
Notes receivable - shareholders ............................................               (13,403)                     --
                                                                                      ------------            ------------
       Net cash (used in) provided by financing activities .................              (284,242)             10,257,439
                                                                                      ------------            ------------
       Net decrease in cash and cash equivalents ...........................            (5,104,938)                (64,385)
Cash and cash equivalents, beginning of period .............................             6,232,215               2,893,924
                                                                                      ------------            ------------

Cash and cash equivalents, end of period ...................................          $  1,127,277            $  2,829,539
                                                                                      ============            ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       The condensed consolidated balance sheet of Horizon Medical Products, Inc. (the "Company") at December 31, 1998 has been derived from the Company's audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and instructions to Form 10-Q. The interim condensed consolidated financial statements at June 30, 1999, and for the three months and six months ended June 30, 1999 and 1998 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998, including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

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

2.     INVENTORIES

       A summary of inventories is as follows:


                                                      June 30,             December 31,
                                                   1999 (Restated)              1998
                                                   ---------------         ------------

         Raw materials ...................          $  7,062,457           $  5,336,210
         Work in process .................             2,616,797              1,984,133
         Finished goods ..................            14,300,781             12,797,898
                                                    ------------           ------------
                                                      23,980,035             20,118,241
         Less inventory reserves .........              (805,397)              (759,818)
                                                    ------------           ------------
                                                    $ 23,174,638           $ 19,358,423
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

4.     EARNINGS PER SHARE

       A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:


                                                  For the Three Months Ended                  For the Six Months Ended
                                                   June 30, 1999 (Restated)                   June 30, 1999 (Restated)
                                           ----------------------------------------  -----------------------------------------
                                             Income         Shares        Per-share    Income         Shares         Per-share
                                           Numerator     Denominator       Amount    Numerator      Denominator        Amount
                                           ---------     -----------      ---------  ----------     -----------      ---------
         Basic EPS ...................      $742,390      13,366,278      $   0.06   $1,681,683      13,366,278      $     .13
                                                                          ========                                   =========
         Effect of Dilutive Securities            --           8,471                         --           4,491
                                            --------      ----------                 ----------      ----------
         Diluted EPS .................      $742,390      13,374,749      $   0.06   $1,681,683      13,370,769      $     .13
                                            ========      ==========      ========   ==========      ==========      =========


                                                 For the Three Months Ended                  For the Six Months Ended
                                                       June 30, 1998                                June 30, 1998
                                           ----------------------------------------  -----------------------------------------
                                            Income          Shares        Per-share   Income          Shares         Per-share
                                           Numerator     Denominator        Amount   Numerator      Denominator        Amount
                                           ---------     -----------      ---------  ----------     -----------      ---------

         Basic EPS ......................   $867,659      12,534,467      $   0.07   $1,039,809      10,988,318      $     .09
                                                                          ========                                   =========
         Effect of Dilutive Securities...         --         128,662                         --         452,805
                                            --------      ----------                 ----------      ----------
         Diluted EPS ....................   $867,659      12,663,129      $   0.07   $1,039,809      11,441,123      $     .09
                                            ========      ==========      ========   ==========      ==========      =========

       The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $6.49 for the three months ended June 30, 1999 and $6.22 for the six months ended June 30, 1999.

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

5.     ACQUISITIONS

       On May 19, 1998, the Company completed the purchase of certain assets used in the manufacture and sale of the port product line of Ideas for Medicine, Inc. (the "IFM Port Line"), a wholly-owned subsidiary of CryoLife, Inc. for approximately $100,000 in cash and a note payable in the amount of $482,110 (which is supported by a standby letter of credit that is due in November 1999). The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of IFM based on their estimated fair values at the date of acquisition. Operating results of IFM since May 19, 1998 are included in the Company's interim condensed consolidated financial statements for the three and six months ended June 30, 1998, but are immaterial.

       On June 2, 1998, the Company consummated the acquisition of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. ("Norfolk"). As consideration for the assets acquired, Horizon (i) paid Norfolk an aggregate of approximately $7.4 million in cash, and (ii) paid approximately $1.9 million in cash into an escrow account. The escrow will be released upon the successful transition by Norfolk of the manufacturing of the Human Product Line to Manchester, Georgia. The Company accounted for the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets of Norfolk based on their estimated fair values at the date of acquisition. Operating results of Norfolk since June 2, 1998 are included in the Company's interim condensed consolidated financial statements for the three and six months ended June 30, 1998.

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


                                                                                            Six Months Ended
                                                                                              June 30, 1998
                                                                                            ----------------
       Sales............................................................................      $ 14,833,000
       Net income ......................................................................      $  1,095,000
       Net income per share - basic and diluted.........................................      $       0.10

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

       On October 30, 1998 and December 7, 1998, shareholder suits were filed against the Company, Marshall B. Hunt, William E. Peterson, Jr., Roy C. Mallady, Charles E. Adair, and Mark A. Jewett. An amended consolidated complaint, filed on March 8, 1999, added as a defendant Cordova Capital Partners LP Enhanced Appreciation, one of the Company's institutional investors. The two lead plaintiffs are Daniel E. Herlihy and Thomas L. O'Hara, Jr., and the other named plaintiff is Jack Edery. The amended consolidated complaint, which is pending in the U.S. District Court for the Northern District of Georgia (Atlanta Division), seeks class certification and rescissory and/or compensatory damages as well as expenses of litigation. The complaint alleges that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. The defendants filed a motion to dismiss on April 7, 1999 on which the Court has not yet ruled. Although the Company believes the suit is without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       The Company is party to license agreements with an individual (the "Licensor") for the right to manufacture and sell dual lumen fistula needles, dual lumen over-the-needle catheters, dual lumen chronic and acute catheters, and other products covered by the Licensor's patents or derived form the Licensor's confidential information. Payments under the agreement vary, depending upon the purchaser, and range from 9% to 15% of the Company's net sales of such licensed products. Such payments shall continue until the expiration date of each corresponding licensed patent covering each product under the agreements.

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

8.     SEGMENT INFORMATION AND MAJOR CUSTOMERS

       Since the acquisitions of Columbia Vital Systems, Inc. ("CVS") and Stepic in 1998, the Company operates two reportable segments - (1) Manufacturing and (2) Distribution. The manufacturing segment includes products manufactured by the Company as well as products manufactured by third parties on behalf of the Company through manufacturing and supply agreements. Prior to the CVS and Stepic acquisitions, the Company operated as one segment, manufacturing. Thus, segment information as of and for the three and six months ended June 30, 1998 will not be included in the tables below.

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


                                 Three Months Ended                  Six Months Ended                    As of
                              June 30, 1999 (Restated)           June 30, 1999 (Restated)       June 30, 1999 (Restated)
                            ----------------------------      -----------------------------    -------------------------
                                                                                                      Identifiable
                               Sales        Gross Profit         Sales         Gross Profit               Assets
                            -----------     ------------      -----------      ------------           ------------

         Manufacturing ...  $ 8,181,081      $ 4,687,432      $16,547,633      $  9,581,924           $ 66,567,650
         Distribution ....   11,309,797        2,351,390       23,186,234         5,040,864             37,237,888
                            -----------      -----------      -----------      ------------           ------------
                            $19,490,878      $ 7,038,822      $39,733,867      $ 14,622,788           $103,805,538
                            ===========      ===========      ===========      ============           ============


       A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for the three and six months ended June 30, 1999 is as follows:


                                                    Three Months Ended      Six Months Ended
                                                      June 30, 1999           June 30, 1999
                                                    ------------------      ----------------
         Total segment sales .................        $ 19,490,878            $ 39,733,867
         Elimination of intersegment sales ...            (612,702)             (1,414,350)
                                                      ------------            ------------
         Consolidated sales ..................        $ 18,878,176            $ 38,319,517
                                                      ============            ============


                                                              Three Months Ended       Six Months Ended
                                                                June 30, 1999            June 30, 1999
                                                                  (Restated)               (Restated)
                                                              ------------------       ----------------
         Total segment gross profit ....................        $  7,038,822            $ 14,622,788
         Elimination of intersegment gross profit ......             111,826                 (86,694)
                                                                ------------            ------------
         Consolidated gross profit .....................        $  7,150,648            $ 14,536,094
                                                                ============            ============

       A reconciliation of total segment assets to total consolidated assets of the Company as of June 30, 1999 (restated) is as follows:

                    Total segment assets ...............................................       $ 103,805,538
                    Elimination of intersegment receivables.............................            (383,542)
                    Assets not allocated to segments ...................................             699,316
                                                                                               -------------
                    Consolidated assets ................................................       $ 104,121,312
                                                                                               =============

       The Company's operations are located in the United States. Thus, substantially all of the Company's assets are located domestically. Sales information by geographic area for the three and six months ended June 30, 1999 and 1998 are as follows:


                                        Three Months Ended                        Six Months Ended
                               June 30, 1999        June 30, 1998        June 30, 1999        June 30, 1998
                               -------------        -------------        -------------        -------------
         United States ...      $17,900,368          $ 6,175,442          $36,055,464          $11,737,625
         Foreign .........          977,808              683,248            2,264,053            1,829,934
                                -----------          -----------          -----------          -----------
                                $18,878,176          $ 6,858,690          $38,319,517          $13,567,559
                                ===========          ===========          ===========          ===========

9.     RESTATEMENT OF PREVIOUSLY REPORTED QUARTERLY INFORMATION

       The Company hereby amends its quarterly report on Form 10-Q for the quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on August 16, 1999, to reflect an adjustment made to previously reported inventory and cost of goods sold. The restatement is necessary due to inventory valuation errors discovered in the fourth quarter relating to previous periods.

       The adjustment results in the following changes to the Company's Interim Condensed Consolidated Balance Sheet and Statement of Operations as of and for the three and six months ended June 30, 1999. The amounts in the table below are in thousands, except per share amounts:


                                             Three Months Ended                 Six Months Ended
                                               June 30, 1999                      June 30, 1999
                                       ------------------------------    ------------------------------
                                       As Originally                     As Originally
                                          Reported        As Restated       Reported        As Restated
                                       -------------      -----------    --------------     -----------

Balance Sheet:
     Inventories                          $ 23,426         $ 23,175         $ 23,426         $ 23,175
     Income Taxes Payable                 $    273         $    165         $    273         $    165
     Shareholders' Equity                 $ 43,242         $ 43,099         $ 43,242         $ 43,099


Statement of Operations:
     Cost of Goods Sold                   $ 11,477         $ 11,728         $ 23,532         $ 23,783
     Income Tax Expense                   $    655         $    557         $  1,368         $  1,260
     Net Income                           $    886         $    742         $  1,825         $  1,682
     Net Income Per Share (basic
     and diluted)                         $    .07         $    .06         $    .14         $    .13

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

         Gross Profit. Gross profit increased 64.0% to $7.2 million for the second quarter of 1999 from $4.4 million for the second quarter of 1998. Gross margin decreased to 37.9% in the second quarter of 1999 from 63.6% in the second quarter of 1998. The decrease in gross margin is the result of the distribution segment gross margin of 20.8%, a significantly lower margin than the manufacturing segment margin of 57.3% for the three months ended June 30, 1999. The allocation of gross profit between segments is gross profit of $4.7 million from the manufacturing segment and $2.4 million from the distribution segment.

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

       Income Tax Expense. Income tax expense decreased to approximately $557 thousand for the second quarter of 1999 from approximately $681 thousand for the second quarter of 1998. The slight decrease in 1999 was the result of lower taxable income in the second quarter of 1999 compared to the second quarter of 1998.

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

         Gross Profit. Gross profit increased 70.3% to $14.5 million for the six months ended June 30, 1999 from $8.5 million for the same period of 1998. Gross margin decreased to 37.9% in 1999 from 62.9% for the same period in 1998. The decrease in gross margin is the result of the distribution segment gross margin of 21.7%, a significantly lower margin than the manufacturing segment margin of 57.9% for the six months ended June 30, 1999. The allocation of gross profit between segments is gross profit of $9.6 million from the manufacturing segment and $5.0 million from the distribution segment.

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

       Income Tax Expense. Income taxes increased approximately $370 thousand to $1.3 million for the six months ended June 30, 1999 from approximately $890 thousand for the same period in 1998. This increase is attributable to the Company generating higher taxable income in 1999 as compared to 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was ($4,589,946) for the six months ended June 30, 1999 compared with $280,177 for the six months ended June 30, 1998. The increase in cash used in operations during 1999 was attributable to higher accounts receivable and inventory balances in 1999, as well as the reduction of income taxes payable, accounts payable, certain liabilities related to acquisitions and salary expenses.

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

The Company is currently under negotiations to resolve the violations of its Manufacturing Agreement with IFM dated September 30, 1998. The Company was notified on June 22, 1999 by IFM that it was in breach of the Manufacturing Agreement for certain violations as discussed in further detail in Note 7 of the Company's interim condensed consolidated financial statements contained elsewhere in this Form 10-Q/A. The Company has 60 days from the notification of the default to cure. Should the Company be unable to revise the Manufacturing Agreement or if the default is not cured, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company has identified plant equipment that contains software and microprocessors. Through the process of testing and supplier certification, the Company has found no material Y2K issues with plant equipment used in the manufacturing process of its products.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q/A describes the recently issued accounting standards.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit Number             Description
                           -----------
10.1                       Employment Agreement, dated as of May 12, 1999 by and
                           between the Company and Walter J. Fritschner*

10.2                       Amendment, dated as of June 29, 1999, to the Employment
                           Agreement, dated as of April 3, 1998, by and between the Company and Marshall B. Hunt*

10.3                       Amendment, dated as of June 29, 1999, to the Employment
                           Agreement, dated as of April 3, 1998, by and between the Company and William E. Peterson, Jr.*

27.1                       Financial Data Schedule (restated) (for SEC filing purposes only)

* Previously filed.

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

                                              HORIZON MEDICAL PRODUCTS, INC.
                                              ----------------------------------
                                              (Registrant)


March 8, 2000                                 /s/ Robert M. Dodge
                                              ----------------------------------
                                              Senior Vice-President and
                                              Chief Financial Officer
                                               (Principal Accounting Officer and
                                               Duly Authorized Officer)