Form 10-Q/A
period 1999-09-30
HORIZON MEDICAL PRODUCTS INC
filed 2000-03-08
CIK 1052958

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

                      Interim Condensed Consolidated Balance Sheets.......................................5

                      Interim Condensed Consolidated Statements of Operations.............................6 & 7

                      Interim Condensed Consolidated Statements of Cash Flows.............................8

                      Notes to Interim Condensed Consolidated Financial Statements........................9

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................19

         ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk..........................25

PART II. OTHER INFORMATION

         ITEM 1.      Legal Proceedings...................................................................26

         ITEM 5.      Other Information...................................................................26

         ITEM 6.      Exhibits and Reports on Form 8-K....................................................27

         SIGNATURE........................................................................................28

          AMENDED FILING OF FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
           SEPTEMBER 30, 1999 AND RESTATEMENT OF FINANCIAL STATEMENTS
                                 FOR THIS PERIOD

On February 28, 2000, Horizon Medical Products, Inc., (the "Company") announced that it would restate its interim condensed consolidated financial statements for the three and six months ended June 30, 1999, and the three and nine months ended September 30, 1999. During the fourth quarter and during the process of closing the accounting records and reconciling the inventory for the fiscal year ending December 31, 1999, certain facts became known indicating errors had been made related to previous periods in the inventory valuation and in the recognition of cost of goods sold.

This Quarterly Report on Form 10-Q/A amends Item 1, FINANCIAL STATEMENTS, and
Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, specifically the paragraphs "Gross Profit" and "Income Tax Expense," of the Company's Quarterly Report on Form 10-Q previously filed for the three and nine months ended September 30, 1999. Financial statement information and related disclosures included in the amended filing reflect, where appropriate, changes as a result of the restatement. Except as otherwise noted, information contained in this Quarterly Report on Form 10-Q/A is as stated as previously filed with the Securities and Exchange Commission on November 15, 1999. As a result of the restatement, the balance sheet and statement of operations have been restated as indicated in Note 9 to the Interim Condensed Consolidated Financial Statements. The restatement had no effect on total cash used in operations or aggregate cash flows for the periods presented.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements listed below are included on the following pages of this Report on Form 10-Q/A (unaudited):

                  Interim Condensed Consolidated Balance Sheets at September 30, 1999 (restated) and December 31, 1998 (audited).

                  Interim Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 (restated) and September 30, 1998.

                  Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 (restated) and September 30, 1998.

                  Notes to Interim Condensed Consolidated Financial Statements.

                         HORIZON MEDICAL PRODUCTS, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      September 30,           December 31,
                                                                                          1999                     1998
                                                                                      -------------           -------------
                                                                                      (Unaudited &
                                                                                        Restated)
                                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................................          $     700,856           $   6,232,215
    Accounts receivable - trade, net .......................................             18,079,483              16,925,487
    Inventories ............................................................             21,737,956              19,358,423
    Prepaid expenses and other current assets ..............................              1,050,053               1,636,779
    Income tax receivable ..................................................                419,053                      --
    Deferred taxes .........................................................                582,346                 582,346
                                                                                      -------------           -------------
       Total current assets ................................................             42,569,747              44,735,250
Property and equipment, net ................................................              3,779,663               4,043,200
Intangible assets, net .....................................................             55,484,531              55,494,414
Deferred taxes .............................................................                116,970                 116,970
Other assets ...............................................................                209,838                 247,279
                                                                                      -------------           -------------
       Total assets ........................................................          $ 102,160,749           $ 104,637,113
                                                                                      =============           =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable - trade ...............................................          $   5,602,543           $   9,775,420
    Accrued salaries and commissions .......................................                256,619                 257,341
    Accrued royalties ......................................................                153,816                 127,375
    Accrued interest .......................................................                435,237                 318,476
    Accrued acquisition liabilities ........................................                200,370                 165,058
    Other accrued expenses .................................................                733,397               1,248,158
    Income taxes payable ...................................................                     --               1,343,473
    Current portion of long-term debt ......................................              4,337,417               2,733,138
                                                                                      -------------           -------------
       Total current liabilities ...........................................             11,719,399              15,968,439
Long-term debt, net of current portion .....................................             46,941,215              47,073,716
Other liabilities ..........................................................                163,532                 164,152
                                                                                      -------------           -------------
       Total liabilities ...................................................             58,824,146              63,206,307
                                                                                      -------------           -------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value per share; 5,000,000 shares authorized,
       none issued and outstanding .........................................                     --                      --
    Common stock, $.001 par value per share; 50,000,000 shares authorized,
       13,366,278 shares issued and outstanding in 1999 and 1998 ...........                 13,366                  13,366
    Additional paid-in capital .............................................             51,826,125              51,826,125
    Shareholders' notes receivable .........................................               (445,768)               (425,553)
    Accumulated deficit ....................................................             (8,057,120)             (9,983,132)
                                                                                      -------------           -------------
       Total shareholders' equity ..........................................             43,336,603              41,430,806
                                                                                      -------------           -------------
       Total liabilities and shareholders' equity ..........................          $ 102,160,749           $ 104,637,113
                                                                                      =============           =============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Three Months Ended
                                                                             September 30,
                                                                      1999                    1998
                                                                  ------------           ------------
                                                                  (Unaudited &            (Unaudited)
                                                                    Restated)

Net sales ..............................................          $ 18,841,653           $  8,063,774
Cost of goods sold .....................................            11,937,372              3,484,947
                                                                  ------------           ------------
Gross profit ...........................................             6,904,281              4,578,827
Selling, general and administrative expenses ...........             5,400,567              3,243,535
                                                                  ------------           ------------

Operating income .......................................             1,503,714              1,335,292
                                                                  ------------           ------------
Other income (expense):
    Interest expense ...................................            (1,057,490)               (29,586)
    Other income .......................................                16,354                 10,762
                                                                  ------------           ------------
                                                                    (1,041,136)               (18,824)
                                                                  ------------           ------------
    Income before income taxes .........................               462,578              1,316,468
Income tax expense .....................................              (218,249)              (576,601)
                                                                  ------------           ------------
Net income .............................................          $    244,329           $    739,867
                                                                  ============           ============


Net income per share - basic and diluted ...............          $       0.02           $       0.06
                                                                  ============           ============

Weighted average common shares outstanding - basic .....            13,366,278             13,366,278
                                                                  ============           ============
Weighted average common shares outstanding - diluted ...            13,369,006             13,366,278
                                                                  ============           ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 1999                   1998
                                                                             ------------           ------------
                                                                             (Unaudited &            (Unaudited)
                                                                               Restated)

Net sales .........................................................          $ 57,161,170           $ 21,631,333
Cost of goods sold ................................................            35,720,795              8,518,170
                                                                             ------------           ------------
Gross profit ......................................................            21,440,375             13,113,163
Selling, general and administrative expenses ......................            15,092,979              8,645,532
                                                                             ------------           ------------

Operating income ..................................................             6,347,396              4,467,631
                                                                             ------------           ------------
Other income (expense):
    Interest expense ..............................................            (3,013,562)            (2,270,905)
    Other income ..................................................                70,573                 33,038
                                                                             ------------           ------------
                                                                               (2,942,989)            (2,237,867)
                                                                             ------------           ------------
    Income before income taxes and extraordinary items ............             3,404,407              2,229,764
Income tax expense ................................................            (1,478,395)            (1,466,674)
                                                                             ------------           ------------
    Income before extraordinary items .............................             1,926,012                763,090
Extraordinary gain on early extinguishment of put feature .........                    --              1,100,000
Extraordinary loss on early extinguishments of debt, net of income
    tax benefit of $53,330 ........................................                    --                (83,414)
                                                                             ------------           ------------
Net income ........................................................          $  1,926,012           $  1,779,676
                                                                             ============           ============

Net income per share before extraordinary items - basic and diluted          $       0.14           $       0.06
                                                                             ============           ============

Net income per share - basic and diluted ..........................          $       0.14           $       0.15
                                                                             ============           ============

Weighted average common shares outstanding - basic ................            13,366,278             11,789,682
                                                                             ============           ============
Weighted average common shares outstanding - diluted ..............            13,369,606             12,089,893
                                                                             ============           ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                         HORIZON MEDICAL PRODUCTS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                          1999                     1998
                                                                                       ------------          ------------
                                                                                       (Unaudited &          (Unaudited)
                                                                                        Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................          $  1,926,012          $  1,779,676
                                                                                       ------------          ------------
Adjustments to reconcile net income to net cash used in operating activities:
           Extraordinary gain on early extinguishment of put feature ........                    --            (1,100,000)
           Depreciation .....................................................               569,120               306,047
           Amortization .....................................................             2,160,962             1,140,429
           Amortization of discount .........................................                    --             1,985,559
           Non-cash officer compensation ....................................                    --                91,250
           Non-cash consulting expense ......................................                    --               657,256
           (Increase) decrease in operating assets:
                Accounts receivable .........................................            (1,153,996)           (4,197,591)
                Inventories .................................................            (2,418,914)           (2,017,845)
                Prepaid expenses and other assets ...........................               739,355              (173,535)
                Income tax receivable .......................................              (419,053)                   --
           Increase (decrease) in operating liabilities:
                Accounts payable - trade ....................................            (4,172,877)              867,712
                Income taxes payable ........................................            (1,343,473)              826,315
                Accrued expenses and other liabilities ......................              (608,512)             (751,227)
                                                                                       ------------          ------------
           Net cash used in operating activities ............................            (4,721,376)             (585,954)
                                                                                       ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ........................................................              (331,628)           (1,377,869)
Cash paid for acquisitions ..................................................                    --           (28,412,561)
Change in non-operating assets ..............................................               (56,893)             (646,507)
                                                                                       ------------          ------------
           Net cash used in investing activities ............................              (388,521)          (30,436,937)
                                                                                       ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs ............................................................               (69,353)             (283,582)
Principal payments on long-term debt ........................................              (331,894)          (29,749,788)
Proceeds from issuance of long-term debt ....................................                    --            19,000,000
Proceeds from initial public offering, net of offering costs ................                    --            39,949,590
Proceeds from the exercise of stock warrants ................................                    --                    83
Notes receivable - shareholders .............................................               (20,215)                   --
                                                                                       ------------          ------------
       Net cash (used in) provided by financing activities ..................              (421,462)           28,916,303
                                                                                       ------------          ------------
       Net decrease in cash and cash equivalents ............................            (5,531,359)           (2,106,588)
Cash and cash equivalents, beginning of period ..............................             6,232,215             2,893,924
                                                                                       ------------          ------------

Cash and cash equivalents, end of period ....................................          $    700,856          $    787,336
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

2.     INVENTORIES

       A summary of inventories is as follows:


                                          September 30,          December 31,
                                         1999 (Restated)              1998
                                         ---------------         ------------

         Raw materials .........          $  7,717,977           $  5,336,210
         Work in process .......             2,863,379              1,984,133
         Finished goods ........            12,084,069             12,797,898
                                          ------------           ------------
                                            22,665,425             20,118,241
         Less inventory reserves              (927,469)              (759,818)
                                          ------------           ------------
                                          $ 21,737,956           $ 19,358,423
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

4.     EARNINGS PER SHARE

       A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:


                                                For the Three Months Ended                For the Nine Months Ended
                                               September 30, 1999 (Restated)            September 30, 1999 (Restated)
                                            ------------------------------------  ---------------------------------------
                                              Income      Shares       Per-share    Income         Shares       Per-share
                                            Numerator  Denominator      Amount    Numerator     Denominator       Amount
                                            ---------  -----------     --------   ----------    -----------     ---------
         Basic EPS .......................   $244,329   13,366,278     $   0.02   $1,926,012     13,366,278     $     .14
                                                                       ========                                 =========
         Effect of Dilutive Securities ...         --        2,728                        --          3,328
                                             --------   ----------                ----------     ----------
         Diluted EPS .....................   $244,329   13,369,006     $   0.02   $1,926,012     13,369,606     $     .14
                                             ========   ==========     ========   ==========     ==========     =========



                                                   For the Three Months Ended             For the Nine Months Ended
                                                       September 30, 1998                     September 30, 1998
                                             ----------------------------------- ------------------------------------------
                                              Income        Shares     Per-share    Income         Shares       Per-share
                                             Numerator    Denominator   Amount    Numerator    Denominator        Amount
                                             ---------    -----------  --------- ----------    -----------     -----------
         Basic EPS .......................   $739,867     13,366,278   $   0.06  $1,779,676     11,789,682     $       .15
                                                                       ========                                ===========
         Effect of Dilutive Securities ...         --             --                     --        300,211
                                             --------     ----------             ----------     ----------
         Diluted EPS .....................   $739,867     13,366,278   $   0.06  $1,779,676     12,089,893     $       .15
                                             ========     ==========   ========  ==========     ==========     ===========

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

       Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive. There were 297,481 options outstanding for the three months ended September 30, 1999 and 263,350 options outstanding for the nine months ended September 30, 1999 that expire in 2008 and 2009, with exercise prices ranging from $5.75 to $15.50, that were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the three and nine months ended September 30, 1999.

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

       On September 30, 1998, the Company completed the purchase of the net assets (other than ports) of Ideas for Medicine, Inc. ("IFM"), a wholly owned subsidiary of CryoLife, Inc., for $15 million in cash. Through this acquisition and the acquisition of the IFM Port Line, the Company has purchased substantially all of the operations of IFM. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of IFM based on their estimated fair values at the date of acquisition. Operating results of IFM since September 30, 1998 are included in the Company's interim condensed consolidated financial statements.

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


                                                                                             Nine Months Ended
                                                                                            September 30, 1998
                                                                                            ------------------
       Sales............................................................................       $64,985,000
       Net income ......................................................................       $ 1,430,000
       Net income per share - basic and diluted.........................................       $       .12

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

       The Company is continuing negotiations with its lender and others for either an increase in its credit facility or a replacement facility. The Company has violated certain financial covenants of its current credit facility as of September 30, 1999, but has obtained an appropriate waiver of these covenant violations. This waiver is expressly conditioned on the Company's engaging an investment banking institution within thirty (30) days to raise junior capital in an amount of at least $10,000,000, and the Company and each party to the credit facility agreeing in the waiver that from the date of the waiver, no lender shall have any further obligation to make Loans pursuant to the terms and conditions of the Credit Agreement, except as agreed by such lender in its good faith discretion. Should the Company not be successful in modifying its current credit facility, it may again violate certain financial covenants of the credit facility at the end of the fourth quarter 1999. Should this violation occur and not be waived by the lender or should a modification of the covenants not be obtained from the lender, there could be a material adverse effect on the Company's business, consolidated financial condition and results of operations.

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

       In connection with the Company's October 15, 1998 purchase of Stepic Corporation ("Stepic"), the Company agreed to pay the shareholders of Stepic up to an additional $4.8 million upon the successful achievement of certain specified future earnings targets by Stepic. Any additional purchase payments made under the purchase agreement will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. During the nine months ended September 30, 1999, the Company recorded additional purchase price and a liability of $1.6 million, representing the Company's estimated contingent payment for the first anniversary year ending October 31, 1999. Should Stepic's earnings exceed the target amount of $3.9 million for the first anniversary year, the liability will be increased by that amount. The contingent payment is due December 15, 1999 and will be paid from general company funds or funds obtained from the Company's lenders through an increase in or replacement of its current credit facility, a result of continuing negotiations with the lenders. Should the Company not obtain an increase in or replacement of its current credit facility, the Company may not have sufficient funds to meet its obligations and, therefore, will be required to negotiate new payment terms with the shareholders of Stepic. Should these negotiations not be successful and should the Company be required to pay the additional purchase payment when due, there could be a material adverse effect on the Company's business, consolidated financial condition and results of operations.

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


                              Three Months Ended                       Nine Months Ended                        As of
                         September 30, 1999 (Restated)             September 30, 1999 (Restated)      September 30, 1999 (Restated)
                       --------------------------------          ---------------------------------    ----------------------------
                                                                                                             Identifiable
                          Sales            Gross Profit             Sales             Gross Profit               Assets
                       -----------         ------------          -----------          ------------           ------------
Manufacturing          $ 8,522,132          $ 4,515,879          $25,072,765          $ 14,097,803           $ 65,806,713
Distribution            11,168,995            2,424,994           34,355,229             7,465,858             36,341,307
                       -----------          -----------          -----------          ------------           ------------
                       $19,691,127          $ 6,940,873          $59,427,994          $ 21,563,661           $102,148,020
                       ===========          ===========          ===========          ============           ============


       A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for the three and nine months ended September 30, 1999 is as follows:


                                                      Three Months Ended       Nine Months Ended
                                                      September 30, 1999      September 30, 1999
                                                      ------------------      ------------------
         Total segment sales .................           $ 19,691,127           $ 59,427,994
         Elimination of intersegment sales ...               (849,474)            (2,266,824)
                                                         ------------           ------------
         Consolidated sales ..................           $ 18,841,653           $ 57,161,170
                                                         ============           ============


                                                                Three Months Ended               Nine Months Ended
                                                          September 30, 1999 (Restated)     September 30, 1999 (Restated)
                                                          -----------------------------     ----------------------------
         Total segment gross profit .................              $  6,940,873                     $ 21,563,661
         Elimination of intersegment gross profit ...                   (36,592)                        (123,286)
                                                                   ------------                     ------------
         Consolidated gross profit ..................              $  6,904,281                     $ 21,440,375
                                                                   ============                     ============


       A reconciliation of total segment assets to total consolidated assets of the Company as of September 30, 1999 (restated) is as follows:

                    Total segment assets ...............................................       $ 102,148,020
                    Elimination of intersegment receivables.............................            (686,587)
                    Assets not allocated to segments ...................................             699,316
                                                                                               -------------
                    Consolidated assets ................................................       $ 102,160,749
                                                                                               =============


       The Company's operations are located in the United States. Thus, substantially all of the Company's assets are located domestically. Sales information, by geographic area, for the three and nine months ended September 30, 1999 and 1998, are as follows:


                              Three Months Ended                          Nine Months Ended
                      September 30,        September 30,        September 30,        September 30,
                          1999                 1998                 1999                  1998
                      -------------        -------------        -------------        -------------

United States...       $17,950,605          $ 7,382,572          $54,006,069          $19,120,197
Foreign ........           891,048              681,202            3,155,101            2,511,136
                       -----------          -----------          -----------          -----------
                       $18,841,653          $ 8,063,774          $57,161,170          $21,631,333
                       ===========          ===========          ===========          ===========

9.     RESTATEMENT OF PREVIOUSLY REPORTED QUARTERLY INFORMATION

       The Company hereby amends its quarterly report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 15, 1999, to reflect an adjustment made to previously reported inventory and cost of goods sold. The restatement is necessary due to inventory valuation errors discovered in the fourth quarter relating to previous periods.

       The adjustment results in the following changes to the Company's Interim Condensed Consolidated Balance Sheet and Statement of Operations as of and for the three and nine months ended September 30, 1999. The amounts in the table below are in thousands, except per share amounts:


                                            Three Months Ended                   Nine Months Ended
                                            September 30, 1999                  September 30, 1999
                                      ------------------------------     -----------------------------
                                      As Originally                      As Originally
                                         Reported        As Restated        Reported       As Restated
                                      -------------      -----------     -------------     -----------

Balance Sheet:
     Inventories                          $22,438          $21,738          $22,438          $21,738
     Income Tax Receivable                $   100          $   419          $   100          $   419
     Shareholders' Equity                 $43,717          $43,337          $43,717          $43,337

Statement of Operations:
     Cost of Goods Sold                   $11,489          $11,937          $35,018          $35,721
     Income Tax Expense                   $   430          $   218          $ 1,798          $ 1,478
     Net Income                           $   481          $   244          $ 2,306          $ 1,926
     Net Income Per Share (basic
     and diluted)                         $   .04          $   .02          $   .17          $   .14

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

       Net Sales. Net sales increased 133.7% to $18.8 million for the third quarter of 1999 from $8.1 million for the third quarter of 1998. This increase is primarily attributable to incremental sales resulting from the 1998 acquisitions of IFM, CVS and Stepic, which represented approximately $11.6 million of total sales for the quarter. The distribution segment was formed as a result of the September 1, 1998 and October 15, 1998 acquisitions of CVS and Stepic, respectively. The allocation of 1999 net sales on a segment basis resulted in net sales of $8.5 million from the manufacturing segment and $11.2 million from the distribution segment, before intersegment eliminations. There were no significant distribution segment sales for the third quarter of 1998.

         Gross Profit. Gross profit increased 50.8% to $6.9 million for the third quarter of 1999 from $4.6 million for the third quarter of 1998. Gross margin decreased to 36.6% in the third quarter of 1999 from 56.8% in the third quarter of 1998. The decrease in gross margin is the result of the distribution segment gross margin of 21.7%, a significantly lower margin than the manufacturing segment margin of 53.0% for the three months ended September 30, 1999. The allocation of gross profit between segments is gross profit of $4.5 million from the manufacturing segment and $2.4 million from the distribution segment.

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

       Income Tax Expense. Income tax expense decreased to approximately $218,000 for the third quarter of 1999 from approximately $577,000 for the third quarter of 1998. The slight decrease in 1999 was the result of lower taxable income in the third quarter of 1999 compared to the third quarter of 1998 and offset by a higher effective income tax rate in third quarter 1999 compared to the third quarter 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

       Net Sales. Net sales increased 164.3% to $57.2 million for the nine months ended September 30, 1999, from $21.6 million for the same period in 1998. This increase is attributable to the additional revenue resulting from the 1998 acquisitions of IFM, CVS and Stepic, which represented an increase of approximately $39.1 million. The distribution segment was formed as a result of the September 1, 1998 and October 15, 1998 acquisitions of CVS and Stepic, respectively. The allocation of 1999 net sales on a segment basis resulted in net sales of $25.1 million from the manufacturing segment and $34.4 million from the distribution segment, before intersegment eliminations. There were no significant distribution segment sales for the nine months ended September 30, 1998.

         Gross Profit. Gross profit increased 63.5% to $21.4 million for the nine months ended September 30, 1999 from $13.1 million for the same period of 1998. Gross margin decreased to 37.5% in 1999 from 60.6% for the same period in 1998. The decrease in gross margin is the result of the distribution segment gross margin of 21.7%, a significantly lower margin than the manufacturing segment margin of 56.2% for the nine months ended September 30, 1999. The allocation of gross profit between segments is gross profit of $14.1 million from the manufacturing segment and $7.5 million from the distribution segment.

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

       Income Tax Expense. Income taxes increased approximately $12,000 to approximately $1.5 million for the nine months ended September 30, 1999 from approximately $1.5 million for the same period in 1998. This slight increase is attributable to the Company generating higher taxable income in 1999 as compared to 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,721,376 for the nine months ended September 30, 1999 compared with $585,954 for the nine months ended September 30, 1998. The increase in cash used in operations during 1999 was primarily attributable to the reduction of accounts payable and income taxes payable.

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

As discussed more fully in Note 6 of the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998, in May 1998, the Company entered into a $50 million amended and restated credit facility with NationsCredit to be used for working capital purposes and to fund future acquisitions. The Company is negotiating with its lenders and others for either an increase in its credit facility or a replacement facility which, together with its cash flows from operations, the Company believes will be sufficient to satisfy its future working capital and capital expenditure requirements. Should an increase in its credit facility or a replacement facility not be obtained, the Company may have difficulty in meeting the IFM and Stepic obligations as discussed in further detail in Note 7 of the Company's interim condensed consolidated financial statements contained elsewhere in this Form 10-Q/A. The Company violated certain financial covenants of its current credit facility as of September 30, 1999, but has obtained an appropriate waiver of these covenants. This waiver is expressly conditioned on the Company's engaging an investment banking institution within thirty (30) days to raise junior capital in an amount of at least $10,000,000, and the Company and each party to the credit facility agreeing in the waiver that from the date of the waiver, no lender shall have any further obligation to make Loans pursuant to the terms and conditions of the Credit Agreement, except as agreed by such lender in its good faith discretion. Should the Company not be successful in modifying its current credit facility, it may again violate certain financial covenants of the credit facility at the end of the fourth quarter 1999. Should this violation occur and waivers not be obtained or should a modification of the covenants not be obtained from the lender, there could be a material adverse effect on the Company's business, consolidated financial condition and results of operations.

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

The Company's primary computer system utilized in its New York distribution business is currently in the final modification phase. This final modification phase, originally scheduled for completion by June 30, 1999 should be completed by November 30, 1999. The Company has also surveyed its embedded telephone and voice mail systems at its Atlanta and Manchester offices and determined that they are substantially Y2K compliant.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit Number        Description
                               -----------

         10.1                  Severance and Bonus Agreement dated November 12, 1999
                               between the Company and Michael A. Crouch.*

         10.2                  Severance and Bonus Agreement dated November 12, 1999
                               between the Company and Frank D. DeBartola.*

         10.3                  Severance and Bonus Agreement dated November 12, 1999
                               between the Company and L. Bruce Maloy.*

         10.4                  Severance and Bonus Agreement dated November 12, 1999
                               between the Company and Robert Singer.*

         27.1                  Financial Data Schedule (restated) (for SEC filing purposes only)

         99.1                  Press Release dated November 8, 1999 *


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

                                              HORIZON MEDICAL PRODUCTS, INC.
                                              ----------------------------------
                                              (Registrant)


March 8, 2000                                 /s/ Robert M. Dodge
-------------                                 ----------------------------------
                                              Senior Vice-President and
                                              Chief Financial Officer
                                               (Principal Accounting Officer and
                                               Duly Authorized Officer)