Form 10-K
period 1999-12-31
HORIZON MEDICAL PRODUCTS INC
filed 2000-03-29
CIK 1052958

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _________

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

Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK, $.001 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act:  NONE.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $11,681,892 on March 15, 2000, based on the closing sale price of such stock on The American Stock Exchange. The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 15, 2000 was 13,366,278.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III is incorporated by reference from the proxy statement of the Company for the 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
                                                                                                     --------
   PART I

          1.        Business......................................................................        1
          2.        Properties....................................................................       11
          3.        Legal Proceedings.............................................................       11
          4.        Submission of Matters to a Vote of Security Holders...........................       12

   PART II

          5.        Market for the Registrant's Common Stock and Related
                    Security Holder Matters.......................................................       12
          6.        Selected Financial Data.......................................................       13
          7.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.....................................................       14
         7A.        Quantitative and Qualitative Disclosures About Market Risk....................       28
          8.        Financial Statements and Supplementary Data...................................       28
          9.        Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure......................................................       28

   PART III

         10.        Directors and Executive Officers of the Registrant............................       28
         11.        Executive Compensation........................................................       29
         12.        Security Ownership of Certain Beneficial Owners and
                    Management....................................................................       29
         13.        Certain Relationships and Related Transactions................................       29

   PART IV

         14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...............       30

   SIGNATURES.....................................................................................       35

                                     PART I

ITEM 1.  BUSINESS

        Horizon Medical Products, Inc. (including its subsidiaries, the "Company"), headquartered in Manchester, Georgia, is a specialty medical device company focused on manufacturing and marketing vascular access products. The Company's oncology product lines include implantable ports, tunneled central venous catheters, and stem cell transplant catheters used primarily in cancer treatment protocols. The Company has a complete line of acute and chronic dialysis catheters and immediate access hemodialysis grafts used for kidney failure patients and a specialty line of embolectomy balloon catheters, carotid balloon shunts and occlusion balloon products used to maintain the vascular system. In addition, the Company distributes certain specialty devices used primarily in general and emergency surgery, radiology, anesthesiology, respiratory therapy, and blood filtration and critical care settings.

        The Company was incorporated and began its operations in February 1990 as a distributor of medical devices and began to distribute vascular access devices in 1990. In November 1992, the Company entered into a collaborative effort with a leading heart valve manufacturer to design and develop a new line of vascular access ports for the Company. This new line of ports, the Triumph-1(R) line, was introduced in September 1994. The Company continues to market the Triumph-1(R) line of vascular access ports. Since 1996, certain models in the Triumph-1(R) line have been manufactured for the Company by ACT Medical. In May 1995, the Company began to distribute the NeoStar Medical(R) line of hemodialysis catheters. In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical(R) product line at this facility in October 1996 and expanded this facility in 1998 to approximately 45,000 square feet. In July 1997, the Company acquired the port business of Strato(R)/Infusaid(TM). The primary product lines obtained in the Strato(R)/Infusaid(TM) acquisition included the LifePort(R) and Infuse-a-Port(R) vascular access ports, and the Infuse-a-Cath(R) line of catheters. In 1998, the Company made additional product acquisitions and acquired the CVS AND Stepic medical device distribution businesses. See "-- 1998 Acquisitions" below. Distribution of non-Company medical devices through Stepic and CVS currently comprises approximately 54.1% of the Company's revenue.

DISTRIBUTION AGREEMENTS

        PERMA-SEAL DIALYSIS ACCESS GRAFT. On December 11, 1998, the Company entered into a multi-year distribution agreement with Possis Medical, Inc. for the Perma-Seal Dialysis Access Graft. On February 14, 1999, the Company launched the Perma-Seal Dialysis Access Graft and began marketing the product on a worldwide basis. The Perma-Seal Graft is constructed of silicone elastomer and polyester yarn and is designed for immediate access and is capable of allowing the dialysis clinician to access the patient the same day as the graft is implanted.

        OTHER DISTRIBUTION AGREEMENTS. On September 15, 1999, the Company entered into a distribution agreement with Flanagan Instruments, Inc., principally covering the states of Louisiana, Mississippi, lower Alabama, and western Florida. On September 30, 1999, the Company entered into a distribution agreement with Kentec Medical, Inc., principally covering the states of California, Nevada and Arizona. Each of these distribution agreements is for the distribution of the full range of products manufactured by the Company.

1998 ACQUISITIONS

   VASCULAR ACCESS PRODUCTS

        Norfolk. On June 2, 1998, the Company consummated the acquisition of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. ("Norfolk"). The assets included all of the assets used by Norfolk in manufacturing its human port products line. With the acquisition of Norfolk, the Company acquired several vascular products including the Vortex(TM) port, the TitanPort(TM), the OmegaPort(R) and other port accessories. The Company (i) paid Norfolk and its sole shareholder approximately $7.4 million in cash, and (ii) paid approximately $1.86 million in cash into an escrow account, of which $930,000 was released in December 1998. The remaining amount was released during 1999.

        IFM. On May 19, 1998, the Company acquired the vascular access port product line of Ideas for Medicine, Inc. ("IFM"), a wholly owned subsidiary of Cryolife, Inc., for approximately $100,000 in cash and a promissory note in the amount of $482,110, which has been paid. On September 30, 1998, the Company consummated the acquisition of certain medical device products, product lines and assets used in the manufacture and sale of such medical devices by IFM. The assets acquired included certain of the assets used by IFM to manufacture its product line. In this transaction, the Company acquired several products including embolectomy catheters, carotid shunts, occlusion catheters and surgical instruments (the "Products"). The Company paid IFM $15,000,000 in cash. In connection with the acquisition, the Company and IFM entered into a manufacturing agreement (the "Manufacturing Agreement") pursuant to which, for a four year term, IFM agreed to manufacture exclusively for the Company, and the Company agreed to purchase from IFM a minimum of $6,000,000 per year of the Products.

        On June 22, 1999, IFM notified the Company that the Company was in breach of the Manufacturing Agreement. IFM notified the Company that the Company was in violation of the payment provision contained in the Manufacturing Agreement, which calls for the Company to pay amounts due to IFM within 45 days of the date of each invoice. The total accounts payable due to IFM under the Manufacturing Agreement at March 1, 2000 was approximately $660,000. Additionally, IFM notified the Company that the Company was in violation of the Manufacturing Agreement due to the nonpayment of interest related to such past due accounts payable. In addition, IFM notified the Company that the Company was in breach for failing to provide a production schedule at the end of the first six months of the term of the Manufacturing Agreement and on a monthly basis thereafter. Finally, IFM notified the Company that the Company was in breach for the failure to provide packaging and labeling. The Company is currently in default under the Manufacturing Agreement. As a result, IFM may terminate the Manufacturing Agreement and may be entitled to receive an amount equal to (i) the direct costs incurred by IFM for all purchase orders committed for raw materials and components, (ii) the direct and indirect costs incurred by IFM for six months after such termination for labor utilized in the manufacture of the Products, and (iii) the fixed facility costs incurred by IFM in connection with the manufacture of the Products for the remainder of the term of the Manufacturing Agreement.

        The Company has continued to indicate to IFM that it will not be able to meet the minimum purchase requirements outlined in the Manufacturing Agreement. The Company is currently in negotiations with IFM to purchase the existing inventory, fixed assets and leasehold improvements. The Company would assume responsibility for the plant and manufacturing of the IFM product line. The parties are currently operating under a verbal modification to the Manufacturing Agreement. Should the Company be unable to revise the Manufacturing Agreement to include acceptable terms or fail to continue to operate under the verbal modification to the Manufacturing Agreement, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's consolidated financial position and disrupt the Company's ability to obtain and sell the Products.

   MEDICAL DEVICE DISTRIBUTION

        STEPIC AND CVS. Effective as of September 1, 1998, the Company consummated the acquisition of certain assets used in the distribution and sale of medical devices by Columbia Vital Systems, Inc. ("CVS"). The Company (i) paid CVS $4 million in cash at closing, (ii) will pay $225,000 in September 2000 and
(iii) may pay up to an additional $3 million subject to the terms of the purchase agreement, including the successful achievement of future sales targets. Effective October 15, 1998, the Company consummated the acquisition of the outstanding stock of Stepic Corporation ("Stepic"). The assets acquired included primarily accounts receivable and inventory derived from and used in the distribution of medical products. The Company paid Stepic's shareholders $8 million in cash at closing, paid $2.4 million in December 1999, is obligated to pay an additional $4.8 million over a two year period (which is supported by standby letters of credit), and paid $27,266 after closing pursuant to a working capital adjustment. In addition, the Company agreed to pay up to an additional $4.8 million under the terms of the stock purchase agreement upon the successful achievement of certain specified future earnings targets by Stepic, of which amount $2.05 million was earned during 1999 and is being paid, together with interest, over a period from December 1999 through April 2000. The CVS and Stepic acquisitions allowed the Company to form a medical device distribution business currently with an aggregate of 22 sales representatives distributing general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care medical products, as well as products manufactured and distributed by the Company.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

Product Manufacturing

        The Company manufactures and/or markets vascular access products including implantable ports, hemodialysis catheters, central venous catheters, embolectomy catheters, hemodialysis access grafts, carotid shunts and accessories used in vascular procedures. Vascular access ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain of the harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Once implanted in the body, a port can be utilized for up to approximately 2,000 accesses. The Company's vascular access ports are used primarily in systemic or regional short- and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings. Port sales totaled $10 million, $16.8 million and $15.9 million for 1997, 1998 and 1999, respectively. Specialty surgical product (IFM) sales totaled $2.1 million and $7.7 million for October
1 through December 31, 1998 and 1999, respectively.

        The Company's lines of vascular access ports consist of the following families of products: (i) Triumph-1(R); (ii) LifePort(R); (iii)
Infuse-a-Port(R); (iv) Vortex(TM) port; (v) TitanPort(TM); and (vi)
OmegaPort(R).

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

        The Company's catheters include the following families of products: (i) single and dual lumen hemodialysis catheters; (ii) Pheres-Flow(R) triple lumen catheters; and (iii) Infuse-a-Cath(R) catheters. The Company expects that its specialty hemodialysis and apheresis families of catheters will continue to benefit from the unique Circle C(R) and Pheres-Flow(R) designs and the growth of underlying markets.

        The Company maintains a sales and marketing organization for its vascular access products of approximately 42 full-time employees and 9 independent specialty distributors employing over 75 sales representatives. The Company's direct sales force focuses primarily on vascular and general surgeons who implant vascular access devices and other physicians and clinicians who utilize vascular access devices in the delivery of treatments. The Company's marketing strategy emphasizes the importance of building relationships with these medical professionals in order to provide such professionals with the benefits of the Company's broad knowledge of vascular access products and procedures and focused clinical support. These relationships also facilitate the Company's ability to modify its product lines in response to new clinical protocols and to meet its customers' changing needs. The Company also has a network of 35 active distributors in Europe and 53 active international distributors outside of Europe.

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

        On January 1, 1999, the Company amended its Consulting and Services Agreement with Healthcare Alliance, Inc., an affiliate of one of the Company's directors (the "Alliance Agreement"). The Alliance Agreement provides for (i) the payment to Healthcare Alliance of an annual consulting fee of $36,000, (ii) the payment to Healthcare Alliance of an annual performance incentive fee equal to 5% of any annual sales increase achieved by the Company that results from Healthcare Alliance's efforts and (iii) the grant of options to purchase up to 1% of the Company's outstanding common stock. The options will vest and become exercisable by Healthcare Alliance only if it procures group purchasing agreements with certain GPOs, and the Company achieves amounts of incremental sales revenue under its agreement with the particular GPO (at an exercise price of the closing stock price of the Company's common stock on the effective date of the purchasing agreement). In addition, under the amended agreement, the Company has granted an option to Healthcare Alliance for the purchase of 45,000 shares of common stock of the Company. Such options will become vested and exercisable by Healthcare Alliance only if the Company achieves certain amounts of incremental sales revenue under the Company's group purchasing agreement with Premier Purchasing Partners, L. P. The exercise price for these options will be the closing stock price of the Company's common stock on the day that the options vest. The options are exercisable for a period of five years upon vesting. The Alliance Agreement terminates on December 31, 2001. See Item 5. "Market for the Registrant's Common Stock and Related Security Holder Matters -- Recent Sales of Unregistered Securities."

        The Company has also entered into group purchasing agreements with AmeriNet, Inc., University Healthsystem Consortium; Health Services Corporation of America; HealthTrust Purchasing Group, L.P.; and Promina Health System.

Product Distribution

        Through the operations the Company acquired in the CVS and Stepic acquisitions, distribution of medical devices currently is the largest revenue-generating segment of the Company's business. Subsequent to consummating the Stepic acquisition, the Company consolidated the CVS operations into Stepic to establish a centralized distribution operation. The Company distributes a broad range of specialty medical products throughout the Midwest and Northeast United States to hospitals and regional and hospital owned blood banks.

        The product applications for the devices the Company distributes include general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care. The Company currently sells more than 1,200 SKUs from ten major product lines and distributes to over 950 customers.

        Stepic has generated approximately 64% of its sales through distribution of products of three major manufacturers: Arrow International, Ballard Medical, and Pall Biomedical. Arrow sales totaled $3.2 million and $13.9 million for 1998 and 1999, respectively; Pall sales totaled $4 million and $8.4 million in 1998 and 1999, respectively; and Ballard sales totaled $2.1 million and $7.7 million in 1998 and 1999, respectively. (1998 sales figures are for the period from October 15, 1998 through December 31, 1998.) Stepic is the top distributor in the country for each of these manufacturers. The Arrow products include catheters and introducer kits that are used for vascular access in surgical settings and for epidurals. The Ballard product line primarily consists of low-tech products such as foam soap. The majority of Pall products that Stepic distributes are blood filters used in surgical procedures. Of these three manufacturers, only Pall has executed a distribution agreement with Stepic. However, Stepic has distributed Arrow and Ballard products for 22 years and 14 years, respectively. While Stepic's supplier concentration is significant, the Company believes that it has good relationships with each of its key suppliers, as evidenced by the fact that Stepic has lost only one major product line in its 25-year history. See "Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements -- Dependence on Key Suppliers."

RESULTS BY INDUSTRY SEGMENT

        Information relating to the Company's industry segments, including revenues, operating profit or loss and identifiable assets attributable to each segment for fiscal year 1999 is presented in Note 16 of notes to consolidated financial statements included herein and beginning on page F-31.

MANUFACTURING

        At its Manchester, Georgia facility, the Company manufactures its dual lumen dialysis catheters, Pheres-Flow(R), Infuse-a-Cath(R), and other miscellaneous catheters, dialysis accessories and all vascular access ports except the Triumph-1(R)line.

        The Company's embolectomy and occlusion catheters, carotid shunts and surgical instruments are produced at the IFM plant in Florida pursuant to a manufacturing agreement. See "-- 1998 Acquisitions" above. All current models of the Company's Triumph-1(R) port have been produced by ACT Medical pursuant to two manufacturing agreements. One of the agreements expired December 31, 1999, and the Company will continue to have ACT Medical produce the products covered by such agreement on a purchase order basis or will produce such products at its Manchester facility.

        The Company has received certification as an ISO 9001 medical device manufacturer for its Manchester facility. The Company also has obtained the right to affix CE (Conformite Europeene) marking to its product lines manufactured at its Manchester facility. CE marking is a European symbol of conformance to strict product manufacturing and quality system standards. The CE marking is also affixed to the Company's products manufactured at the IFM plant and at ACT Medical.

        While the Company believes it has a good relationship with each third party that manufactures the Company's products, there can be no assurance that such relationships will not deteriorate in the future. Deterioration in these manufacturing relationships could cause the Company to experience interruptions in its manufacturing and delivery processes and have a material adverse impact on the Company's business, financial condition and results of operations. Furthermore, when the manufacturing arrangements with these third parties expire, the Company will have to make other manufacturing arrangements or manufacture products at Company facilities. The failure to effectively plan for the expiration of these agreements could also result in interruption of the manufacturing and delivery processes for these products and have a material adverse impact on the Company's business, financial condition and results of operations. Should the Company be unable to revise the Manufacturing Agreement with IFM to include acceptable terms or fail to continue to operate under the verbal modification to the Manufacturing Agreement, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's consolidated financial position and disrupt the Company's ability to obtain and sell the Products.

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

        All medical device manufacturing establishments are required to be registered with FDA. Similarly, all categories of medical devices marketed by a company in the United States are required to be listed. The Company must update its establishment and listing information on an annual basis. FDA can take regulatory action against a company that does not provide or update its registration and listing information.

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

        In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. The FDC Act provides that new 510(k) clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The Company has made certain modifications to its cleared devices for which it has determined that new 510(k) clearances are not required. The Company submitted and obtained 510(k) approval for the peripheral placement of a MicroPort 2 version of the Vortex port. There can be no assurance, however, that the FDA would concur with the Company's conclusion that a particular change does not necessitate a new 510(k) application. If the FDA were to investigate and disagree with the Company's determinations and conclude that one or more implemented changes requires a new 510(k), the FDA could take regulatory actions such as issuance of a warning letter or requiring that the Company cease marketing modified devices until new 510(k) notifications are cleared.

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

        To date, the Company's products have received FDA marketing clearances only through the 510(k) process. Certain future product applications, however, could require approval through the PMA process. The Possis Graft, which the Company exclusively distributes, received FDA approval through the PMA process. In addition, future products may require approval of an IDE. There can be no assurance that all necessary 510(k) clearances or PMA or IDE approvals will be granted on a timely basis or at all. The FDA review process may delay the Company's product introductions in the future. It is possible that delays in receipt of or failure to receive any necessary clearance or approval could have a material adverse effect on the Company.

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

        In response to this warning letter, the Company revised its MDR procedure and submitted it with other corrective actions for review by the FDA. The FDA responded that the corrective actions described by the Company appeared to adequately address the agency's concerns. At the conclusion of a follow-up inspection in 1997, the Company was advised of various inspectional observations including its alleged failure to submit MDRs on 19 reportable events. The Company responded to the inspectional observations in writing and at a meeting with the FDA at the Atlanta District Office at which the interpretation of the MDR regulations was discussed. The District submitted the question of the interpretation of the regulations to FDA headquarters in Washington, D.C. On March 10, 1998, the Company received a warning letter from the Atlanta District Office reasserting its interpretation of the MDR regulations and alleging the Company's failure to report 15 reportable events and violation of two current GMP requirements. The Company responded to the warning letter pledging to submit all substantive reports until it secures exemptions from the agency on the submission of certain classes of reports and describing corrective action taken on the alleged current GMP violations. The FDA conducted a subsequent inspection between August 24 and September 15, 1998 which resulted in an FDA-483 (inspectional observations). The Company responded on October 15, 1998 to the FDA-483, and the FDA replied that the Company's response appeared to address the concerns raised during the inspection. In addition, on November 20, 1998, the Company sent the FDA follow-up documentation on the FDA-483 response. Again, on January 19, 1999, the FDA responded that the documentation appeared to address the concerns raised in the inspection. The FDA audited the Company on September 9, 1999 and no FDA-483 was issued. On December 22, 1999 the FDA issued a letter advising the Company that it currently had no outstanding regulatory issues pending. The Company believes that it has implemented corrective actions that achieve substantial compliance with FDA requirements, but there can be no assurance that an FDA enforcement action will not ensue at a future time or will not materially adversely affect the Company's business, results of operations and financial condition.

     The Company initiated a voluntary product recall of its dialysis and central venous catheter kit product lines on September 1, 1999. All affected customers and FDA were notified of the recall. The recall was initiated because of small pinholes in the pouch in which the product is packaged. The recall affected all kits manufactured since August 1994. Although approximately 140,000 ports were shipped during this time frame, product returns through December 31, 1999 were approximately 15,300 units. Because of the nature of the pinholes, risk to the patient is expected to be minimal. No product complaints have been registered to date for either pinholes or infection of the implant site that could be attributed to the package being contaminated. The Company has revised the process that generated the pinholes and is currently producing these product lines for commercial distribution.

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

ANTI-KICKBACK STATUTE

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

HEALTHCARE REFORM

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

        The Company currently owns numerous United States patents and patent applications, as well as numerous foreign patents and patent applications, which relate to aspects of the technology used in certain of the Company's products, including the LifePort(R) family of vascular access ports, the Vortex(TM) vascular access ports, the Infuse-a-Cath(R) family of central venous catheters and the Bayonet locking system used in the LifePort(R) and in the Vortex Port families of products. The Company also is a party to several license agreements with third parties pursuant to which it has obtained, for varying terms, the right to make, use and/or sell products that are covered under such license agreements in consideration for royalty payments. Many of the Company's major products, including its Circle C(R) acute and chronic catheters, its Infuse-a-Cath(R) catheters, carotid shunt, and cholangiogram catheters are subject to such license agreements. There can be no assurance that the Company or its licensors have or will develop or obtain additional rights to products or processes that are patentable, that patents will issue from any of the pending patent applications filed by the Company or that claims allowed will be sufficient to protect any technology that is licensed to the Company. In addition, no assurances can be given that any patents issued or licensed to the Company or other licensing arrangements will not be challenged, invalidated, infringed or circumvented or that the rights granted thereunder will provide competitive advantages for the Company's business or products. In such event the business, results of operations and financial condition of the Company could be materially adversely effected.

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

         The Company also relies upon trademarks and trade names for the development and protection of brand loyalty and associated goodwill in connection with its products. The Company's policy is to protect its trademarks, trade names and associated goodwill by, among other methods, filing United States and foreign trademark applications relating to its products and business. The Company owns numerous United States and foreign trademark registrations and applications. The Company also relies upon trademarks and trade names for which it does not have pending trademark applications or existing registrations, but in which the Company has substantial trademark rights. The Company's registered and unregistered trademark rights relate to the majority of the Company's products, including the Circle C(R), Infuse-a-Port(R), Triumph-1(R), Infuse-a-Cath(R), LifePort(R), Pheres-Flow(R), Vortex(TM), Pruitt-Inhara(R) and Reddick product lines. There can be no assurance that any registered or unregistered trademarks or trade names of the Company will not be challenged, canceled, infringed or circumvented, or be declared generic, or be declared infringing on other third-party marks, or provide any competitive advantage to the Company.

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

RAW MATERIALS

         The Company has arrangements with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of the components and materials used in its assembly process are available from a number of different suppliers, although certain components are purchased from a limited number of sources. While the Company believes that there are alternative and satisfactory sources for its components, a sudden disruption in supply from one of the Company's existing suppliers could adversely affect the Company's ability to deliver its products in a timely manner and could adversely affect the Company's results of operations.

BACKLOG

         Delivery lead times for the Company's products are very short at times and, consequently, the Company routinely maintains an immaterial amount of order backlog which is generally filled within 60 days of the order date. Management currently believes that its backlog is not a reliable indicator of future financial or operating performance.

RESEARCH AND PRODUCT DEVELOPMENT

         From time to time the Company engages in limited research and development activities. The principal focus of the Company's research and development effort has been to identify and analyze the needs of vascular surgeons, physicians and clinicians, and to develop products that address these needs. The Company views proposals from physicians and other healthcare professionals as an important source of potential research and development projects. The Company believes that those end-users are often in the best position to conceive of new products and to recommend ways to improve the performance of existing products. Many of the Company's product improvements have resulted from collaborative efforts with physicians and other healthcare professionals or other medical device manufacturers.

         Research and development expenses accounted for $7,000 in 1997 (0.04% of net sales), $412,000 in 1998 (1.1% of net sales), and the Company did not incur material research and development expenses during 1999. The 1997 and 1998 amounts were used primarily to improve existing products and implement new technology to produce these products. A portion of the 1998 amount resulted from unexpected research and development expenses relating to products sold in the Asian marketplace.

COMPETITION

         The markets for the Company's product lines are highly competitive. The Company faces substantial competition from a number of other manufacturers and suppliers of vascular access ports, dialysis and apheresis catheters and related ancillary products, including companies with more extensive research and manufacturing capabilities and greater technical, financial and other resources. In response to increased concerns about the rising costs of healthcare, United States hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products compete primarily on the basis of: (i) product design, development and improvement; (ii) customer support; (iii) brand loyalty; and (iv) price. The Company's competitors in the vascular access products business include Bard Access Systems, a division of C.R. Bard, Inc., and Sims, a division of Smith Industries. In each of the product lines represented by the Company's distribution business, the Company competes against manufacturers selling directly to customers. Such manufacturers include Baxter International Inc. and Abbott Laboratories.

EMPLOYEES

         At December 31, 1999, the Company had approximately 192 full-time employees.

ITEM 2.  PROPERTIES

         The Company's principal executive and administrative offices and manufacturing and development center is located in Manchester, Georgia in a 45,000 square foot facility. The Company leases the Manchester facility and the
10.5 acre lot on which it is located from the Development Authority of the City of Manchester (the "Manchester Development Authority") pursuant to two operating leases which expire in 2010 (collectively, the "Manchester Leases") and under which the Company pays monthly lease payments of approximately $9,500 in the aggregate. The Company has an option to extend each of the Manchester Leases for an additional five-year term and an option to purchase the facility and/or the adjacent lot containing approximately nine acres. While the Company considers the Manchester facility to be in good condition and adequate to meet the present and foreseeable needs of the Company, a significant increase in demand or production could render the Manchester facility inadequate.

         The Company owns a 6,400 square foot office condominium located in Atlanta, Georgia (the "Atlanta Office") which the Company utilizes for administrative offices.

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

ITEM 3.  LEGAL PROCEEDINGS

         On October 30, 1998 and December 7, 1998, shareholder suits were filed against the Company, Marshall B. Hunt, William E. Peterson, Jr., Roy C. Mallady, Charles E. Adair, and Mark A. Jewett. An amended consolidated complaint, filed on March 8, 1999, added as a defendant Cordova Capital Partners LP -- Enhanced Appreciation, one of the Company's institutional investors. The two lead plaintiffs were Daniel E. Herlihy and Thomas L. O'Hara, Jr., and the other named plaintiff was Jack Edery. The amended consolidated complaint was filed in the U.S. District Court for the Northern District of Georgia (Atlanta Division) and sought class certification and rescissory and/or compensatory damages as well as expenses of litigation. The complaint alleged that the prospectus and registration statement used by the Company in connection with the April 1998 initial public offering of the Company's common stock contained material omissions and misstatements. On October 21, 1999, the United States District Court for the Northern District of Georgia (Atlanta Division) dismissed the consolidated shareholder class action lawsuits. In dismissing the suits, the Court held that the plaintiffs failed to state an actionable claim of material misrepresentation under the federal securities laws. The Court found that the risks of which the plaintiffs complained, those associated with the Company's transition of certain manufacturing operations to its Manchester, Georgia facility, were specifically disclosed by the prospectus. The Court also rejected plaintiffs' claim that the prospectus described certain unfavorable events as mere risks, when in fact those events had already occurred. The Court held that the prospectus contained ample and meaningful cautionary language specifically directed to the substance of the alleged misstatements. The plaintiffs subsequently filed an appeal with the United States Court of Appeals for the Eleventh Circuit. At the plantiffs' request, the Court of Appeals dismissed the appeal on December 13, 1999, formally concluding the case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to shareholders of the Company for a vote in the Fourth Quarter of 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's Common Stock trades on The American Stock Exchange under the symbol "HMP." Prior to November 9, 1999, the Company's Common Stock traded on The NASDAQ Stock Market(R) under the symbol "HMPS." The following table sets forth the high and low sales price of the Common Stock as reported on the NASDAQ National Market System or The American Stock Exchange, as the case may be, for the periods indicated.

    CALENDAR YEAR 1998                                         HIGH     LOW
    ------------------                                         ----     ---

    Second Quarter (April 15 through June 30).............     17.13   9.00
    Third Quarter ........................................     13.38   5.38
    Fourth Quarter .......................................      5.75   1.75


    CALENDAR YEAR 1999                                          HIGH    LOW
    ------------------                                         ----     ---
    First Quarter ........................................      8.88   4.25
    Second Quarter .......................................      8.38   5.75
    Third Quarter ........................................      6.50   2.44
    Fourth Quarter .......................................      5.50   2.00

         As of March 15, 2000, there were 65 record holders of the Company's Common Stock. On March 15, 2000, the last reported sales price of the Common Stock on The American Stock Exchange was $3.00 per share.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On January 1, 1999, the Company amended its consulting and services agreement with Healthcare Alliance, Inc., an affiliate of Robert J. Simmons, a director of the Company. The Company granted Healthcare Alliance (i) an option to purchase up to 1% of the Company's common stock if the Company achieves certain amounts of incentive sales with certain group purchasing organizations, and (ii) options to purchase 45,000 shares of common stock if the Company achieves certain amounts of incremental sales revenue under the Company's group purchasing agreement with Premier Purchasing Partners, L. P. A principal of Healthcare Alliance is a director of the Company and thus this issuance to Healthcare Alliance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Section 4(2) Exemption").

         In April 1998 Cordova Ventures, L.P. -- Enhanced Appreciation ("Cordova") exercised certain anti-dilution rights relating to a warrant (and the shares issued pursuant thereto) to purchase 15,550 shares of the Company's Class A Common Stock for $.001 per share, for a nominal purchase price. Cordova is an accredited investor, and thus this issuance to Cordova was made pursuant to the Section 4(2) Exemption.

         On July 15, 1997, the Company issued to Banc of America Commercial Finance Corporation, formerly known as NationsCredit Commercial Corporation ("Banc of America"), a warrant to purchase 765,000 shares of Common Stock. Concurrently with the consummation of the Offering on April 20, 1998, the Company issued to Banc of America 765,000 shares of Common Stock upon exercise of warrants to purchase such stock for an aggregate amount of $765. Banc of America is an accredited investor, and thus this issuance to Banc of America was made in reliance on the Section 4(2) Exemption.

         On March 20, 1998, the Company issued to Premier Purchasing Partners, L.P. a warrant to purchase up to 500,000 shares of Common Stock, subject to certain vesting requirements. The Company granted the warrant to Premier in partial consideration for Premier executing a purchasing agreement with the Company. See Item 1. "Business -- Description of Business by Industry Segment." The right to purchase shares of common stock under the warrant vests annually in increments of 100,000 shares only upon the achievement of certain specified minimum annual sales and/or minimum cumulative sales of the Company's products to participating Premier shareholders. Premier is an accredited investor, and thus this issuance to Premier was made in reliance on the Section 4(2) Exemption.

         All of the foregoing issuances were conducted without an underwriter or placement agent.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Company as of and for each of the five years ended December 31, 1999 are derived from, and are qualified by reference to the consolidated financial statements, including the notes thereto, of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K.

                                                                              YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                         1995         1996         1997           1998           1999
                                                       -------      -------      --------      ---------      ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Net sales ........................................     $ 5,003      $ 7,052      $ 15,798      $  39,399      $  75,371
Cost of goods sold ...............................       2,227        2,997         6,273         19,933         48,011
                                                       -------      -------      --------      ---------      ---------

Gross profit .....................................       2,776        4,055         9,525         19,466         27,360
Selling, general and administrative expenses .....       2,921        4,560         6,476         13,597         20,147
                                                       -------      -------      --------      ---------      ---------

Operating income (loss) ..........................        (145)        (505)        3,049          5,869          7,213
Interest expense, net ............................        (242)        (733)       (3,971)        (3,103)        (4,140)
Accretion of value of put warrant repurchase
  obligation(1) ..................................          --           --        (8,000)            --             --
Other income .....................................          --           54            70             46             99
                                                       -------      -------      --------      ---------      ---------

Income (loss) before income taxes and
  extraordinary items ............................        (387)      (1,184)       (8,852)         2,812          3,172
Income tax benefit (expense) .....................           7           --          (320)        (1,781)        (1,507)
Effect of conversion to C corporation status .....          (7)          --            --             --             --
Extraordinary gain on early extinguishment of
  put feature(1) .................................          --           --            --          1,100             --
Extraordinary losses on early
 extinguishments of debt .........................         (70)          --            --            (83)            --
                                                       -------      -------      --------      ---------      ---------

Net income (loss) ................................     $  (457)     $(1,184      $ (9,172)     $   2,048      $   1,665
                                                       =======      =======      ========      =========      =========

Net income (loss) per share before
 extraordinary items-- basic and diluted .........     $  (.04)     $  (.13)     $   (.97)     $     .08      $     .12
Net income (loss) per share -- basic and
  diluted ........................................     $  (.05)     $  (.13)     $   (.97)     $     .17      $     .12
Weighted average common shares
  outstanding -- basic ...........................       9,144        9,419         9,419         12,187         13,366
Weighted average common shares
  outstanding-- diluted ..........................       9,144        9,419         9,419         12,412         13,373
BALANCE SHEET DATA (end of year):
Cash and cash equivalents ........................     $   394      $   218      $  2,894      $   6,232      $   1,991
Working capital ..................................       1,500        1,018         6,842         28,767         29,927
Total assets .....................................       6,894        6,176        31,577        104,637        102,397

Long-term debt, net of current maturities ........       4,907        5,053        23,971         47,074         44,999
Total shareholders' (deficit) equity .............      (1,024)      (1,916)      (11,150)        41,431         43,069

----------
(1) See Note 9 to the Company's consolidated financial statements for a discussion of these items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto appearing elsewhere herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the Company's limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company's potential exposure to product liability, the possible inadequacy of the Company's cash flow from operations and cash available from external financing, the inability to introduce new products, the Company's reliance on a few large customers, the Company's dependence on key personnel, the fact that the Company is subject to control by certain shareholders, the Company's ability to address Year 2000 problems, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company's ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained below in this Item under the sections entitled "Year 2000 Disclosure" and "Risk Factors."

BACKGROUND

         The Company is a specialty medical device company focused on manufacturing and/or marketing vascular products. The Company's oncology product lines include implantable vascular ports, tunneled catheters and stem cell transplant catheters used primarily in cancer treatment protocols. The Company has a complete line of acute and chronic dialysis catheters and immediate access hemodialysis grafts used for kidney failure patients, as well as balloon technology products for embolectomy catheters and carotid shunts used for endarterectomy procedures. In addition, the Company distributes certain specialty devices used primarily in general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care settings. The Company was incorporated and began its operations in February 1990 as a distributor of medical devices and began to distribute vascular access devices in 1990. In November 1992, the Company entered into a collaborative effort with a leading heart valve manufacturer to design and develop a new line of vascular access ports for the Company. This new line of ports, the Triumph-1(R) line, was introduced in September 1994. The Company continues to market the Triumph-1(R) line of vascular access ports. In May 1995, the Company began to distribute the NeoStar Medical(R) line of hemodialysis catheters. In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical(R) product line at this facility in October 1996 and expanded this facility in 1998 to approximately 45,000 square feet. In July 1997, the Company acquired the port business of Strato(R)/Infusaid(TM). The primary product lines obtained in the Strato(R)/Infusaid(TM) acquisition included the LifePort(R) and Infuse-a-Port(R) vascular access ports, and the Infuse-a-Cath(R) line of catheters. In 1998, the Company made additional product acquisitions and acquired the CVS and Stepic medical device distribution businesses. See Item 1. "Business -- 1998 Acquisitions" above. Distribution of non-Company medical devices through Stepic and CVS currently comprises approximately 54.1% of the Company's revenue.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's consolidated statements of operations expressed as a percentage of net sales:

                                                                             YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                     1997              1998            1999
                                                                    -------          -------          -------
Net sales ..................................................          100.0%           100.0%           100.0%
Cost of goods sold .........................................           39.7             50.6             63.7
                                                                    -------          -------          -------
Gross profit ...............................................           60.3             49.4             36.3
Selling, general and administrative expense ................           41.0             34.5             26.7
                                                                    -------          -------          -------
  Operating income (loss) ..................................           19.3             14.9              9.6
Other income (expense)
  Interest expense, net ....................................          (25.1)            (7.9)            (5.5)
  Accretion of value of put warrant repurchase
     obligation ............................................          (50.6)              --               --
  Other income .............................................            0.4              0.1              0.1
                                                                    -------          -------          -------
Income (loss) before income taxes and extraordinary
  item .....................................................          (56.0)             7.1              4.2
Income tax expense .........................................           (2.0)            (4.5)            (2.0)
Extraordinary gain on early extinguishment of put
  feature ..................................................             --              2.8               --
Extraordinary loss on early extinguishment of debt .........             --             (0.2)              --
                                                                    -------          -------          -------
Net income (loss) ..........................................          (58.0)%            5.2%             2.2%
                                                                    =======          =======          =======

   Year Ended December 31, 1999 compared to Year Ended December 31, 1998

         Net Sales. Net sales increased 91.4% to $75.4 million in 1999 from $39.4 million in 1998. Approximately $39.5 million of this increase is attributable to owning Stepic, CVS and IFM for a full year in 1999. The increase was also attributable to the introduction of the Perma Seal Dialysis Graft, which the Company began marketing in February 1999 and which represented approximately $1.5 million in revenue in 1999. The 1999 net sales on a segment basis resulted in net sales of $32.7 million from the manufacturing segment and $45.9 million from the distribution segment before intersegment eliminations. The 1998 net sales on a segment basis resulted in net sales of $27.6 million from the manufacturing segment and $12.0 million from the distribution segment before intersegment eliminations.

         Gross Profit. Gross profit increased 40.5% to $27.4 million in 1999, from $19.5 million in 1998. Gross margin decreased to 36.3% in 1999, from 49.4% in 1998. The decrease in gross margin is primarily the result of owning Stepic and CVS, the distribution segment, a full year in 1999, which produces a significantly lower gross margin than the manufacturing segment. The decrease is also due to 1999 sales to Group Purchasing Organizations ("GPOs"), resulting in reduced sales prices. The 1999 gross profit on a segment basis is gross profit of $17.6 million or 53.8% from the manufacturing segment and $9.9 million or 21.6% from the distribution segment, before intersegment eliminations. The 1998 gross profit on a segment basis resulted in gross profit of $16.4 million or 59.3% from the manufacturing segment and $3.1 million or 25.8% from the distribution segment before intersegment eliminations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $6.5 million or 48.1% to $20.1 million in 1999 from $13.6 million in 1998. The increase was mostly attributable to owning Stepic and CVS a full year in 1999, which represented $4.6 million of the increase. In addition, the increase was due to higher amortization expense from owning Norfolk and IFM a full year in 1999 as well as higher salaries expense, marketing expenses, and GPO administrative fees in 1999. SG&A expenses decreased as a percentage of net sales to 26.7% in 1999 from 34.5% in 1998 due to revenue growth in 1999.

         Interest Expense. Interest expense, net of interest income, increased approximately $1.0 million or 33.4% from $3.1 million in 1998 to $4.1 million in 1999. Excluding the effects of the accelerated amortization of debt issue costs and debt discount related to the Banc of America debt and warrant in 1998 of $1.4 million (more fully discussed in Note 9 to the Company's consolidated financial statements included elsewhere in this Form 10-K), interest expense increased approximately $2.4 million in 1999. The increase is due to higher debt outstanding during all of 1999 of approximately $51 million versus 1998 debt outstanding of approximately $28 million during 3.5 months of 1998 and approximately $50 million, resulting from the 1998 acquisitions, which was outstanding only a short time during 1998.

         Accretion of Value of Put Warrant Repurchase Obligation. This item represented a one-time charge of $8 million in 1997 as a result of the estimated increase in the original $3 million value assigned to the Banc of America Warrant, which included a put feature. The put feature was rescinded by Banc of America in January 1998 which resulted in an extraordinary gain of $1.1 million and a reclassification of $9.9 million from a put warrant repurchase obligation liability to additional paid-in capital. This transaction is more fully described in Note 9 to the Company's consolidated financial statements contained elsewhere in this Form 10-K.

         Extraordinary Items. During 1998, the Company incurred extraordinary net losses of approximately $83,000, net of applicable income tax benefit of approximately $53,300, associated with the early extinguishment of certain debt, which the Company repaid using proceeds from the IPO. In addition, as discussed previously, the Company recorded an extraordinary gain of $1.1 million in 1998 due to the rescission of a put feature associated with the Banc of America Warrant that was issued in 1997. These transactions are more fully described in Notes 6 and 9 to the Company's consolidated financial statements contained elsewhere in this Form 10-K. There were no extraordinary items in 1999.

         Income Taxes. Income tax expense decreased approximately $274,000 or 15.4% from an approximate $1.8 million in 1998 to approximately $1.5 million in 1999. The decrease in expense is attributable to non-tax deductible interest expense in 1998.

   Year Ended December 31, 1998 compared to Year Ended December 31, 1997

         Net Sales. Net sales increased 149.4% to $39.4 million in 1998 from $15.8 million in 1997. Approximately $21.8 million of this increase is attributable to the 1998 acquisitions of Norfolk, IFM, CVS and Stepic ("the 1998 Acquisitions") and the effect of owning Strato for a full year in 1998 versus five and a half months in 1997. If the Company's sales were compared on a "same store" basis, i.e., excluding the sales increase resulting from the 1998 Acquisitions and owning Strato a full year in 1998, sales revenue increased approximately $1.83 million or 12%. This increase, which is attributable primarily to increased volume in hemodialysis and triple lumen catheter sales, is largely due to an expanded sales force. The 1998 net sales on a segment basis resulted in net sales of $27.6 million from the manufacturing segment and $12 million from the distribution segment before intersegment eliminations. There were no distribution segment sales in 1997.

         Gross Profit. Gross profit increased 104.4% to $19.5 million in 1998, from $9.5 million in 1997. Gross margin decreased to 49.4% in 1998 from 60.3% in 1997. The decrease in gross margin is primarily the result of the acquisition of CVS and Stepic, the distribution segment of the business, which produces a significantly lower profit margin on products manufactured by companies other than Horizon. Excluding the 1998 acquisitions and the five and a half month effect of the Strato acquisition, gross profit on a "same store" basis increased from 60.3% or $9.5 million in 1997 to 63.1% or $11.1 million in 1998. This increase is primarily attributable to improved production efficiencies at the Manchester facility. The increase is also due to increased sales and the effect of increased volume of higher margin catheter products as part of the overall sales mix. The 1998 gross margin on a segment basis resulted in gross profit of $16.4 million or 59.3% from the manufacturing segment and $3.1 million or 25.8% from the distribution segment before intersegment eliminations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G & A) increased $7.1 million or 110% to $13.6 million in 1998 from $6.5 million in 1997. Approximately $3.6 million of this increase is due to the expenses incurred in operating the businesses acquired in the 1998 Acquisitions and the additional five and a half months of owning Strato. On a "same store" basis, SG&A costs increased $3.5 million. The increase was partly attributable to a consultant fee of $657,000 paid in relation to the Premier agreement, which was the fair market value of stock issued to Premier pursuant to the agreement. Additionally, the increase is due to increased research and development fees and increased compensation expenses associated with the expansion of the sales force and the development of an adequate infrastructure to manage the rapid growth through acquisitions. SG&A expenses decreased as a percentage of net sales to 34.5% in 1998 from 41.0% in 1997 due to substantial revenue growth in 1998.

         Interest Expense. Interest expense, net of interest income, decreased approximately $868,000 or 22% from $4 million in 1997 to $3.1 million in 1998. Excluding the effects of the accelerated amortization of debt issue costs and debt discount related to the Banc of America debt and warrant (more fully discussed in Note 9 to the Company's consolidated financial statements included elsewhere in this Form 10-K), interest expense decreased approximately $133,000 in 1998. The accelerated amortization was approximately $1.4 million in 1998 compared to $2.3 million in 1997. The decrease is due primarily to the improved cash position of the Company for much of 1998 as a result of the Initial Public Offering (the "IPO") proceeds. See also "-- Liquidity and Capital Resources" below.

         Accretion of Value of Put Warrant Repurchase Obligation. This item represented a charge of $8 million in 1997 as a result of the estimated increase in the original $3 million value assigned to the Banc of America Warrant, which included a put feature. The put feature was rescinded by Banc of America in January 1998 which resulted in an extraordinary gain of $1.1 million and a reclassification of $9.9 million from a put warrant repurchase obligation liability to additional paid-in capital. This transaction is more fully described in Note 9 to the Company's consolidated financial statements contained elsewhere in this Form 10-K.

         Extraordinary Items. During 1998, the Company incurred extraordinary net losses of approximately $83,000, net of applicable income tax benefit of approximately $53,300, associated with the early extinguishment of certain debt, which the Company repaid using proceeds from the IPO. In addition, as discussed previously, the Company recorded an extraordinary gain of $1.1 million in 1998 due to the rescission of a put feature associated with the Banc of America Warrant that was issued in 1997. These transactions are more fully described in Notes 6 and 9 to the Company's consolidated financial statements contained elsewhere in this Form 10-K.

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

QUARTERLY RESULTS

    The following table sets forth quarterly statement of operations data for 1998 and 1999. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

The Company restated its interim condensed consolidated financial statements for the three and six months ended June 30, 1999 and the three and nine months ended September 30, 1999. The restatement was necessary due to errors in inventory valuation and recognition of cost of goods sold discovered during the fourth quarter relating to previous periods. The adjustment resulted in the following changes shown on the table below for the three months ended June 30 and September 30, 1999.

                                                                                         THREE MONTHS ENDED
                                                                    -----------------------------------------------------------
                                                                    MARCH 31,        JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                                      1998            1998             1998           1998
                                                                    ---------       ---------      -------------   ------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
       Net sales .............................................      $   6,709       $   6,859       $   8,064       $  17,767
       Costs of good sold ....................................          2,534           2,500           3,485          11,414
                                                                    ---------       ---------       ---------       ---------
       Gross profit ..........................................          4,175           4,359           4,579           6,353
       Selling, general and administrative expenses ..........          2,963           2,439           3,244           4,951
                                                                    ---------       ---------       ---------       ---------
       Operating income ......................................          1,212           1,920           1,335           1,402
       Interest expense, net .................................         (1,942)           (299)            (30)           (832)
       Other income ..........................................             11              11              11              13
                                                                    ---------       ---------       ---------       ---------
       Income (loss) before income taxes and extraordinary
         item ................................................           (719)          1,632           1,316             583
       Income tax expense ....................................           (209)           (681)           (576)           (314)
                                                                    ---------       ---------       ---------       ---------
       Income (loss) before extraordinary items ..............           (928)            951             740             269
       Extraordinary gain on early extinguishment of put
         feature .............................................          1,100              --              --              --
       Extraordinary losses on early extinguishments of
         debt, net of income tax benefit of $53,330 ..........             --             (83)             --              --
                                                                    ---------       ---------       ---------       ---------
       Net income ............................................      $     172       $     868       $     740       $     269
                                                                    =========       =========       =========       =========
       Net income (loss) per share before extraordinary
         item -- basic and diluted ...........................      $    (.10)      $     .08       $     .06       $     .02
                                                                    =========       =========       =========       =========
       Net income per share-- basic and diluted ..............      $     .02       $     .07       $     .06       $     .02
                                                                    =========       =========       =========       =========

                                                                                    THREE MONTHS ENDED
                                                    -------------------------------------------------------------------------------
                                                     MARCH 31,             JUNE 30,              SEPTEMBER 30,         DECEMBER 31,
                                                       1999                  1999                    1999                  1999
                                                    -----------    ------------------------  ------------------------  ------------
                                                                   AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                                                   -----------  -----------  -----------  -----------

                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net sales ......................................   19,441        18,878        18,878        18,842        18,841       18,210
   Costs of good sold .............................   12,056        11,476        11,727        11,489        11,937       12,290
                                                     -------       -------       -------       -------       -------      -------
   Gross profit ...................................    7,385         7,402         7,151         7,353         6,904        5,920
   Selling, general and administrative expenses ...    4,843         4,850         4,850         5,401         5,401        5,054
                                                     -------       -------       -------       -------       -------      -------
   Operating income ...............................    2,542         2,552         2,301         1,952         1,503          866
                                                     -------       -------       -------       -------       -------      -------
   Interest expense, net ..........................     (912)       (1,044)       (1,044)       (1,057)       (1,057)      (1,127)
   Other income ...................................       12            43            43            16            16           28
                                                     -------       -------       -------       -------       -------      -------
   Income (loss) before income taxes ..............    1,642         1,551         1,300           911           462         (233)
   Income tax expense .............................     (703)         (665)         (557)         (430)         (218)         (28)
                                                     -------       -------       -------       -------       -------      -------
   Net income .....................................      939           886           743           481           244         (261)
                                                     =======       =======       =======       =======       =======      =======
   Net income per share - basic and diluted .......     0.07          0.07          0.06          0.04          0.02        (0.02)
                                                     =======       =======       =======       =======       =======      =======


LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital requirements, capital expenditures for its existing facility and to fund new business acquisitions. Historically, the Company has used cash generated by operations, bank financing, and, in 1998, proceeds from its public equity offering to fund its capital requirements. Additionally, the Company requires capital to finance accounts receivable and inventory. The Company's working capital requirements vary from period to period depending on its production volume, the timing of shipments and the payment terms offered to its customers.

    Net cash provided by (used in) operations was approximately ($2.4 million) in 1999, as compared with approximately $2.7 million and ($733,370) in 1997 and 1998, respectively. The decrease in cash from operations during 1999 was primarily the result of an increase in accounts receivable and inventory levels as well as the reduction of accounts payable and income taxes payable. The Company granted extended payment terms to several of its larger distributors in 1999, which in conjunction with increased sales volume, contributed to the increase in accounts receivable.

     Net cash used in investing activities was approximately $1.9 million during 1999, as compared with approximately $20.4 million and $38.1 million in 1997 and 1998, respectively. Substantially all of the investing activities in 1999 were for additional cash paid for acquisitions and for capital expenditures. Cash paid for acquisitions was approximately $19.5 million and $36.1 million during 1997 and 1998, respectively.

    The Company has established a capital expenditure budget in 2000 of approximately $1.2 million, primarily for leasehold improvements and manufacturing and office equipment.

    Net cash provided by financing activities was $26,779 in 1999, as compared with approximately $20.4 million and $42.2 million in 1997 and 1998, respectively. Financing activities in 1999 include $2,906,000 provided by additional borrowings under the Company's credit facility to fund operations and approximately $2,879,221 used for principal payments on long-term debt. In 1998, the proceeds from the Company's initial public offering were used to repay the Company's existing debt of approximately $25 million that was outstanding, purchase the Company's office in Atlanta, Georgia, and fund the acquisition of Norfolk. In 1997, the borrowings of $23.5 million were used to fund business expansion through the acquisition of Strato, to retire approximately $1.7 million of existing debt and to purchase warrants issued in connection with a previous debt agreement for a price of $400,000.

    As previously noted, the Company's previous credit facility and certain other indebtedness were repaid during 1998 with proceeds from the IPO as was required by the respective agreements. On May 26, 1998, the Company entered into a $50 million amended and restated credit facility (the "New Credit Facility") with Banc of America to be used for working capital purposes and to fund future acquisitions. The New Credit Facility bears interest at a rate to be selected by the Company from certain options defined in the agreement. At December 31, 1999, the Company's interest rate was 9.5152%, compared with 8.1701% at December 31, 1998. Portions of the amounts outstanding under the New Credit Facility are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. The remaining portion is due on the date of the expiration of the New Credit Facility, which is July 1, 2004. The total balance outstanding under the New Credit Facility was approximately $45.0 million and no funds were available for borrowing under the New Credit Facility at December 31, 1999. In addition, the Company had outstanding standby letters of credit at December 31, 1999 of approximately $4.8 million, which collateralize the Company's obligations to third parties in connection with its 1998 acquisitions. The Company's New Credit Facility contains certain restrictive covenants that require a minimum net worth and EBITDA as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. The Company is in compliance with or has received appropriate waivers of these covenants as of the date of this filing. The New Credit Facility is described more fully in Note 6 of the consolidated financial statements of the Company included elsewhere in this Form 10-K. The Company and Banc of America amended the New Credit Facility on March 31, 1999 and March 29, 2000, to adjust certain of the financial ratio covenants and increase the interest rate.

    The Company is currently negotiating with various lenders to refinance the existing senior indebtedness and to provide new subordinate debt or equity investment, which, together with its cash flows from operations, the Company believes will be sufficient to satisfy its future working capital and capital expenditure requirements.

IMPACT OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

    The results of the Company's operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The New Credit Facility costs result primarily from interest and principal and are not affected by inflation. Further, although the Company often sells products on a fixed cost basis, the average time between the receipt of any order and delivery is generally only a few days. While the Company has not historically been adversely affected by increases in the cost of raw materials and components, several GPO agreements to which the Company is a party limit the Company's ability to raise prices. Thus, future increases in the cost of raw materials and components could adversely affect the Company's business, financial condition and results of operations. This could change in situations in which the Company is producing against a substantial backlog and may not be able to pass on higher costs to customers. In addition, interest on a portion of the Company's debt is variable (approximately $11.1 million is subject to an interest rate cap) and therefore may increase with inflation.

    The Company makes all sales of foreign customers in U.S. dollars. Thus, notwithstanding fluctuation of foreign currency exchange rates, the Company's profit margin for any purchase order is not subject to change due to exchange rate fluctuations after the time the order is placed.

YEAR 2000 DISCLOSURE

    The Company previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action. The Company's efforts included replacing and testing four basic aspects of its business operations: internal information technology ("IT") systems, including sales order processing, contract management, financial systems and service management; internal non-IT systems, including office equipment and test equipment products; building infrastructure, including heating and cooling systems, security systems, water, gas and electric; and material third-party relationships. Management believes the Company has completed all of the activities within its control to ensure that the Company's systems are Year 2000 compliant, and the Company has experienced no interruptions to normal operations due to the start of the Year 2000.

    The Company's Year 2000 readiness costs were not material and were incurred and recorded as normal operating costs. The Company funded these costs through funds generated from operations and such costs were generally not incremental to existing IT budgets; internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. The Company does not currently expect to apply any further funds to address Year 2000 issues.

    As of March 29, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party venders, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance. Moreover, the Company generally believes that the vendors that supply products to the Company for resale are responsible for the products' Year 2000 functionality.

    Although the Company's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000-related risks, including risks due to the fact that the Year 2000 is a leap year. These risks include potential product supply issues and other non-operational issues. Management believes that appropriate action has been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues will not have a material adverse impact on the Company, since the evaluation process is not yet complete and it is early in the Year 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. In September 1999, the Financial Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 as amended by SFAS No. 137 to have a material impact on the consolidated financial statements.

RISK FACTORS

   Limited Manufacturing Experience

    The Company's success will depend in part on its ability to manufacture its products in compliance with international and domestic standards such as ISO 9001, the FDA's Good Manufacturing Practices ("GMP") regulations and other applicable licensing and regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has historically outsourced the manufacturing of most of its product lines to third parties while remaining responsible for that work. In the fourth quarter of 1996, the Company transitioned the manufacturing of its Circle C(R) and Pheres-Flow(TM) specialty catheter product lines into its manufacturing facility in Manchester, Georgia. During 1998, the Company transitioned the manufacturing of its LifePort(TM), Infuse-a-Port(R) and Infuse-a-Cath(R) product lines to the Manchester facility from a facility in Norwood, Massachusetts. During 1999, the Company transitioned the manufacturing of the Vortex(TM), TitanPort(TM) and OmegaPort(R) product lines to the Manchester facility from Norfolk Medical. The Company has undergone and expects to continue to undergo regular GMP inspections in connection with the manufacture of its products at the Company's facilities. The Company's success will depend, among other things, on its ability to efficiently manufacture different products and to integrate newly acquired products with existing products. The Company's failure to successfully commence the manufacturing of new products, to maintain or increase production volumes of new or existing products in a timely or cost-effective manner or to maintain compliance with ISO 9001, the CE Mark requirements, GMP regulations or other applicable licensing or regulatory requirements could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has limited experience in managing the manufacturing process for the IFM product line. If the Company should assume or acquire manufacturing responsibility for that product line, the Company's success will depend on, among other things, successfully acquiring current plant management and successfully producing the IFM product line.


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

    Manufacturing Relationships

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

     The Company is in default under its Manufacturing Agreement with IFM. See
Item 1. "Business - 1998 Acquisitions" above. Should the Company be unable to revise the Manufacturing Agreement to include acceptable terms or fail to continue to operate under the verbal modification to the Manufacturing Agreement, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's consolidated financial position and disrupt the Company's ability to obtain and sell the Products.

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

   Potential Product Liability

     Because its products are intended to be used in healthcare settings on patients who are physiologically unstable and may be seriously or critically ill, the Company's business exposes it to potential product liability risks which are inherent in the medical devices industry. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for extended periods of time. Component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by the Company could result in injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims and/or a recall of, safety alert relating to, or other FDA or private civil action affecting one or more of the Company's products or responsible officials. The Company maintains product liability insurance coverage in amounts that it deems sufficient for its business. There can be no assurance, however, that such coverage will be available with respect to or sufficient to satisfy all claims made against the Company or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, results of operations and financial condition. In September 1999, the Company initiated a voluntary product recall of its dialysis and central venous catheter kit product lines due to small pinholes in the product packaging. Although the recall covers products manufactured since 1994, product returns through December 31, 1999 were approximately 15,300 units. No product complaints have been received to date for either pinholes in the packaging or infection of the implant site that could be attributed to the packaging being contaminated. The product recall will remain open with FDA until the reconciliation to shipments has been completed and a recall termination request has been approved.

   Future Capital Requirements

    There can be no assurance that the Company's cash flow from operations and cash available from external financing will be sufficient to meet the Company's future cash flow needs, in which case the Company would need to obtain additional financing. The Company currently has no availability of funds under the New Credit Facility. Any additional financing could involve issuances of debt or issuances of equity securities which would be dilutive to the Company's stockholders, and any debt facilities could contain covenants that may affect the Company's operations, including its ability to make future acquisitions. Adequate additional funds, whether from the financial markets or from other sources, may not be available on a timely basis, on terms acceptable to the Company or at all. Insufficient funds may cause the Company difficulty in financing its accounts receivables and inventory and may result in delay or abandonment of some or all of the Company's product acquisition, licensing, marketing or research and development programs or opportunities, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

   Customer Concentration

    The Company's net sales to its three largest customers accounted for 14%, 7% and 7% of total sales during 1997, 1998 and 1999, respectively. The loss of, or significant curtailments of purchases by, any of the Company's significant customers could have a material adverse effect on the Company's business, results of operations and financial condition.

   Dependence on Key Suppliers

    The Company purchases raw materials and components for use in manufacturing its products from many different suppliers. There can be no assurance that the Company will be able to maintain its existing supplier relationships or secure additional suppliers as needed. In addition, Stepic has generated 64% of its sales through distribution of products of three major manufacturers. See Item
1. "Business -- Description of Business by Industry Segment -- Product Distribution." The loss of a major supplier, the deterioration of the Company's relationship with a major supplier, changes by a major supplier in the specifications of the components used in the Company's products, or the failure of the Company to establish good relationships with major new suppliers could have a material adverse effect on the Company's business, results of operations and financial condition.

   Dependence on Key Personnel

    The Company's success is substantially dependent on the performance, contributions and expertise of its executive officers and key employees. The Company's success to date has been significantly dependent on the contributions of Marshall B. Hunt, its Chairman and Chief Executive Officer, and William E. Peterson, Jr., its President, each of whom is party to an employment agreement with the Company and on each of whom the Company maintains key man life insurance in the amount of $1 million. The Company is wholly dependent on certain key employees to manage its distribution business. The Company is also dependent on its ability to attract, retain and motivate additional personnel. The loss of the services of any of its executive officers or other key employees or the Company's inability to attract, retain or motivate the necessary personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

   Control by Certain Shareholders

    Marshall B. Hunt, William E. Peterson, Jr., and Roy C. Mallady, Jr. collectively own more than 50% of the Company's outstanding common stock. These shareholders, if they were to act together, would have the power to elect all of the members of the Company's Board of Directors, amend the Amended and Restated Articles of Incorporation of the Company (the "Articles") and the Amended and Restated Bylaws of the Company (the "Bylaws") and effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of proposals relating to a merger of the Company or the acquisition of the Company by another entity. Accordingly, these shareholders are able to exert significant influence over the Company, including the ability to control decisions on matters on which shareholders are entitled to vote.

   Year 2000 Issues

    The year 2000 could result in challenges related to the Company's computer software, accounting records and relationships with suppliers and customers. Management of the Company is monitoring possible year 2000 issues and is seeking to avoid any problems. As of March 29, 2000 the Company has not incurred material year 2000 issues which remain unresolved nor has the Company incurred material costs with respect to assessing and remediating year 2000 problems. However, there can be no assurance that the Company has identified all year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

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

    Failure to comply with applicable federal, state or foreign laws or regulations could subject the Company to enforcement actions, including, but not limited to, product seizures, injunctions, recalls, suspensions or withdrawal of clearances or approvals, civil penalties and criminal prosecutions against the Company or its responsible officials, any one or more of which could have a material adverse effect on the Company's business, results of operations and financial condition. Federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes, as are administrative interpretations of regulatory agencies. No assurance can be given that such changes will not have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, the Company has received Section FD-483 and Warning Letters from the FDA regarding the Company's compliance with FDA regulations. The Company has worked with the FDA to resolve these issues. There can be no assurance the Company will not receive additional FD-483s or Warning Letters in the future or that it will be able to reach an acceptable resolution of the issues raised in such letters.

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

    At December 31, 1999, the Company had approximately $45.0 million outstanding under its New Credit Facility, which expires in July 2004. Amounts outstanding under the New Credit Facility of approximately $11.1 million were subject to the Cap Agreement, which expires in October 2002. The fair value of the Cap Agreement, as determined by NationsBank, was $23 as of December 31, 1999. The Cap Agreement settles quarterly and the cap rate is 8.8%.

    For more information on the Cap Agreement, see Notes 1 and 6 to the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements are listed under Item 14(a) and appear beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the captions "Directors Standing for Election," "Directors Continuing in Office," and "Executive Officers and Key Employees" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders. Information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the captions "How are Directors Compensated?," "Executive Compensation Summary Table," "Employment Agreements," "Compensation Committee Interlocks and Insider Participation," "Option Grants for Fiscal 1999" and "Option Exercises and Values for Fiscal 1999" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Stock Ownership" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         1.  FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                           ----
             Consolidated Financial Statements
                  Report of Independent Accountants.....................................   F-1
                  Consolidated Balance Sheets as of December 31, 1998 and 1999..........   F-2
                  Consolidated Statements of Operations for the Years Ended
                      December 31, 1997, 1998 and 1999..................................   F-3
                  Consolidated Statements of Shareholders' Equity
                       for the Years Ended December 31, 1997, 1998, and 1999............   F-4
                  Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1997, 1998, and 1999.................................   F-5
                  Notes to Consolidated Financial Statements............................   F-6

         2.  FINANCIAL STATEMENT SCHEDULES

             Report of Independent Accountants on Financial Statement Schedule..........  F-34
             Schedule II -- Valuation and Qualifying Accounts...........................  F-35

         3.  EXHIBITS

             Included as exhibits are the items listed on the Exhibit Index below.



             EXHIBIT
             NUMBER                        DESCRIPTION OF EXHIBITS
             ------                        -----------------------
               3.1     --     Amended and Restated Articles of Incorporation of
                              the Company, filed as Exhibit 3.1 to the
                              Registrant's Form S-1 dated April 14, 1998
                              (SEC File No. 333-46349) and
                              incorporated herein by reference.

               3.2     --     Amended and Restated Bylaws of the Company,
                              filed as Exhibit 3.2 to the Registrant's Form S-1
                              dated April 14, 1998 (SEC File No. 333-46349) and
                              incorporated herein by reference.

               4.1     --     See Articles II, III, VII and IX of the
                              Amended and Restated Articles of Incorporation
                              filed as Exhibit 3.1 and Articles I, VII, VIII
                              and IX of the Amended and Restated Bylaws filed
                              as Exhibit 3.2, filed as Exhibit 4.1 to the
                              Registrant's Form S-1 dated April 14, 1998 (SEC
                              File No. 333-46349) and incorporated herein by
                              reference.

               4.2     --     Specimen Common Stock Certificate, filed as
                              Exhibit 4.2 to the Registrant's Form S-1 dated
                              April 14, 1998 (SEC File No. 333-46349) and
                              incorporated herein by reference.

               4.3     --     Rights Agreement dated April 9, 1998 by and
                              between the Company and Tapir Investments
                              (Bahamas) Ltd., filed as Exhibit 4.3 to the
                              Registrant's Form 10-K dated March 31, 1999 (SEC
                              File No. 000-24025) and incorporated herein by
                              reference.


              10.1     --     Promissory Note dated September 28, 1995 made
                              by Marshall B. Hunt to the order of the Company
                              in the principal amount of $77,612.43, as amended
                              by Amendment to Promissory Note dated September
                              28, 1996, filed as Exhibit 10.1 to the
                              Registrant's Form S-1 dated April 14, 1998 (SEC
                              File No. 333-46349) and incorporated herein by
                              reference.

              10.2     --     Promissory Note dated September 28, 1995 made
                              by William E. Peterson, Jr. to the order of the
                              Company in the principal amount of $77,612.43, as
                              amended by Amendment to Promissory Note dated
                              September 28, 1996, filed as Exhibit 10.2 to the
                              Registrant's Form S-1 dated April 14, 1998 (SEC
                              File No. 333-46349) and incorporated herein by
                              reference.

              10.3     --     Promissory Note dated September 28, 1995 made
                              by Roy C. Mallady, Jr. to the order of the
                              Company in the principal amount of $77,612.43, as
                              amended by Amendment to Promissory Note dated
                              September 28, 1996, filed as Exhibit 10.3 to the
                              Registrant's Form S-1 dated April 14, 1998 (SEC
                              File No. 333-46349) and incorporated herein by
                              reference.

              10.4     --     Promissory Note dated October 12, 1995 made by
                              Marshall B. Hunt to the order of the Company in
                              the principal amount of $35,000.00, as amended by
                              Amendment to Promissory Note dated October 12,
                              1996, filed as Exhibit 10.4 to the Registrant's
                              Form S-1 dated April 14, 1998 (SEC File No.
                              333-46349) and incorporated herein by reference.

              10.5     --     Promissory Note dated October 12, 1995 made by
                              William E. Peterson, Jr. to the order of the
                              Company in the principal amount of $35,000.00, as
                              amended by Amendment to Promissory Note dated
                              October 12, 1996, filed as Exhibit 10.5 to the
                              Registrant's Form S-1 dated April 14, 1998 (SEC
                              File No. 333-46349) and incorporated herein by
                              reference.

              10.6     --     Promissory note dated October 12, 1995 made by
                              Roy C. Mallady, Jr. to the order of the Company
                              in the principal amount of $35,000.00, as amended
                              by Amendment to Promissory Note dated October 12,
                              1996, filed as Exhibit 10.6 to the Registrant's
                              Form S-1 dated April 14, 1998 (SEC File No.
                              333-46349) and incorporated herein by reference.

              10.7     --     Amended and Restated Credit Agreement dated as of
                              May 26, 1998 among the Company, the Lenders
                              referred to therein and Banc of America Commercial
                              Corporation, as Agent, filed as Exhibit 10.1 to
                              the Registrant's Form 10-Q dated May 29, 1998 (SEC
                              File No. 000-24025) and incorporated herein by
                              reference.

              10.8     --     Second Amendment to Amended and Restated
                              Credit Agreement and Waiver dated as of March 31,
                              1999 among the Company, the Lenders referred to
                              therein and Banc of America Commercial
                              Corporation, as Agent, filed as Exhibit 10.1 to
                              the Registrant's Form 10-Q dated May 14, 1999
                              (SEC File No. 000-24025) and incorporated herein
                              by reference.

              10.9     --     Lease Agreement dated as of July 1, 1996
                              between The Development Authority of the City of
                              Manchester and the Company, filed as Exhibit 10.9
                              to the Registrant's Form S-1 dated April 14, 1998
                              (SEC File No. 333-46349) and incorporated herein
                              by reference.

              10.10    --     Amendment to Lease Agreement dated November 2, 1999
                              between The Development Authority of the City
                              of Manchester and the Company.

              10.11    --     Lease Agreement dated as of August 29, 1997
                              between The Development Authority of the City of
                              Manchester and the Company, filed as Exhibit
                              10.10 to the Registrant's Form S-1 dated April
                              14, 1998 (SEC File No. 333-46349) and
                              incorporated herein by reference.


             10.12    --      1998 Stock Incentive Plan, filed as Exhibit
                              10.11 to the Registrant's Form S-1 dated April
                              14, 1998 (SEC File No. 333-46349) and
                              incorporated herein by reference.

             10.13    --      Stock Purchase Agreement dated June 20, 1997
                              among the Company, Pfizer, Inc., Arrow
                              International, Inc. and Strato(R)/Infusaid(TM)
                              Inc., as amended by Amendment to Purchase
                              Agreement, dated June 20, 1997, filed as Exhibit
                              10.14 to the Registrant's Form S-1 dated April
                              14, 1998 (SEC File No. 333-46349) and
                              incorporated herein by reference.

             10.14    --      Agreement dated January 13, 1995 between the
                              Company and ACT Medical, Inc., filed as Exhibit
                              10.21 to the Registrant's Form S-1 dated April 14,
                              1998 (SEC File No. 333-46349) and incorporated
                              herein by reference.

             10.15    --      Horizon Plastic Ports: Term Sheet dated March
                              18, 1997, filed as Exhibit 10.22 to the
                              Registrant's Form S-1 dated April 14, 1998 (SEC
                              File No. 333-46349) and incorporated herein by
                              reference.

             10.16    --      Letter Agreement to Supply Agreement between
                              CarboMedics, Inc. and the Company, dated February
                              17, 1993, as amended, Development Agreement, dated
                              February 17, 1993, by and between CarboMedics,
                              Inc. and the Company, as amended, and Equity
                              Agreement, dated as of February 17, 1993, by and
                              between CarboMedics, Inc. and the Company, as
                              amended, filed as Exhibit 10.23 to the
                              Registrant's Form S-1 dated April 14, 1998 (SEC
                              File No. 333-46349) and incorporated herein by
                              reference.

             10.17    --      Agreement dated May 8, 1997 between the
                              Company and Robert Cohen, filed as Exhibit 10.24
                              to the Registrant's Form S-1 dated April 14, 1998
                              (SEC File No. 333-46349) and incorporated herein
                              by reference.

             10.18    --      Consulting and Services Agreement dated
                              February 1, 1996 between the Company and
                              Healthcare Alliance, Inc. as amended, filed as
                              Exhibit 10.25 to the Registrant's Form S-1 dated
                              April 14, 1998 (SEC File No. 333-46349) and
                              incorporated herein by reference.

             10.19    --      Second Amended License Agreement dated January
                              1, 1995 between Dr. Sakharam D. Mahurkar and
                              NeoStar Medical(R) Technologies, filed as Exhibit
                              10.26 to the Registrant's Form S-1 dated April
                              14, 1998 (SEC File No. 333-46349) and
                              incorporated herein by reference.

             10.20    --      License Agreement dated July 1995 between Dr.
                              Sakharam D. Mahurkar and Strato(R)/Infusaid(TM)
                              Inc., filed as Exhibit 10.27 to the Registrant's
                              Form S-1 dated April 14, 1998 (SEC File No.
                              333-46349) and incorporated herein by reference.

             10.21    --      Additional License Agreement dated January 1,
                              1997 between Dr. Sakharam D. Mahurkar and the
                              Company, filed as Exhibit 10.28 to the
                              Registrant's Form S-1 dated April 14, 1998 (SEC
                              File No. 333-46349) and incorporated herein by
                              reference.

             10.22    --      Atlanta Office Purchase Agreement, filed as
                              Exhibit 10.29 to the Registrant's Form S-1 dated
                              April 14, 1998 (SEC File No. 333-46349) and
                              incorporated herein by reference.

             10.23    --      Employment Agreement, dated as of April 3,
                              1998, between Marshall B. Hunt and the Company,
                              filed as Exhibit 10.30 to the Registrant's Form
                              S-1 dated April 14, 1998 (SEC File No. 333-46349)
                              and incorporated herein by reference.

             10.24    --      Amendment, dated as of June 29, 1999, to the
                              Employment Agreement, dated as of April 3, 1998,
                              by and between the Company and Marshall B. Hunt,
                              filed as Exhibit 10.2 to the Registrant's Form
                              10-Q dated August 16, 1999 (SEC File No.
                              000-24025) and incorporated herein by reference.


             10.25    --      Employment Agreement, dated as of April 3, 1998,
                              between William E. Peterson, Jr. and the Company,
                              filed as Exhibit 10.31 to the Registrant's Form
                              S-1 dated April 14, 1998 (SEC File No. 333-46349)
                              and incorporated herein by reference.

             10.26    --      Amendment, dated as of June 29, 1999, to the
                              Employment Agreement, dated as of April 3, 1998,
                              by and between the Company and William E.
                              Peterson, Jr., filed as Exhibit 10.3 to the
                              Registrant's Form 10-Q dated August 16, 1999 (SEC
                              File No. 000-24025) and incorporated herein by
                              reference.

             10.27    --      Premier Warrant, filed as Exhibit 10.32 to the
                              Registrant's Form S-1 dated April 14, 1998 (SEC
                              File No. 333-46349) and incorporated herein by
                              reference.

             10.28    --      Premier Group Purchasing Agreement, filed as
                              Exhibit 10.33 to the Registrant's Form S-1 dated
                              April 14, 1998 (SEC File No. 333-46349) and
                              incorporated herein by reference.

             10.29    --      Amendment Number 1 to Premier Group Purchase
                              Agreement dated March 1, 1999, filed as Exhibit
                              10.25 to the Registrant's Form 10-K dated March
                              31, 1999 (SEC File No. 000-24025) and incorporated
                              herein by reference.

             10.30    --      Asset Purchase Agreement, by and among the
                              Company and Norfolk Medical Products, Inc. and
                              Michael J. Dalton dated June 2, 1998, filed as
                              Exhibit 2 to the Registrant's Form 8-K dated June
                              16, 1998 (SEC File No. 000-24025) and
                              incorporated herein by reference.

             10.31    --      Asset Purchase Agreement, by and among the
                              Company, Columbia Vital Systems, Inc., William C.
                              Huck and R. Gregory Huck dated September 21,
                              1998, filed as Exhibit 2 to the Registrant's Form
                              8-K dated October 5, 1998 (SEC File No.
                              000-24025) and incorporated herein by reference.

             10.32    --      Asset Purchase Agreement, by and between Ideas
                              for Medicine, Inc. and the Company, dated
                              September 30, 1998, filed as Exhibit 2 to the
                              Registrant's Form 8-K dated October 14, 1998 (SEC
                              File No. 000-24025) and incorporated herein by
                              reference. Pursuant to Item 601(b) of Regulation
                              S-K, the Company has omitted certain Schedules
                              and Exhibits to the Asset Purchase Agreement (all
                              of which are listed therein) from this Exhibit.

             10.33    --      Stock Purchase Agreement, by and among the
                              Company, Steven Picheny, Howard Fuchs, Christine
                              Selby and Stepic Corporation, effective October
                              15, 1998, filed as Exhibit 2 to the Registrant's
                              Form 8-K dated October 30, 1998 (SEC File No.
                              000-24025) and incorporated herein by reference.
                              Pursuant to Item 601(b) of Regulation S-K, the
                              Company has omitted certain Schedules and
                              Exhibits to the Stock Purchase Agreement(all of
                              which are listed therein) from this Exhibit.

             10.34    --      Amendment One dated December 15, 1999 to the
                              Stock Purchase Agreement, by and among the
                              Company, Steven Picheny, Howard Fuchs, Christine
                              Selby and Stepic Corporation.

             10.35    --      Manufacturing Agreement dated as of September
                              30, 1998 by and between the Company and Ideas for
                              Medicine, Inc., filed as Exhibit 10.30 to the
                              Registrant's Form 10-K dated March 31, 1999 (SEC
                              File No. 000-24025) and incorporated herein by
                              reference.

             10.36    --      Consulting and Services Agreement dated
                              January 1, 1999 by and between the Company and
                              Healthcare Alliance, Inc., filed as Exhibit 10.31
                              to the Registrant's Form 10-K dated March 31,
                              1999 (SEC File No. 000-24025) and incorporated
                              herein by reference.


            10.37     --      Employment Agreement, dated as of May 12,
                              1999, between Walter J. Fritschner and the
                              Company, filed as Exhibit 10.1 to the
                              Registrant's Form 10-Q dated August 16, 1999 (SEC
                              File No. 000-24025) and incorporated herein by
                              reference.

             10.38    --      Severance and Bonus Agreement dated November
                              12, 1999 between the Company and Michael A.
                              Crouch, filed as Exhibit 10.1 to the Registrant's
                              Form 10-Q dated November 15, 1999 (SEC File No.
                              000-24025) and incorporated herein by reference.

             10.39    --      Severance and Bonus Agreement dated November
                              12, 1999 between the Company and Frank D.
                              DeBartola, filed as Exhibit 10.2 to the
                              Registrant's Form 10-Q dated November 15, 1999
                              (SEC File No. 000-24025) and incorporated herein
                              by reference.

             10.40    --      Severance and Bonus Agreement dated November
                              12, 1999 between the Company and L. Bruce Maloy,
                              filed as Exhibit 10.3 to the Registrant's Form
                              10-Q dated November 15, 1999 (SEC File No.
                              000-24025) and incorporated herein by reference.

             10.41    --      Severance and Bonus Agreement dated November
                              12, 1999 between the Company and Robert Singer,
                              filed as Exhibit 10.4 to the Registrant's Form
                              10-Q dated November 15, 1999 (SEC File No.
                              000-24025) and incorporated herein by reference.

             10.42    --      Employment Agreement dated as of December 15,
                              1999 between Robert M. Dodge and the Company.

             10.43   --       Lease Agreement dated August 17, 1998 between
                              HP Aviation, Inc. and the Company

             10.44   --       Agreement dated December 22, 1998 between Marshall
                              B. Hunt and William E. Peterson, Jr. and the Company

             21.1     --      Subsidiaries of the Company, filed as Exhibit 27.1
                              to the Registrant's Form 10-K dated March 31, 1999
                              (SEC File No. 000-24025) and incorporated herein
                              by reference.

             27.1     --      Financial Data Schedule (for SEC filing purposes only)


(b)      REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                                 HORIZON MEDICAL PRODUCTS, INC.

                                                 By:     /s/ MARSHALL B. HUNT
                                                    ---------------------------
                                                          Marshall B. Hunt
                                                       Chief Executive Officer


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

                   SIGNATURE                                         TITLE                              DATE
                   ---------                                         -----                              ----

              /s/ MARSHALL B. HUNT             Chairman, Chief Executive Officer                  March 29, 2000
   ----------------------------------------       and Director (Principal Executive Officer)
                Marshall B. Hunt


        /s/ WILLIAM E. PETERSON, JR.           President and Director                             March 29, 2000
   ----------------------------------------
            William E. Peterson, Jr.


                /s/ ROBERT M. DODGE            Chief Financial Officer (Principal Financial       March 29, 2000
   ----------------------------------------         and Principal Accounting Officer)
                Robert M. Dodge


                 /s/ ROBERT COHEN              Director                                           March 29, 2000
   ----------------------------------------
                  Robert Cohen


                  /s/ LYNN R. DETLOR           Director                                           March 29, 2000
   ----------------------------------------
                 Lynn R. Detlor


            /s/ ROBERT J. SIMMONS              Director                                           March 29, 2000
   ----------------------------------------
               Robert J. Simmons


             /s/ A. GORDON TUNSTALL            Director                                           March 29, 2000
   ----------------------------------------
               A. Gordon Tunstall

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders
Horizon Medical Products, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Horizon Medical Products, Inc. and subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Birmingham, Alabama                            /s/  PricewaterhouseCoopers, LLP

February 28, 2000, except for Note 6
  as to which the date is March 29, 2000

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1999

                                                                                         1998                  1999
                                                                                    -------------         -------------

                                    ASSETS
Current assets:
    Cash and cash equivalents                                                       $   6,232,215         $   1,991,427
    Accounts receivable - trade (net of allowance for doubtful accounts of
      $685,512 and $1,031,751 in 1998 and 1999, respectively)                          16,925,487            18,091,455
    Inventories                                                                        19,358,423            19,647,250
    Prepaid expenses and other current assets                                           1,636,779             1,262,611
    Income tax receivable                                                                                       953,055
    Deferred taxes                                                                        582,346             1,246,439
                                                                                    -------------         -------------
           Total current assets                                                        44,735,250            43,192,237
Property and equipment, net                                                             4,043,200             3,683,446
Intangible assets, net                                                                 55,494,414            55,259,193
Deferred taxes                                                                            116,970
Other assets                                                                              247,279               262,596
                                                                                    -------------         -------------

           Total assets                                                             $ 104,637,113         $ 102,397,472
                                                                                    =============         =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                                        $   9,775,420         $   5,861,935
    Accrued salaries and commissions                                                      257,341               203,415
    Accrued royalties                                                                     127,375               172,073
    Accrued interest                                                                      318,476               450,560
    Other accrued expenses                                                              1,413,216               820,227
    Income taxes payable                                                                1,343,473
    Current portion of long-term debt                                                   2,733,138             5,757,196
                                                                                    -------------         -------------
           Total current liabilities                                                   15,968,439            13,265,406
Long-term debt, net of current portion                                                 47,073,716            44,998,709
Other liabilities                                                                         164,152               157,282
Deferred taxes                                                                                                  907,079
                                                                                    -------------         -------------
           Total liabilities                                                           63,206,307            59,328,476
                                                                                    -------------         -------------
Commitments and contingent liabilities (Notes 9, 12, 13, and 15)
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding in 1998 and 1999
Common stock, $.001 par value per share; 50,000,000 shares authorized, 13,366,278
    shares issued and outstanding in 1998 and 1999                                         13,366                13,366
Additional paid-in capital                                                             51,826,125            51,826,125
Shareholders' notes receivable                                                           (425,553)             (452,581)
Accumulated deficit                                                                    (9,983,132)           (8,317,914)
                                                                                    -------------         -------------
           Total shareholders' equity                                                  41,430,806            43,068,996
                                                                                    -------------         -------------

           Total liabilities and shareholders' equity                               $ 104,637,113         $ 102,397,472
                                                                                    =============         =============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                                                    1997                1998                  1999
                                                               -------------        -------------        -------------

Net sales                                                      $  15,798,123        $  39,399,361        $  75,370,657
Cost of goods sold                                                 6,273,418           19,932,953           48,010,817
                                                               -------------        -------------        -------------
        Gross profit                                               9,524,705           19,466,408           27,359,840
Selling, general and administrative expenses                       6,475,827           13,597,097           20,146,901
                                                               -------------        -------------        -------------
        Operating income                                           3,048,878            5,869,311            7,212,939
                                                               -------------        -------------        -------------
Other income (expense):
    Interest expense                                              (3,970,734)          (3,103,222)          (4,140,134)
    Accretion of value of put warrant repurchase
      obligation (Note 9)                                         (8,000,000)
    Other income                                                      69,727               46,262               99,038
                                                               -------------        -------------        -------------
                                                                 (11,901,007)          (3,056,960)          (4,041,096)
                                                               -------------        -------------        -------------
        Income (loss) before income taxes and
           extraordinary items                                    (8,852,129)           2,812,351            3,171,843
Provision for income taxes                                           319,831            1,780,649            1,506,625
                                                               -------------        -------------        -------------
        Income (loss)  before extraordinary items                 (9,171,960)           1,031,702            1,665,218
Extraordinary gain on early extinguishment of
    put feature (Note 9)                                                                1,100,000
Extraordinary losses on early extinguishments of
    debt, net of income tax benefit of $53,330
    (Notes 6 and 13)                                                                      (83,414)
                                                               -------------        -------------        -------------

        Net income (loss)                                      $  (9,171,960)       $   2,048,288        $   1,665,218
                                                               =============        =============        =============

Net income (loss) per share before extraordinary
    items - basic and diluted                                  $        (.97)       $         .08        $         .12
                                                               =============        =============        =============

Net income (loss) per share - basic and diluted                $        (.97)       $         .17        $         .12
                                                               =============        =============        =============

Weighted average common shares outstanding-basic                   9,419,450           12,187,070           13,366,278
                                                               =============        =============        =============

Weighted average common shares outstanding-diluted                 9,419,450           12,412,394           13,372,571
                                                               =============        =============        =============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                             Number              Additional    Shareholders'
                                               of        Common    Paid-In        Notes         Accumulated
                                             Shares      Stock     Capital      Receivable        Deficit           Total
                                           ----------    -----    ---------    ------------     ------------     ------------

Balance, December 31, 1996                    101,919  $   102  $   915,088    $   (371,497)    $ (2,459,460)    $ (1,915,767)
Net increase in shareholders' notes
    receivable                                                                      (27,028)                          (27,028)
Repurchase of stock warrants (Note 6)                                                               (400,000)        (400,000)
Contributed services (Note 12)                                      365,000                                           365,000
Net loss                                                                                          (9,171,960)      (9,171,960)
Issuance of shares to effect a stock split
    (Note 8)                                9,317,531    9,317      (9,317)
                                           ----------  -------  -----------    ------------     ------------     ------------

Balance December 31, 1997                   9,419,450    9,419    1,270,771        (398,525)     (12,031,420)     (11,149,755)
Issuance of common stock                    3,120,950    3,121   39,907,591                                        39,910,712
Net increase in shareholders' notes
    receivable                                                                      (27,028)                         (27,028)
Contributed services (Note 12)                                       91,250                                            91,250
Consulting services (Note 12)                  45,328       45      657,211                                           657,256
Exercise of warrants (Note 9)                 780,550      781         (698)                                               83
Extinguishment of put feature (Note 9)                            9,900,000                                         9,900,000
Net income                                                                                         2,048,288        2,048,288
                                           ----------  -------  -----------    ------------     ------------     ------------

Balance, December 31, 1998                 13,366,278   13,366   51,826,125        (425,553)      (9,983,132)      41,430,806
Net increase in shareholders' notes
    receivable                                                                      (27,028)                          (27,028)
Net income                                                                                         1,665,218        1,665,218
                                           ----------  -------  -----------    ------------     ------------     ------------
Balance, December 31, 1999                 13,366,278  $13,366  $51,826,125    $   (452,581)    $ (8,317,914)    $ 43,068,996
                                           ==========  =======  ===========    ============     ============     ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                                                              1997                  1998                  1999
                                                                         -------------         -------------         -------------
Cash flows from operating activities:
    Net income (loss)                                                    $  (9,171,960)        $   2,048,288         $   1,665,218
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Loss on disposal of fixed assets                                                                                       4,750
      Extraordinary losses on early extinguishments of debt                                          136,744
      Extraordinary gain on early extinguishment of put feature                                  (1,100,000)
      Depreciation                                                             199,450               487,674               766,063
      Amortization                                                           1,009,180             1,787,964             2,907,011
      Amortization of discount                                               2,160,153             1,266,319
      Accretion of value of put warrant repurchase obligation                8,000,000
      Deferred income taxes, net change                                        (90,299)              200,330               359,956
      Non-cash officer compensation                                            365,000                91,250
      Non-cash consulting expense                                                                    657,256
      Non-cash increase in notes receivable - shareholders                     (27,028)              (27,028)              (27,028)
      (Increase) decrease in operating assets, net:
        Accounts receivable - trade                                           (947,075)           (4,436,228)           (1,165,968)
        Inventories                                                            183,557            (4,718,470)             (440,172)
        Prepaid expenses and other assets                                     (205,585)            1,221,005               474,344
        Income tax receivable                                                                                             (953,055)
      Increase (decrease) in operating liabilities:
        Accounts payable - trade                                               858,734             5,201,530            (3,913,485)
        Income taxes payable                                                   409,726               933,747            (1,343,473)
        Accrued expenses and other liabilities                                 (49,569)           (4,483,751)             (748,230)
                                                                         -------------         -------------         -------------
           Net cash provided by (used in) operating activities               2,694,284              (733,370)           (2,414,069)
                                                                         -------------         -------------         -------------
Cash flows from investing activities:
    Capital expenditures                                                      (899,563)           (1,845,561)             (369,339)
    Change in other nonoperating assets, net                                                        (120,666)              (84,159)
    Payment for acquisitions, net of cash acquired                         (19,500,000)          (36,120,798)           (1,400,000)
                                                                         -------------         -------------         -------------
           Net cash used in investing activities                           (20,399,563)          (38,087,025)           (1,853,498)
                                                                         -------------         -------------         -------------
Cash flows from financing activities:
    Debt issue costs                                                          (674,750)             (293,916)
    Cash overdraft                                                             (31,637)
    Proceeds from issuance of long-term debt                                23,500,000            41,812,039             2,906,000
    Principal payments on long-term debt                                    (2,012,163)          (27,305,465)           (2,879,221)
    Payment of acquired debt                                                                     (10,000,000)
    Payment of non-compete and consulting agreements                                              (1,964,767)
    Proceeds from issuance of common stock                                                        39,910,712
    Proceeds from exercise of warrants                                                                    83
    Payment for warrants                                                      (400,000)
                                                                         -------------         -------------         -------------
           Net cash provided by financing activities                        20,381,450            42,158,686                26,779
                                                                         -------------         -------------         -------------

           Net increase (decrease) in cash and cash equivalents              2,676,171             3,338,291            (4,240,788)
Cash and cash equivalents, beginning of year                                   217,753             2,893,924             6,232,215
                                                                         -------------         -------------         -------------

Cash and cash equivalents, end of year                                   $   2,893,924         $   6,232,215         $   1,991,427
                                                                         =============         =============         =============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                               $   1,739,992         $   1,335,405         $   4,001,207
                                                                         =============         =============         =============

    Cash paid for taxes                                                                        $     587,019         $   3,536,799
                                                                                               =============         =============

See Notes 14 and 15 for additional supplemental disclosures of cash flow information.

             The accompanying notes are an integral part of these
                      consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


1.       DESCRIPTION OF BUSINESS

         Horizon Medical Products, Inc. and subsidiaries (the "Company"), headquartered in Manchester, Georgia, is a specialty medical device company focused on manufacturing and marketing vascular access products and the distribution of specialty medical products. The Company manufactures, markets and distributes four product categories:
         (i) implantable vascular access ports, tunneled catheters and stem cell transplant catheters, which are used primarily in cancer treatment protocols for the infusion of highly concentrated toxic medications (such as chemotherapy agents, antibiotics or analgesics) and blood samplings; (ii) acute and chronic hemodialysis catheters, which are used primarily in treatments of patients suffering from renal failure; (iii) embolectomy catheters and carotid shunts, utilizing the Company's balloon technology for endarectomy procedures; and (iv) specialty devices used primarily in general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of significant accounting policies utilized in the consolidated financial statements which were prepared in accordance with generally accepted accounting principles.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements and notes thereto include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         REVENUE RECOGNITION - Revenue from product sales is recognized upon shipment to customers. Provisions for discounts, rebates to customers, returns and other adjustments are provided for in the period the related sales are recorded.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

         INVENTORIES - Purchased finished goods are stated at the lower of cost or market using the specific identification method for determining cost. Raw materials, work in process, and manufactured ports and catheters are stated at the lower of average cost or market using the first-in, first-out method for determining costs.

         PROPERTY AND EQUIPMENT - Property and equipment are carried at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred; betterments that materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the related gain or loss on such dispositions is recognized currently. Depreciation is calculated using the straight-line method or double declining balance method over the estimated useful lives of the property and equipment. The lives of the assets range from five to seven years for equipment, five to ten years for improvements, and primarily 31.5

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


         years for buildings. Property and equipment acquired under capital lease agreements are carried at cost, less accumulated depreciation. These assets are depreciated in a manner consistent with the Company's depreciation policy for purchased assets.

         INTANGIBLE ASSETS - Goodwill, the excess of purchase price over the fair value of net assets acquired in purchase transactions, is being amortized on a straight-line basis over periods ranging from 15 to 30 years. Amounts paid or accrued for non-compete and consulting agreements are amortized using the straight-line method over the term of the agreements. Patents are amortized on a straight-line basis over the remaining lives of the related patents at the date of acquisition, which range from 12 to 15 years. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the estimated term of the related debt issues.

         LONG-LIVED ASSETS - The Company evaluates long-lived assets and certain identifiable intangibles held and used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on undiscounted future projected cash flows of the asset or asset group. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the assets. Fair value is generally determined by discounting future projected cash flows of the asset or asset group under review.

         In accordance with Accounting Principles Board Opinion ("APB") No. 17, Intangible Assets, the recoverability of goodwill not identified with assets subject to an impairment loss is reviewed for impairment, on an acquisition by acquisition basis, whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future discounted cash flows for the applicable acquisition. The Company believes this discounted cash flow approach approximates fair market value. There were no such losses recognized during the years ended December 31, 1997, 1998 and 1999.

         RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense as incurred and were approximately $7,000, $412,000, and $0 in 1997, 1998 and 1999, respectively.

         DERIVATIVE FINANCIAL INSTRUMENTS - The Company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt. The differential is accrued as interest rates change and recognized over the life of the cap as adjustments to interest expense.

         INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


       The amounts recognized are based on enacted tax rates in effect in the years in which the differences are expected to reverse. The Company's deferred tax assets and liabilities relate primarily to differences in the book and tax bases of allowances for doubtful accounts, inventory and inventory reserves, property and equipment, and intangible assets.

       STOCK-BASED COMPENSATION - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under the provisions of APB No. 25, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. An award to employees which requires or can compel the Company to settle such award in cash (such as stock appreciation rights) is accounted for as a liability. The amount of the liability for such an award is measured each period based on the settlement value with changes in such value recorded as compensation cost over the service period.

       Stock based transactions with other than employees are measured at fair value and are reported as expense or an exchange of assets, as appropriate, under the provisions of SFAS No. 123.

       EARNINGS PER SHARE - The calculation of basic earnings per share only takes into consideration income (loss) available to common shareholders and the weighted average of shares outstanding during the period, while diluted earnings per share takes into effect the impact of all additional common shares that would have been outstanding if all potential common shares related to options, warrants, and convertible securities had been issued, as long as their effect is dilutive.

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

       RECLASSIFICATIONS - Certain reclassifications have been made to previous years' consolidated financial statements to make them comparable to the current year presentation. These reclassifications had no impact on previously reported net (loss) income or shareholders' equity.

       RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


       Deferral of the Effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 as amended by SFAS No. 137 to have a material impact on the consolidated financial statements.

3.     INVENTORIES

       A summary of inventories at December 31 is as follows:


                                                                                        1998                  1999
                                                                                    -------------         -------------

       Raw materials                                                                $   5,336,210         $   5,551,390
       Work in process                                                                  1,984,133             3,943,563
       Finished goods                                                                  12,797,898            11,260,057
                                                                                    -------------         -------------
                                                                                       20,118,241            20,755,010
       Less inventory reserves                                                            759,818             1,107,760
                                                                                    -------------         -------------

                                                                                    $  19,358,423         $  19,647,250
                                                                                    =============         =============


4.     PROPERTY AND EQUIPMENT

       A summary of property and equipment at December 31 is as follows:

                                                                                        1998                   1999
                                                                                    -------------         -------------

        Building and improvements                                                   $   1,965,874         $   2,088,198
        Office equipment                                                                1,781,841             1,661,225
        Plant equipment                                                                 1,101,991             1,433,536
        Transportation equipment                                                           75,305               145,287
                                                                                    -------------         -------------
                                                                                        4,925,011             5,328,246
        Less accumulated depreciation                                                     881,811             1,644,800
                                                                                    -------------         -------------

                                                                                    $   4,043,200         $   3,683,446
                                                                                    =============         =============


       As of December 31, 1998 and 1999, the Company had capitalized computer software costs of approximately $133,500 and $149,000, respectively. Depreciation expense associated with capitalized costs was approximately $1,000, $26,700 and $55,000 in 1997, 1998 and 1999, respectively.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


5.   INTANGIBLE ASSETS

     A summary of intangible assets at December 31 is as follows:


                                                   1998                1999

         Goodwill                              $47,168,853         $49,590,643
         Patents                                 8,284,656           8,284,656
         Non-compete and consulting agreements   1,850,592           2,100,592
         Debt issuance costs                       297,917             297,917
         Other                                     449,286             449,286
                                               -----------         -----------
                                                58,051,304          60,723,094
         Less accumulated amortization           2,556,890           5,463,901
                                               -----------         -----------
                                               $55,494,414         $55,259,193
                                               ===========         ===========



     The expected amortization charges related to these intangibles are as follows:


                        2000                         $ 2,838,995
                        2001                           2,716,981
                        2002                           2,660,458
                        2003                           2,400,439
                        2004                           2,371,791
                        Thereafter                    42,270,529
                                                     -----------
                                                     $55,259,193
                                                     ===========


6.   LONG-TERM DEBT

     In connection with the acquisition of Strato/Infusaid Inc. ("Strato") discussed in Note 15, the Company entered into a $26.5 million Credit Facility with Banc of America Commercial Finance Corporation, formerly known as NationsCredit Commercial Corporation, ("Banc of America"), on July 15, 1997 (the "Credit Facility"). In addition to the acquisition of Strato, the Company used proceeds from the Credit Facility to retire existing debt and to purchase the warrants issued in connection with a previous debt agreement (the "Sirrom Note") from Sirrom thereby terminating all of Sirrom's rights under the warrants. This purchase resulted in a direct charge to the Company's accumulated deficit. Banc of America also effectively purchased the $1,500,000 Sirrom Note from Sirrom. The Sirrom Note bore interest at the rate of 13.75% per annum and was to mature September 25, 2000.

     In conjunction with the financing, the Company issued a warrant to Banc of America to acquire shares of non-voting Class B common stock of the Company, which then represented 15% of the outstanding common shares of the Company. The number of shares subject to such warrant was to be reduced as follows: (1) to 7.5% of the outstanding common shares of the Company on a fully diluted basis in the event the Company completed an initial public

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


     offering for its shares prior to January 1, 1999 (where the net proceeds to the Company were in excess of $25 million) or achieved minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") of not less than $10 million for its 1998 fiscal year. The warrant, which included a put feature (see Note 9), was exercisable at $.0l per share pursuant to the warrant agreement and was to expire on July 15, 2007.

     In April 1998, all amounts outstanding under the Company's Credit Facility and the Sirrom Note were paid off with the proceeds from the Company's initial public offering ("IPO") of its common stock (see Note 8). As a result, the Company recorded an extraordinary loss on the early extinguishment of debt of $15,711, net of income tax benefit of $10,045. Banc of America exercised its warrants immediately prior to the IPO and sold the related shares in the offering as well.

     The Company entered into a new $50 million amended and restated credit facility (the "New Credit Facility") with Banc of America on May 26, 1998 to be used for working capital purposes (the "Working Capital Loans") and to fund future acquisitions (the "Acquisition Loans"). The New Credit Facility provides a sublimit of $10 million as it relates to the Working Capital Loans. The Working Capital Loans and the Acquisition Loans are collectively referred to herein as the Revolving Credit Loans. The availability of funds under the Acquisition Loans terminates on May 26, 2000, and the New Credit Facility expires on July 1, 2004. In addition, the Company had outstanding standby letters of credit of $7,682,110 and $4,800,000 at December 31, 1998 and 1999, respectively. These letters of credit, which have terms through January 2002, collateralize the Company's obligations to third parties in connection with acquisitions.

     Amounts outstanding under the Acquisition Loans are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. Amounts outstanding under the Working Capital Loans are due on July 1, 2004. As of December 31, 1998 and 1999, $5,000,000 and $5,500,000, respectively, were outstanding under the Working Capital Loans and $37,037,039 and $39,476,264, respectively, were outstanding under the Acquisition Loans.

     Subject to certain limitations, amounts outstanding under the Revolving Credit Loans may be prepaid at the Company's option. Further, amounts outstanding under the Revolving Credit Loans are mandatorily prepayable annually in an amount equal to 50% of the Excess Cash Flow for such year, as defined in the agreement, beginning with fiscal year December 31, 2000, as well as upon the occurrence of certain other events as defined in the Agreement.

     Through June 30, 1999, the New Credit Facility bore interest, at the option of the Company, at the Index Rate, as defined in the agreement, plus 3.25%; adjusted LIBOR, as defined in the agreement, plus 3.25%; or Bank of America, N.A.'s prime rate plus .5%. At December 31, 1998, the Company's interest rate was based on the Index Rate with a resulting interest rate of 8.1701%. Effective July 1, 1999, the New Credit Facility bears interest, at the option of the Company, at the Index Rate plus an applicable margin ranging from 3.50% to 4.00%; adjusted LIBOR plus an applicable margin ranging from 3.50% to 4.00%; or Bank of America, N.A.'s

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


     prime rate plus an applicable margin ranging from 0.75% to 1.25%. The applicable margin applied is based on the Company's leverage ratio, as defined in the agreement. At December 31, 1999, the Company's interest rate was based on the Index Rate with a resulting rate of 9.5152%.

     The Company has entered into an interest rate cap agreement with Banc of America. The Company utilizes the interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt. The interest rate cap agreement entitles the Company to receive from Banc of America the amounts, if any, by which the floating rate, as defined in the agreement, exceeds the strike rates (or cap rates) stated in the agreement. At December 31, 1998 and 1999, the Company had an interest rate cap with a notional amount of $13,312,500 and $11,062,500, respectively. Under this agreement, the interest rate on the notional amount is capped at 8.8%. The agreement matures in October 2002. The Company has received no payments from Banc of America under the agreement during 1998 and 1999.

     The New Credit Facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .375%, as well as a letter of credit fee payable quarterly, in arrears, at a rate of 2%. Both fees are based on a defined calculation in the agreement. In addition, the New Credit Facility requires an administrative fee in the amount of $30,000 to be paid annually.

     The Company's New Credit Facility contains certain restrictive covenants that require minimum net worth and EBITDA thresholds as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. The Company is in compliance with or has received appropriate waivers of these covenants.

         On March 29, 2000, the New Credit Facility was amended to adjust certain of the financial ratio covenants and increase the Company's interest rate one-half of one-percent.

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


     At December 31, long-term debt consists of the following:


                                                                                             1998            1999
       New Credit Facility, including acquisition obligations supported by
           letters of credit                                                              $49,237,039    $49,776,264

       Note payable for the purchase of IFM requiring monthly payments of
           approximately $26,780 through November 1999, including interest at 9%              302,034

       Obligation for the purchase of CVS, due in September 2000                              225,000        225,000

       Notes payable for the additional Stepic purchase payment, bearing interest at a fixed rate of 11%, interest and principal payable
           through April 2000                                                                                633,464

       Note payable, bearing interest at a fixed rate of 7.9%, interest and principal
           payable monthly through May 2000                                                     5,514          1,433

       Note payable, bearing interest at a fixed rate of 8.25%, interest and principal
           payable monthly through June 2004                                                                  27,947

       Note payable, bearing interest at a fixed rate of 0.90%, interest and principal
           payable monthly through January 2003                                                               19,464

       Miscellaneous capital lease obligations for office equipment, requiring monthly payments ranging from $133 to $2,729, bearing interest at rates from 7.65% to 9.25%, and maturing at various dates through 2004
           These obligations are collateralized by equipment with a net book value of approximately $89,000 and $110,000 at December 31, 1998 and 1999,
           respectively                                                                        37,267         72,333
                                                                                          -----------    -----------
                                                                                           49,806,854     50,755,905
       Less current portion                                                                 2,733,138      5,757,196
                                                                                          -----------    -----------
                                                                                          $47,073,716    $44,998,709
                                                                                          ===========    ===========


     Future maturities of long-term debt are as follows:


                 2000                                  $ 5,757,196
                 2001                                   14,497,814
                 2002                                   11,708,654
                 2003                                   11,379,155
                 2004                                    7,413,086
                                                       -----------
                                                       $50,755,905
                                                       ===========

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


7.   INCOME TAXES

     The components of the provision (benefit) for incomes taxes consist of the following:


                                                    1997           1998             1999
Current:
    Federal                                      $ 681,209      $1,301,484      $  732,556
    State                                          102,237         278,835         251,427
                                                 ---------      ----------      ----------
                                                   783,446       1,580,319         983,983
Deferred tax (benefit) expense                     (90,299)        200,330         522,642
                                                 ---------      ----------      ----------
                                                   693,147       1,780,649       1,506,625
Change in valuation allowance                     (373,316)
                                                 ---------      ----------      ----------
Provision for income taxes before
    extraordinary items                            319,831       1,780,649       1,506,625
Income tax benefit of extraordinary items                          (53,330)
                                                 ---------      ----------      ----------

      Total                                      $ 319,831      $1,727,319      $1,506,625
                                                 =========      ==========      ==========


     Deferred tax assets and liabilities at December 31, 1998 and 1999 are comprised of the following:


                                                            1998              1999

     Deferred tax assets:
         Allowance for doubtful accounts and returns     $ 225,129        $  433,748
         Inventory and inventory reserve                   357,217           812,691
         Intangible assets                                 289,934
                                                         ---------        ----------
             Total gross deferred tax assets               872,280         1,246,439

     Deferred tax liabilities:
         Intangible assets                                                  (798,008)
         Property and equipment                           (172,964)         (109,071)
                                                         ---------        ----------
             Net deferred tax asset                      $ 699,316        $  339,360
                                                         =========        ==========

     No valuation allowance has been recorded against the deferred tax assets at December 31, 1998 and 1999 as the Company believes that it is more likely than not that all of the net deferred tax assets will be realized through carrybacks to years in which it paid tax or through future taxable income.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


     The provision for income taxes differs from the amount which would be computed by applying the federal statutory rate of 34% to income (loss) before income taxes and extraordinary items as indicated below:


                                                                                        1997            1998         1999

     Income tax provision (benefit) at statutory federal income
           tax rate                                                                 $(3,009,724)    $  956,199    $1,078,426
     Increase (decrease) resulting from:
         Non-deductible meals and entertainment expense                                  28,698         39,282        38,110
         State income taxes                                                              64,353        208,052       253,952
         Non-deductible interest and accretion of put warrant
           repurchase obligation                                                      3,343,333        396,667
         Non-deductible amortization of goodwill                                         59,985        136,309       136,137
         Non-deductible officer compensation                                            124,100         31,025
         Change in valuation allowance                                                 (373,316)
         Other, net                                                                      82,402         13,115
                                                                                    -----------     ----------    ----------
             Provision for income taxes before extraordinary items                  $   319,831     $1,780,649    $1,506,625
                                                                                    ===========     ==========    ==========


8.   COMMON AND PREFERRED STOCK

     The Company sold 3,120,950 shares of common stock for $14.50 per share in April 1998 in connection with the IPO of its common stock. In anticipation of the IPO, the Company's Board of Directors increased the number of authorized common shares to 50,000,000. In addition, immediately prior to the IPO, the Company effected an approximate 92.42-for-one stock split. The par value of the common stock remained unchanged. All share and per share amounts herein reflect the stock split.

     The Company has 5,000,000 shares of preferred stock authorized for issuance. The preferences, powers, and rights of the preferred stock are to be determined by the Company's Board of Directors. None of these shares is issued and outstanding.


9.   COMMON STOCK WARRANTS

     As discussed in Note 6, in connection with the Credit Facility, the Company issued a warrant to Banc of America to acquire shares of non-voting Class B common stock, representing 15% of outstanding shares. This percentage reduced to 7.5% under certain conditions including completion of an initial public offering by the Company prior to January 1, 1999, whereby the net proceeds were in excess of $25 million. The warrant also contained a put feature that allowed the holder to put the warrant to the Company for cash at an amount calculated as the greater of several financial tests and at dates which varied as to actions of the Company, the earliest of which was repayment of the associated debt or July 15, 2001. Further, the related warrant contained antidilution provisions. Banc of America exercised all of its warrants immediately prior to the IPO and sold the related shares in the offering. As a result, there are no remaining outstanding warrants with Banc of America.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


     The Company recorded the estimated value of the warrant with the put feature on July 15, 1997 of $3,000,000 as a discount to the related debt and as a put warrant repurchase obligation. Subsequent to issuance of the warrant, the Company's operations and other factors indicated that an initial public offering of stock could be pursued, and the Company began intense efforts to accomplish such an offering. The Company and its prospective underwriters anticipated a public offering in April 1998. A portion of the proceeds were to be used to pay off the Credit Facility as required by the credit agreement upon successful completion of an initial public offering. Additionally, the integration of Strato, medical device market trends, and potential access to the public capital markets led management to believe the estimated value of the put warrants had increased. Therefore, the value assigned to such put warrant was recorded at $11,000,000 at December 31, 1997. The change in value from the date of issue of $8,000,000 was recorded as non-cash expense for the accretion of value of put warrant repurchase obligation in the accompanying consolidated statement of operations for the year ended December 31, 1997. Additionally, due to the expected date of debt repayment of April 1998, the debt discount established at issue date and the associated debt issue costs were amortized over a nine month period beginning July 15, 1997. This amortization resulted in charges to interest expense of approximately $2,300,000 and $1,447,000 in 1997 and 1998, respectively, resulting in an effective rate of interest on the underlying debt of approximately 31% (exclusive of the $8,000,000 put warrant charges).

     Effective January 29, 1998, Banc of America and the Company amended the warrant agreement such that Banc of America's right to put the warrant to the Company for cash was rescinded. This rescission constituted a forgiveness of the put obligation estimated at $1,100,000 which was recorded as an extraordinary gain at the date of rescission, and the net recorded value of the warrant of $9,900,000 was reclassed to additional paid-in capital.

     In connection with the Premier Purchasing Partners, L.P. ("Premier") Agreement discussed in Note 12, the Company entered into a related warrant agreement during 1998 with Premier (the "Warrant Agreement") pursuant to which the Company has granted Premier a warrant to acquire up to 500,000 shares of the Company's common stock for $14.50 per share. Shares of common stock issuable under such warrant will vest annually in increments of 100,000 only upon the achievement of certain specified minimum annual sales (the "Minimum Annual Sales Targets") and/or minimum cumulative sales (the "Cumulative Sales Targets") of the Company's products to participating Premier hospitals. The vesting of the warrant will automatically accelerate in any given year in the event that both the Minimum Annual Sales Targets and Cumulative Sales Targets with respect to such year are achieved. The right to purchase shares of the Company's common stock under the Warrant Agreement vesting at the end of the first year of the Warrant Agreement (June 30, 1999) if earned, will become exercisable on the third anniversary of such date. Rights vesting in subsequent years will become exercisable one year after their respective vesting dates. All unexercised warrants will expire on the fifth anniversary of their respective vesting dates. No warrants were earned during the first year of the Warrant Agreement, and none of these warrants are vested or exercisable as of December 31, 1999. The Company will record the estimated fair value of the warrant and related expense as the warrant is earned, as previously discussed, in accordance with SFAS No. 123.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


10.  STOCK-BASED COMPENSATION

     Pursuant to the Company's 1995 Stock Appreciation Rights ("SAR") Plan, the Company granted SARs to eligible employees and eligible sales representatives based on their achievement of certain performance targets. Upon consummation of the Company's IPO, 99,600 SARs were outstanding. At that time, (i) all outstanding SARs were canceled, (ii) options to purchase shares of the Company's common stock (the "SAR Conversion Options") were granted to holders of SARs who were employed by the Company, and (iii) cash compensation equal to one dollar was due to be paid for each SAR held by persons who were no longer employed by the Company upon the Company's IPO as defined in the SAR Plan. In connection with the IPO, 84,100 SAR Conversion Options were granted and none of the remaining 15,500 units were eligible for payment. The SAR Conversion Options will become exercisable in increments of 25% per year over four years beginning one year from the date of issue at an exercise price of $14.50.

     Transactions under the SAR Plan are summarized as follows for the years ended December 31:

                                                1997           1998

        Outstanding, beginning of year       $ 40,900       $ 99,600
            Granted (at $1.00 per unit)        64,200
            Canceled                           (5,500)       (99,600)
                                             --------       --------
                                             $ 99,600       $     --
                                             ========       ========


     The cumulative expense recorded by the Company with respect to the SAR Plan through December 31, 1997 was approximately $35,000.

     In conjunction with the Company's IPO, options for 144,100 shares of common stock, including the 84,100 SAR Conversion Options, were granted at $14.50 per share. The options generally become exercisable over periods ranging from three to four years, except for 10,000 options granted that vested immediately, and expire ten years from the grant date.

     During 1998, the Company's Board of Directors approved the Stock Incentive Plan for key employees and outside directors (the "Incentive Plan") which provides for the grant of incentive stock options, restricted stock, stock appreciation rights, or a combination thereof, as determined by the Compensation Committee of the Board of Directors. Only non-incentive stock options may be granted to outside directors under the Incentive Plan. Under the Incentive Plan, 500,000 shares of the Company's common stock have been reserved for issuance. Options under the Incentive Plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


     Transactions under the Incentive Plan are summarized as follows:


                                                                                           WEIGHTED
                                                                        RANGE OF           AVERAGE
                                                       NUMBER OF        EXERCISE           EXERCISE
                                                        OPTIONS          PRICES             PRICE
                                                        -------          ------             -----
       Options outstanding, January 1, 1998
           Granted                                      196,700       $1.875-$15.50        $ 13.80
           Canceled                                     (11,850)      $1.875-$14.625       $  9.97
                                                        -------

       Options outstanding, December 31, 1998           184,850       $1.875-$15.50        $ 14.04
           Granted                                      269,275       $2.688-$7.00         $  4.808
           Canceled                                     (92,850)      $1.875-$14.625       $  6.33
                                                        -------

       Options outstanding, December 31, 1999           361,275       $1.875-$15.50        $  9.14
                                                        =======

     The weighted average fair value of options granted during 1998 and 1999 was $12.38 and $3.63, respectively.

     The following table summarizes information about options outstanding at December 31, 1999.


                                 OPTIONS OUTSTANDING
        ---------------------------------------------------------------------
                                               WEIGHTED
                                                AVERAGE
                                               REMAINING
        EXERCISE            NUMBER            CONTRACTUAL           NUMBER
         PRICE           OUTSTANDING             LIFE             EXERCISABLE
        --------         -----------          -----------         -----------

         $14.500            143,575               8.67              46,727
         $15.500             10,000               8.67               3,333
         $14.625              5,000               8.67               1,250
         $13.750             10,100               8.58               2,525
          $9.250              5,000               8.33               1,250
          $1.875              4,000               8.17               1,000
          $7.000             30,000               9.04
          $7.375              5,000               9.07
          $6.250             15,600               9.14
          $4.063             22,500               9.67
          $4.500             25,500               9.82               5,000
          $3.375             30,000               9.92
          $2.750              5,000               9.96
          $2.688             50,000               9.97
                            -------                                -------
                            361,275                                 61,085
                            =======                                =======

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


     The Company applies APB No. 25 and related interpretations in accounting for awards under its Incentive Plan. Accordingly, no compensation expense has been recognized for its Incentive Plan. Had compensation expense for the Company's Incentive Plan been determined based on the fair value at the grant dates for awards under the Incentive Plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                                       1998            1999
       Net income:
           As reported                              $2,048,288      $1,665,218
           Pro forma                                $1,798,423      $1,235,470

       Net income per share - basic and diluted:
           As reported                              $     0.17      $     0.12
           Pro forma                                $     0.15      $     0.09


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

     The Company elected to use the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following weighted average assumptions were used to derive the fair values:

                                            1998                1999

       Dividend yield                        0.0%               0.0%
       Expected life (years)                   7                  7
       Expected volatility                114.00%             97.10%
       Risk free interest rate              5.54%              5.15%

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



11.   EARNINGS (LOSS) PER SHARE

       A summary of the calculation of basic and diluted earnings per share ("EPS") for the years ended December 31, 1997, 1998, and 1999 is as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                            ----------------------------------------------------
                                                NET LOSS             SHARES           PER SHARE
                                               (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                            ---------------     ---------------      -----------
EPS - basic and diluted                     $   (9,171,960)         9,419,450        $     (0.97)
                                            ===============     ===============      ===========


                                                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                            ----------------------------------------------------
                                               NET INCOME            SHARES           PER SHARE
                                               (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                            ---------------     ---------------      -----------
EPS - basic                                 $    2,048,288           12,187,070      $      0.17
Effect of dilutive common shares:
    Stock options                                                       225,241
    Warrants                                                                 83
                                            ---------------     ---------------      -----------

      EPS diluted                           $    2,048,288           12,412,394      $      0.17
                                            ==============      ===============      ===========


                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                            ----------------------------------------------------
                                               NET INCOME            SHARES           PER SHARE
                                               (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                            --------------      ---------------      -----------
EPS - basic                                 $    1,665,218         13,366,278        $      0.12
Effect of dilutive common shares:
    Stock options                                                       6,293
                                            --------------      -------------        -----------

      EPS diluted                           $    1,665,218         13,372,571        $      0.12
                                            ==============      =============        ===========


       The EPS impact of the extraordinary items for the year ended December 31, 1998 was approximately $.09.

       The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $7.94 and $5.09 for the years ended December 31, 1998 and 1999, respectively.

       Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive. During the years ended December 31, 1998 and 1999, respectively, there were 180,350 options expiring in 2008 with exercise prices ranging from $9.25 to $15.50 and 228,275 options expiring in 2008 and 2009 with exercise prices ranging from $5.75 to $15.50, outstanding but were not included in the

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------

       computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares in the respective fiscal year. There were no options outstanding for the year ended December 31, 1997.

       The Company had warrants to purchase common stock outstanding in 1997. Warrants outstanding at December 31, 1997 (see Notes 6 and 9) were convertible to an estimated 765,000 shares (335,762 on a weighted average basis). Additionally, if included in the diluted EPS calculation, $8,000,000 would have been added to the numerator as expenses recorded in 1997 associated with the warrants. These calculations would also result in an antidilutive effect and, therefore, are excluded. Also as of December 31, 1997, a shareholder (Cordova) had antidilutive rights which called for a constant 1.99% ownership. Both the warrants (as discussed in Note 9) and Cordova's antidilution rights that were outstanding at December 31, 1997 were terminated in connection with the Company's IPO.

12.  RELATED-PARTY TRANSACTIONS

       The Company and Cardiac Medical, Inc. ("CMI") were related parties due to common stock ownership by certain officers and shareholders. The Company and CMI shared office space and certain administrative employees. The Company recorded expenses of $50,000 during 1997 related to these shared services. During 1998, the Company purchased from CMI the portion of the shared office space owned by CMI, as well as certain furnishings and equipment for approximately $584,000. CMI previously guaranteed the Sirrom Note; however, on July 15, 1997, in connection with the Credit Facility, Banc of America effectively purchased the Sirrom Note, and CMI's guarantee with respect thereto was terminated.

       The development of the Company's Manchester, Georgia facility was financed with approximately $705,000 in proceeds of an industrial development revenue bond issued by the Manchester Development Authority for the benefit of the Company. In connection with, and as a condition to such bond financing, the Company entered into an operating lease with the Manchester Development Authority. All payments due on the bonds have been and continue to be guaranteed, jointly and severally, by CMI and the former majority shareholders of the Company.

       The Company has unsecured loans to the former majority shareholders in the form of notes receivable in the amount of $337,837, plus accrued interest receivable of $87,716 and $114,744 at December 31, 1998 and 1999, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997 and are due September 2000 through October 2000. The Company recognized interest income of $27,028 during each of the three years in the period ending December 31, 1999 related to the notes. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets.

       Prior to April 1998, the CEO and the President of the Company did not draw a salary or other form of compensation from the Company. Estimated fair value compensation for 1997 and for the period January 1998 through March 1998 of $365,000 and $91,250, respectively, has been

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



       recorded in the consolidated financial statements of the Company with a corresponding credit to additional paid-in capital.

       The CEO and President of the Company each own a 50% interest in the capital stock of HP Aviation, Inc., an entity that provides the use of an airplane to the Company. During 1998 and 1999, the Company paid HP Aviation, Inc. approximately $38,900 and $104,100, respectively, for use of the airplane. In addition, the CEO and President of the Company each own a 50% interest in real estate property that is used by the Company for various management related functions. During 1998 and 1999, the Company paid these officers approximately $17,300 and $18,850, respectively, for use of the real estate property.

       On January 1, 1999, the Company amended its Consulting and Services Agreement with Healthcare Alliance (the "Alliance Agreement"), an affiliate of one of the Company's directors. The Alliance Agreement provides for (i) the payment to Healthcare Alliance of an annual consulting fee of $36,000; (ii) the payment to Healthcare Alliance of an annual performance incentive fee equal to 5% of any annual sales increase achieved by the Company that results from Healthcare Alliance's efforts; and (iii) the grant of options to purchase up to 1% of the Company's outstanding common stock, which will vest and become exercisable by Healthcare Alliance only if it procures group purchasing agreements with certain Group Purchasing Organizations ("GPOs") and the Company achieves certain levels of incremental sales revenue under its agreement with the particular GPO. Any options granted under provision (iii) will have an exercise price equal to the closing stock price of the Company's common stock on the effective date of the purchasing agreement. The Company incurred expense of $36,000 related to the annual consulting fee under the Alliance Agreement during each of the three years in the period ended December 31, 1999. In addition, the Company incurred incentive fees of approximately $45,300 during 1999 based on incremental annual sales achieved by the Company resulting from Healthcare Alliance's efforts. There were no incentive fee amounts paid during the years ended December 31, 1997 or 1998, nor were there any grants of Company stock options during the years ended December 31, 1997, 1998, or 1999 related to provision (iii) of the Alliance Agreement.

       In addition, under the amended agreement, the Company has granted an option to Healthcare Alliance for the purchase of 45,000 shares of common stock of the Company. Such options will become vested and exercisable by Healthcare Alliance only if the Company achieves certain amounts of incremental sales revenue under the Company's group purchasing agreement with Premier Purchasing Partners, L P., (the "Premier Agreement" - see below). The exercise price for these shares shall be the closing stock price of the Company's common stock on the day that the options vest. The options are exercisable for a period of five years upon vesting. None of the 45,000 options have vested as of December 31, 1999. The Alliance Agreement terminates on December 31, 2001. During 1998, the Company issued 45,328 shares of the Company's common stock to Healthcare Alliance in connection with the signing of the Premier Agreement. The Company recognized consulting expense of approximately $657,300 related to this transaction based on the fair value of the Company's stock of $14.50 per share at the time of issuance.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



       As discussed above and in Note 9, in 1998, the Company entered into an agreement with Premier, in which a warrant to purchase up to 500,000 shares of common stock was granted, subject to certain vesting requirements. One of the Company's board members served as president of Premier until December 1999.

       On May 8, 1997, the Company entered into an agreement (the "Agreement") with a director of the Company (the "Director") in which the Director was to provide acquisition consulting and related services to the Company. The Director receives a fee (the "General Consulting Fee") equal to 2.5% of the acquisition purchase price (i) payable by the Company with respect to a company acquired by the Company or (ii) payable to the Company or its shareholders in the event the Company is acquired. Such General Consulting Fee was conditioned upon, and was not payable until, there had occurred an initial public offering of the Company's capital stock or substantially all of the Company's business or outstanding shares of capital stock was acquired. Such General Consulting Fee was payable, at the Director's option, (i) in shares of the Company's common stock after an initial public offering; (ii) by the Company's issuance to the Director of warrants or options to purchase, at a nominal exercise price, that number of shares of common stock (valued at the IPO) which equaled the General Consulting Fee; (iii) in shares of an acquiring company, in the event the Company was acquired; or (iv) in cash. The Agreement also provided for payment to the Director for his services in connection with the Strato acquisition of $375,000 (the "Consulting Fee"). The Consulting Fee was payable upon the initial public offering at the option of the Director, in shares of the Company's stock or warrants or options to purchase, at a nominal exercise price, that number of shares of the common stock (valued at the initial public offering price) which equaled $375,000. The Agreement also provides for payment of $250,000 (the "Second Consulting Fee") to the Director for services provided in connection with a second strategic venture. The Second Consulting Fee is payable upon the completion of the second strategic venture and is payable in warrants or options to purchase, at a nominal exercise price, that number of shares of the Company's stock (valued at the initial public offering price) which equals $250,000. As of December 31, 1997, 1998, and 1999, no amounts have been earned by the Director relating to the Second Consulting Fee. Both the Consulting Fee and the Second Consulting Fee are to be in lieu of, and not in addition to, the General Consulting Fee.

       An affiliate of one of the Directors of the Company provided consulting services to the Company in 1997, 1998, and 1999, which were expensed in the amounts of approximately $235,700, $40,600, and $77,300, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

       Non-compete and consulting agreements related to the 1995 acquisition of Neostar Medical Technologies, Inc. ("Neostar") were paid in full during 1998 with proceeds from the Company's IPO. The total amount required to be paid was $1,876,078 per the terms of the non-compete and consulting agreements. The Company recorded an extraordinary loss on the early extinguishment of debt of $67,703, net of income tax benefit of $43,285 due to this repayment.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



       The Company leases its facility and certain equipment under operating lease agreements expiring in various years through 2010. Rent expense under various operating leases was approximately $85,000, $180,000, and $217,000 during the years ended December 31, 1997, 1998 and 1999, respectively. Approximate minimum future rental payments under noncancellable operating leases having remaining terms in excess of one year are as follows:

               2000                                  185,600
               2001                                  154,600
               2002                                  152,000
               2003                                  128,300
               2004                                  115,400
               Thereafter                            520,200
                                                 -----------

                                                 $ 1,256,100
                                                 ===========


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

       In September 1999, the Company identified a breach in the primary sterile barrier of a dialysis catheter kit. Further inspection revealed the breach was inherent in the packaging design, and the Company initiated a voluntary product recall. The Food and Drug Administration has approved the packaging rework procedures for the recalled kits, and product manufacturing resumed with a modified package design. Management believes the majority of the affected product has been returned. Expense associated with the recall was approximately $148,000 during 1999.

       The Company is party to license agreements with an individual (the "Licensor") for the right to manufacture and sell dual lumen fistula needles, dual lumen over-the-needle catheters, dual lumen chronic and acute catheters, and other products covered by the Licensor's patents or derived from the Licensor's confidential information. Payments under the agreement vary, depending upon the purchaser, and range from 9% to 15% of the Company's net sales of such licensed products. Such payments shall continue until the expiration date of each corresponding licensed patent right covering each product under the agreements. Payments under these license agreements totaled approximately $249,000, $439,000, and $448,000 in 1997, 1998, and 1999, respectively.

       On March 18, 1997, the Company entered into an agreement with a vascular access port manufacturer (the "Manufacturer") to allow for the eventual transfer of the manufacturing

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



       process of certain port models to the Company. The agreement requires the Company to purchase a minimum of 3,500 ports each year through 2002. To the extent that purchases exceed 4,000 in one contract year, such excess purchases may be applied to the following year's minimum commitment. As of December 31, 1999, the Company had made excess port purchases of approximately 7,900 units that were available to be applied to future years' purchase commitments. As of December 31, 1999, the Company has satisfied all criteria in the agreement to take over the manufacture of the ports with the payment of a royalty to the Manufacturer. Any royalty payments would be paid quarterly and will be calculated as forty percent of the difference between the Company's cost to manufacture the port and the Company's sales price, as defined in the agreement, for each port sold by the Company. The percentage used to calculate the royalty payments will decrease to 25% after the first year of manufacture by the Company. When the Company takes over manufacturing, the Company is required to buy the Manufacturer's inventory of related parts and finished ports at the Manufacturer's cost, including the Manufacturer's standard overhead charges.

       On June 27, 1997, the Company entered into a distribution agreement with an overseas distributor (the "Distributor") granting the Distributor exclusive distribution rights for one of the Company's hemodialysis catheter products in certain foreign territories. Under the agreement, the Distributor has agreed to purchase, and the Company has agreed to sell, a minimum number of units each year through May 2000. The agreement also contains a renewal clause allowing the Company to extend the agreement for an additional two years. The minimum commitments under the extended term would be subject to negotiation three months prior to the renewal date. In the event the Company and the Distributor cannot come to an agreement on the minimum commitments, the minimum commitments will be set at 105% of the commitment levels in year three for the first renewal year and 105% of the commitment level in the first renewal year for the second renewal year. As of December 31, 1999, neither company was in compliance with the distribution agreement. However, management does not believe there is any exposure as a result of these violations and is currently negotiating new terms with the distributor.

       In connection with the 1998 acquisition of IFM discussed in Note 15, the Company assumed certain license agreements (the "IFM Licensors") for the right to manufacture and sell certain medical instruments covered by the IFM Licensors' patents or derived from the IFM Licensors' confidential information. Payments under these agreements vary, depending on the individual products produced, and range from 1% to 5% of the Company's net sales of such licensed products. Such payments shall continue until the expiration of a fixed 20-year term or the expiration date of each corresponding licensed patent covering each product under the agreements. Payments under the license agreements totaled approximately $106,000 in 1999. The Company made no payments under these license agreements during 1998.

       Additionally, the Company has entered into a long-term manufacturing agreement (the "Manufacturing Agreement") with the seller of IFM (the "Seller"). The Manufacturing Agreement provides for the Seller to supply, and the Company to purchase, certain minimum levels of the Seller's products for a term of four years. The Manufacturing Agreement requires that the annual sales of the products to the Company shall equal at least $6,000,000 during

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



       each 12-month period under this Manufacturing Agreement. The Manufacturing Agreement is cancelable at the option of the Seller if the Company fails to meet the quotas required under the Manufacturing Agreement.

       On June 22, 1999, IFM notified the Company that the Company was in breach of the Manufacturing Agreement. IFM notified the Company that the Company was in violation of the payment provision contained in the Manufacturing Agreement, which calls for the Company to pay amounts due to IFM within 45 days of the date of each invoice. The total accounts payable due to IFM under the Manufacturing Agreement at December 31, 1999 was approximately $1,101,500. Additionally, IFM notified the Company that the Company was in violation of the Manufacturing Agreement due to the nonpayment of interest related to such past due accounts payable. In addition, IFM notified the Company that the Company was in breach for failing to provide a production schedule at the end of the first six month term of the Manufacturing Agreement and on a monthly basis thereafter. Finally, IFM notified the Company that the Company was in breach for the failure to provide packaging and labeling. The Company is in default under the Manufacturing Agreement. As a result, IFM may terminate the Manufacturing Agreement and may be entitled to receive an amount equal to (i) the direct costs incurred by IFM for all purchase orders committed for raw materials and components, (ii) the direct and indirect costs incurred by IFM for six months after such termination for labor utilized in the manufacture of the products, and (iii) the fixed facility costs incurred by IFM in connection with the manufacture of the products for the remainder of the term of the Manufacturing Agreement.

       The Company has continued to indicate to IFM that it will not be able to meet the minimum purchase requirements outlined in the Manufacturing Agreement. The Company is currently in negotiations with IFM to purchase the existing inventory, fixed assets, and leasehold improvements. The Company would assume responsibility for the plan and manufacturing of the IFM product line. The parties are currently operating under a verbal modification to the Manufacturing Agreement. Should the Company be unable to revise the Manufacturing Agreement to include acceptable terms or fail to continue to operate under the verbal modification to the Manufacturing Agreement, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's consolidated financial position and disrupt the Company's ability to obtain and sell the related products.

       On December 11, 1998, the Company entered into a long-term distribution agreement (the "Distribution Agreement") with a medical devices manufacturer. The Distribution Agreement provides for the distributor to supply, and the Company to purchase, certain minimum levels of vascular grafts for an initial term of three years. The Distribution Agreement may be automatically extended up to two additional years upon the achievement of annual minimum purchase targets as defined in the Distribution Agreement. The Distribution Agreement requires the Company to purchase a minimum of 4,500 units, 6,300 units and 8,800 units in the first 3 years, respectively, following December 11, 1998. The Distribution Agreement is cancelable at the option of the distributor if the Company fails to meet the quotas required under the Distribution Agreement.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



       The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to the distributors. As a result of these guarantees, the Company has accrued approximately $287,000 as of December 31, 1999 related to amounts to be rebated to the various distributors.

       The Company is party to numerous agreements which contain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events occur.

14.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       The following represent noncash activities for the years ended
December 31:



                                                                      1997            1998                1999
Short-term debt issued for certain prepaid insurance
    coverage                                                      $  161,719                          $  115,493
Increase to goodwill related to purchase price
    allocation                                                                     $   351,104        $  286,797
Note issued for purchase of transportation
    equipment                                                     $   11,641                          $   54,955
Increase to property and equipment and accounts
    payable                                                       $  101,460
Issuance of non-compete agreement                                                                     $  250,000
Note issued for capital lease of office equipment                                                     $   67,765
Note issued for additional Stepic purchase payment                                                    $  650,834
Discount recorded on credit facility                              $3,000,000
Increase to additional paid-in capital for:
    Contributed services                                          $  365,000       $    91,250
    Consulting services                                                            $   657,256
    Extinguishment of put feature of warrant                                       $ 9,900,000
Change in value of put warrant                                    $8,000,000       $(1,100,000)
Increase in notes receivable - shareholders                       $   27,028       $    27,028        $   27,028

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



15.   ACQUISITIONS

       On July 15, 1997, the Company acquired the vascular access products (the "Port Business") of Strato located in Norwood, Massachusetts, for a purchase price of $19,500,000. The Company has accounted for the acquisition under the purchase method of accounting. The estimated fair values of assets acquired and liabilities assumed in the Strato acquisition are as follows:


Accounts receivable, net                          $  1,813,863
Inventories                                          4,434,204
Other current assets                                   101,775
Property and equipment                                 758,356
Intangibles and other assets                        13,183,033
Deferred income tax asset                              734,082
Accounts payable and accrued expenses               (1,525,313)
                                                  ------------

    Purchase price                                $ 19,500,000
                                                  ============


       On May 19, 1998, the Company completed the purchase of certain assets used in the manufacture and sale of the port product line of Ideas for Medicine, Inc. (the "IFM Port Line"), a wholly-owned subsidiary of CryoLife, Inc., for $100,000 in cash and a note payable in the amount of $482,110 (which is supported by a standby letter of credit) that was paid in November 1999. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of IFM based on their estimated fair values at the date of acquisition. Operating results of IFM since May 19, 1998 are included in the Company's consolidated financial statements.

       On June 2, 1998, the Company completed the purchase of certain assets used in the human vascular access business of Norfolk Medical Products, Inc. ("Norfolk") for $9,300,000. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of Norfolk based on their estimated fair values at the date of acquisition. Operating results of Norfolk since June 2, 1998 are included in the Company's consolidated financial statements.

       Effective September 1, 1998, the Company completed the purchase of the net assets of Columbia Vital Systems, Inc. ("CVS") for $4 million in cash and a payable for $225,000 due in September 2000. In addition, the purchase agreement provides for an increase in the purchase price of up to $4 million if CVS meets certain criteria over a two year period. Any additional payments made will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. As of December 31, 1999, none of these criteria have been met. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of CVS based upon their estimated fair values at the date of acquisition. Operating results of CVS since September 1, 1998 are included in the Company's consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



       On September 30, 1998, the Company purchased assets, equipment and certain product lines (other than ports) from IFM, a wholly-owned subsidiary of CryoLife, Inc., for $15 million in cash. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of IFM based on their estimated fair values at the date of acquisition. Operating results of IFM since September 30, 1998 are included in the Company's consolidated financial statements. In connection with the acquisition, the Company and IFM entered into a Manufacturing Agreement pursuant to which IFM agreed to manufacture various purchased products for the Company (see Note 13).

       Effective October 15, 1998, the Company completed the purchase of the outstanding stock of Stepic Corporation ("Stepic") for $8 million in cash and contingent payments of up to $12 million over a three year period based upon the successful achievement of certain specified future earnings targets by Stepic. The Company determined that $7.2 million of this contingent payment was probable of payment and recorded this amount at the acquisition date. Any additional amounts earned will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets.

       During the twelve months ended December 31, 1999, the Company recorded additional purchase price of approximately $2.1 million, representing the Company's additional earned contingent payment for the first anniversary year ended October 31, 1999 discussed above. The contingent payment was due December 15, 1999 and $1.4 million was paid on that date by the Company with general company funds. The Company issued notes payable for the remaining balance to the previous stockholders of Stepic of approximately $651,000 to be paid through April 2000. At
       December 31, 1998 and 1999, $7.2 million and $4.8 million, respectively, of the contingent payments were supported by standby letters of credit (see Note 6). The schedule below has been adjusted to include the additional $2.1 million purchase price for the Stepic acquisition. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of Stepic based upon their estimated fair values at the date of acquisition.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



       The estimated fair values of assets acquired and liabilities assumed in each of the 1998 acquisitions are as follows:


                                        IFM PORT
                                          LINE         NORFOLK           CVS             IFM            STEPIC
                                     -----------     -----------     ----------      ----------      ------------
    Cash                                                                                             $   279,202
    Accounts receivable, net                                                                           8,878,486
    Inventories                      $  26,146       $  714,075      $1,658,025      $   825,253       6,361,697
    Other current assets                                                                               2,211,269
    Deferred income taxes                                45,200
    Property and equipment                               91,000           5,000           19,024         228,781
    Intangibles                        703,478        8,872,112       2,659,349       14,234,320      16,292,168
    Other assets                                                                                           4,000
    Accounts payable                                                                                  (2,847,495)
    Accrued expenses                  (147,514)        (422,387)        (97,374)         (78,597)     (4,157,274)
    Long-term debt                                                                                   (10,000,000)
                                   -----------       ----------      -----------     -----------     -----------

        Purchase price               $ 582,110       $9,300,000      $4,225,000      $15,000,000     $17,250,834
                                   ===========       ==========      ==========      ===========     ===========



       The following unaudited pro forma summary for the year ended December 31, 1998 combines the results of the Company with the acquisitions of Norfolk, IFM, CVS, and Stepic as if the acquisitions had occurred at the beginning of 1998. Certain adjustments, including interest expense on the acquisition debt, amortization of intangible assets, and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1998, or of results which may occur in the future.

                                                                              PRO FORMA
                                                                                 1998
                                                                             (UNAUDITED)
                                                                            IN THOUSANDS,
                                                                           EXCEPT PER SHARE
                                                                           ----------------
      Sales                                                                    $  82,753
      Net income before extraordinary items                                    $     667
      Net income                                                               $   1,684
      Net income per share before extraordinary items                          $     .05
      Net income per share - basic and diluted                                 $     .14

       Pro forma earnings per share-basic for the year ended December 31, 1998 is calculated by dividing pro forma net income by the basic weighted average shares outstanding of 12,187,070. Pro forma earnings per share-diluted for the year ended December 31, 1998 is calculated by dividing pro forma net income by the diluted weighted average shares outstanding of 12,412,394.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



16.  SEGMENT INFORMATION AND MAJOR CUSTOMERS

       As of December 31, 1999, the Company operates two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company, as well as products manufactured by third parties on behalf of the Company through manufacturing and supply agreements. Prior to the acquisitions of CVS and Stepic in 1998 (discussed in Note 15), the Company only operated the manufacturing segment. Thus, segment information for 1997 is not included in the tables below.

       The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see Note 1) to the extent that such policies affect the reported segment information. The Company evaluates the performance of its segments based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for income taxes, are reported on an entity-wide basis only.

       The table below presents information about the reported sales (which include intersegment revenues), gross profit (which include intersegment gross profit) and identifiable assets of the Company's segments as of and for the years ended December 31, 1998 and 1999.


                                       1998                                            1999
                      -------------------------------------------------------------------------------------------
                                       GROSS         IDENTIFIABLE                       GROSS        IDENTIFIABLE
                         SALES         PROFIT           ASSETS           SALES          PROFIT          ASSETS
                      ------------   ------------- ---------------- -------------- --------------- --------------
Manufacturing         $ 27,584,756   $ 16,359,469     $ 65,360,263   $ 32,660,880     $17,568,526    $ 63,964,482
Distribution            12,020,468      3,156,939       40,049,107     45,883,836       9,888,249      37,922,265
                      ------------   ------------     ------------   ------------     -----------    ------------

                      $ 39,605,224   $ 19,516,408     $105,409,370   $ 78,544,716     $27,456,775    $101,886,747
                      ============   ============     ============   ============     ===========    ============


       A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for the years ended December 31, 1998 and 1999 is as follows:



                                                             1998              1999
Total segment sales                                     $  39,605,224      $  78,544,716
Elimination of intersegment sales                            (205,863)        (3,174,059)
                                                        -------------      -------------

    Consolidated sales                                  $  39,399,361      $  75,370,657
                                                        =============      =============



                                                             1998                1999
Total segment gross profit                              $  19,516,408      $  27,456,775
Elimination of intersegment gross profit                      (50,000)           (96,935)
                                                        -------------      -------------

    Consolidated gross profit                           $  19,466,408      $  27,359,840
                                                        =============      =============

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



      A reconciliation of total segment assets to total consolidated assets of the Company as of December 31, 1998 and 1999 is as follows:



                                                                 1998             1999
      Total segment assets                                  $ 105,409,370     $101,886,747
      Elimination of intersegment receivables                  (1,471,573)        (735,714)
      Assets not allocated to segments                            699,316        1,246,439
                                                            -------------     ------------

        Consolidated assets                                 $ 104,637,113     $102,397,472
                                                            =============     ============



      The Company's operations are located in the United States. Thus, all of the Company's assets are located domestically. Sales information by geographic area for the years ended December 31, 1998 and 1999 is as follows:

                                                1997             1998                1999
      United States                        $ 13,144,972      $ 35,665,412        $ 71,103,033
      Foreign                                 2,653,151         3,733,949           4,267,624
                                           ------------      ------------        ------------

      Consolidated net sales               $ 15,798,123      $ 39,399,361        $ 75,370,657
                                           ============      ============        ============


      No single country outside of the United States is significant to the Company's consolidated revenues. Sales to the Company's three largest customers amounted to approximately 14%, 7%, and 7% of total sales during the years ended December 31, 1997, 1998, and 1999, respectively. At December 31, 1998 and 1999, 17%, and 16%, respectively, of the accounts receivable balance consisted of amounts due from the Company's three largest customers.

17.   FINANCIAL INSTRUMENTS

      Financial instruments consisted of the following:



                                                       DECEMBER 31, 1998                DECEMBER 31, 1999
                                                 -------------------------------  ------------------------------
                                                   CARRYING           FAIR           CARRYING          FAIR
                                                    AMOUNT            VALUE           AMOUNT           VALUE
                                                 --------------   --------------  ---------------  -------------
    Accounts receivable - trade, net               $16,925,487      $16,925,487      $18,091,455     $18,091,455
    Accounts payable - trade                       $ 9,775,420      $ 9,775,420      $ 5,861,935     $ 5,861,935
    Interest rate cap agreement                                     $       151                      $        23
    Long-term debt                                 $49,806,854      $49,806,854      $50,755,914     $50,755,914
    Off-balance sheet financial instruments:
      Letters of credit                            $ 7,682,110      $ 7,682,110      $ 4,800,000     $ 4,800,000

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
--------------------------------------------------------------------------------



       The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for the long-term debt approximates fair value because primarily all of the underlying instruments are at variable interest rates which reprice frequently. The fair value of the interest rate cap agreement is estimated based on valuations received from Bank of America. The standby letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The fair value of these standby letters of credit approximates contract values.

18.    DEFINED CONTRIBUTION BENEFIT PLAN

       The Company maintains a 401(k) profit sharing plan (the "Plan") that covers essentially all of the Company's employees. Employees are eligible to participate in the Plan after completing one year of service and attaining the age of 21. Participants in the Plan can contribute up to 15% of their annual salary during the plan year. The Company's contributions to the Plan, which are based principally on a percentage of the participant's annual base salary, are discretionary and determined on an annual basis by the Board of Directors. The Company made no contributions to the Plan during the years ended December 31, 1997, 1998 and 1999.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Shareholders
Horizon Medical Products, Inc. and Subsidiaries


Our audits of the consolidated financial statements referred to in our report dated February 28, 2000, except for Note 6 as to which the date is March 29, 2000 appearing in this Annual Report on Form 10-K of Horizon Medical Products, Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
February 28, 2000

                                                                     SCHEDULE II

HORIZON MEDICAL PRODUCTS, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                                                    ADDITIONS
                                                             ----------------------
                                                 BEGINNING   CHARGED TO   COSTS AND                 ENDING
                                                  BALANCE     EXPENSES     OTHER(1)   DEDUCTIONS    BALANCE
                                                 ---------   ----------   ---------   ----------   ----------
Year ended December 31, 1997;
  Allowance for returns and doubtful accounts     $  6,997     $ 58,018    $453,322     $210,098   $  308,239
  Inventory Reserve                               $      0     $125,000    $350,051     $225,118   $  249,933

Year ended December 31, 1998;
  Allowance for returns and doubtful accounts     $308,239     $475,926    $150,000     $248,653   $  685,512
  Inventory Reserve                               $249,933     $367,919    $351,104     $209,138   $  759,818

Year ended December 31, 1999;
  Allowance for returns and doubtful accounts     $685,512     $585,496        -        $239,257   $1,031,751
  Inventory Reserve                               $759,818     $467,942        -        $120,000   $1,107,760

(1) Other consists of allowances and reserves acquired through acquisitions.