Form 10-Q
period 2000-03-31
HORIZON MEDICAL PRODUCTS INC
filed 2000-05-15
CIK 1052958

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                               Yes [x]     No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 15, 2000 was 13,366,278.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     INDEX


PART I.  FINANCIAL INFORMATION

         ITEM 1.      Financial Statements.............................................................   3

                      Interim Condensed Consolidated Balance Sheets....................................   4

                      Interim Condensed Consolidated Statements of Operations..........................   5

                      Interim Condensed Consolidated Statements of Cash Flows..........................   6

                      Notes to Interim Condensed Consolidated Financial Statements.....................   7

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations............................................................  14

         ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk.......................  18

PART II. OTHER INFORMATION

         ITEM 2.      Changes in Securities............................................................  19

         ITEM 6.      Exhibits and Reports on Form 8-K.................................................  20

         SIGNATURE    .................................................................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

                  Interim Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999.

                  Interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and March 31, 1999 (unaudited).

                  Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999 (unaudited).

                  Notes to Interim Condensed Consolidated Financial Statements.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,          December 31,
                                                                                        2000                1999
                                                                                   -------------        -------------
                                                                                    (Unaudited)
                                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...................................................   $   2,166,079            1,991,427
    Accounts receivable - trade, net............................................      16,687,569           18,091,455
    Inventories.................................................................      18,630,761           19,647,250
    Prepaid expenses and other current assets...................................       1,223,377            1,262,611
    Income tax receivable.......................................................         862,050              953,055
    Deferred taxes..............................................................       1,246,439            1,246,439
                                                                                   -------------        -------------
       Total current assets.....................................................      40,816,275           43,192,237
Property and equipment, net.....................................................       3,532,816            3,683,446
Intangible assets, net..........................................................      54,532,474           55,259,193
Other assets....................................................................         256,356              262,596
                                                                                   -------------        -------------
       Total assets.............................................................   $  99,137,921        $ 102,397,472
                                                                                   =============        =============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable - trade....................................................   $   3,099,808        $   5,861,935
    Accrued salaries and commissions ...........................................         141,135              203,415
    Accrued royalties ..........................................................          87,844              172,073
    Accrued interest ...........................................................         477,595              450,560
    Other accrued expenses......................................................         711,246              820,227
    Current portion of long-term debt...........................................      10,161,180            5,757,196
                                                                                   -------------        -------------
       Total current liabilities................................................      14,678,808           13,265,406
Long-term debt, net of current portion..........................................      40,254,723           44,998,709
Other liabilities...............................................................         151,979              157,282
Deferred taxes..................................................................         907,079              907,079
                                                                                   -------------        -------------
       Total liabilities........................................................      55,992,589           59,328,476
                                                                                   -------------        -------------

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized,
       none issued and outstanding..............................................              --                  --
    Common stock, $.001 par value per share; 50,000,000 shares authorized,
       13,366,278 shares issued and outstanding in 2000 and 1999................          13,366               13,366
    Additional paid-in capital..................................................      51,826,125           51,826,125
    Shareholders' notes receivable..............................................        (459,336)            (452,581)
    Accumulated deficit.........................................................      (8,234,823)          (8,317,914)
                                                                                   -------------        -------------
       Total shareholders' equity ..............................................      43,145,332           43,068,996
                                                                                   -------------        -------------
       Total liabilities and shareholders' equity ..............................   $  99,137,921        $ 102,397,472
                                                                                   =============        =============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                        2000               1999
                                                                                   -------------      ------------
                                                                                    (Unaudited)        (Unaudited)
Net sales  .....................................................................     $17,099,203      $ 19,441,341
Cost of goods sold..............................................................      11,060,598        12,055,895
                                                                                    ------------      ------------
               Gross profit.....................................................       6,038,605         7,385,446
Selling, general and administrative expenses....................................       4,676,760         4,842,554
                                                                                   -------------      ------------

               Operating income.................................................       1,361,845         2,542,892
                                                                                   -------------      ------------
Other income (expense):
    Interest expense............................................................      (1,170,931)         (912,210)
    Other income................................................................          45,907            11,473
                                                                                   -------------      ------------
                                                                                      (1,125,024)         (900,737)
                                                                                   -------------      ------------
              Income before income taxes........................................         236,821         1,642,155
Provision for income taxes......................................................        (153,730)         (702,862)
                                                                                   -------------      -------------
               Net income ......................................................   $      83,091      $    939,293
                                                                                   =============      ============


Net income per share - basic and diluted .......................................   $        0.01      $       0.07
                                                                                   =============      ============

Weighted average common shares outstanding - basic..............................      13,366,278        13,366,278
                                                                                   =============      ============
Weighted average common shares outstanding - diluted............................      13,371,063        13,369,015
                                                                                   =============      ============


     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                   -------------------------------
                                                                                        2000               1999
                                                                                   -------------      ------------
                                                                                    (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................   $      83,091      $    939,293
                                                                                   -------------      ------------
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
           Depreciation.........................................................         187,879           182,099
           Amortization.........................................................         726,719           669,327
           Non-cash increase in notes receivable-shareholders...................          (6,755)
           (Increase) decrease in operating assets, net:
                Accounts receivable-trade.......................................       1,403,886        (1,585,153)
                Inventories.....................................................       1,016,489        (3,288,349)
                Prepaid expenses and other assets...............................         180,562          (177,201)
                Income tax receivable...........................................          91,005                --
           Increase (decrease) in operating liabilities:
                Accounts payable - trade........................................      (2,762,127)        2,103,719
                Income taxes payable............................................                          (783,604)
                Accrued expenses and other liabilities..........................        (212,841)         (527,810)
                                                                                   -------------      ------------
           Net cash provided by (used in) operating activities..................         707,908        (2,467,679)
                                                                                   -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................         (37,249)         (123,373)
Change in non-operating assets, net.............................................                           (19,714)
                                                                                   -------------      ------------
           Net cash used in investing activities................................         (37,249)         (143,087)
                                                                                   -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt............................................        (496,007)         (101,314)
                                                                                   -------------      ------------
       Net cash used in financing activities ...................................        (496,007)         (101,314)
                                                                                   -------------      -------------
       Net increase (decrease) in cash and cash equivalents.....................         174,652        (2,712,080)
Cash and cash equivalents, beginning of period..................................       1,991,427         6,232,215
                                                                                   -------------      ------------

Cash and cash equivalents, end of period........................................   $   2,166,079      $  3,520,135
                                                                                   =============      ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES The interim condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (the "Company") at December 31, 1999 has been derived from the Company's audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and instructions to Form 10-Q. The interim condensed consolidated financial statements at March 31, 2000, and for the three months ended March 31, 2000 and 1999 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999, including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 as amended by SFAS No. 137 to have a material impact on the interim condensed consolidated financial statements.

2.     INVENTORIES

       A summary of inventories is as follows:

                                                                            March 31,                 December 31,
                                                                              2000                        1999
                                                                          -------------               ------------
       Raw materials.............................................         $   5,534,979               $  5,551,390
       Work in process...........................................             3,131,952                  3,943,563
       Finished goods............................................            11,073,258                 11,260,057
                                                                          -------------               ------------
                                                                             19,740,189                 20,755,010
       Less inventory reserves...................................            (1,109,428)                (1,107,760)
                                                                          -------------               -------------
                                                                          $  18,630,761               $ 19,647,250
                                                                          =============               ============

3.       EARNINGS PER SHARE

         A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                       For the Three Months Ended March 31, 2000
                                                    --------------------------------------------
                                                     Income             Shares          Per-share
                                                    Numerator         Denominator        Amount
                                                    ---------        ------------       --------
          Basic EPS ........................        $  83,091         13,366,278        $   0.01
                                                                                        ========
          Effect of Dilutive Securities ....               --              4,785
                                                    ---------        -----------
          Diluted EPS ......................        $  83,091         13,371,063        $   0.01
                                                    =========        ===========        ========


                                                      For the Three Months Ended March 31, 1999
                                                    --------------------------------------------
                                                     Income             Shares          Per-share
                                                    Numerator         Denominator        Amount
                                                    ---------        ------------       --------
          Basic EPS ........................        $ 939,293         13,366,278        $   0.07
                                                                                        ========
          Effect of Dilutive Securities ....               --              2,737
                                                    ---------        -----------
          Diluted EPS ......................        $ 939,293         13,369,015        $   0.07
                                                    =========        ===========        ========

         The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $2.87 for the three months ended March 31, 2000 and $5.94 for the three months ended March 31, 1999.

         Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive. There were 292,863 options outstanding for the three months ended March 31, 2000, with exercise prices ranging from $3.38 to $ 15.50, and 220,694 options outstanding for the three months ended March 31, 1999, with exercise prices ranging from $6.25 to $15.50. All of these options expire in 2008 and 2009 and were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the three months ended March 31, 2000 and 1999.

4.       COMMITMENTS AND CONTINGENCIES

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

         In September 1999, the Company identified a breach in the primary sterile barrier of a dialysis catheter kit. Further inspection revealed the breach was inherent in the packaging design, and the Company initiated a voluntary product recall. The Food and Drug Administration has approved the packaging rework procedures for the recalled kits, and product manufacturing resumed with a modified packaging design. Management believes the majority of the affected product has been returned. Expense associated with the recall was approximately $148,000 during 1999 and $20,000 for the three months ended March 31, 2000.

         On September 30, 1998, the Company acquired certain assets used in the manufacture and sale of medical devices by Ideas for Medicine, Inc. ("IFM"), a wholly-owned subsidiary of CryoLife, Inc. (the "Acquisition"). The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of September 30, 1998, by and between the Company and IFM. In connection with the Acquisition, the Company and the seller of IFM (the "Seller") entered into a manufacturing agreement (the "Manufacturing Agreement"), dated as of September 30, 1998, pursuant to which, for a four year term, the Seller agreed to manufacture exclusively for the Company and the Company agreed to purchase from the Seller a specified minimum amount of products (the "Products"). The Manufacturing Agreement requires that the annual sales of the products to the Company shall equal at least $6,000,000 during each 12-month period under this Manufacturing Agreement. The Manufacturing Agreement is cancelable at the option of the Seller if the Company fails to meet the quotas required under the Manufacturing Agreement.

         On June 22, 1999, IFM notified the Company that the Company was in breach of the Manufacturing Agreement. IFM notified the Company that the Company was in violation of the payment provision contained in the Manufacturing Agreement, which calls for the Company to pay amounts due to IFM within 45 days of the date of each invoice. The total accounts payable due to IFM under the Manufacturing Agreement at March 31, 2000 was approximately $459,000. Additionally, IFM notified the Company that the Company was in violation of the Manufacturing Agreement due to the nonpayment of interest related to such past due accounts payable. In addition, IFM notified the Company that the Company was in breach for failing to provide a production schedule at the end of the first six months of the term of the Manufacturing Agreement and on a monthly basis thereafter. Finally, IFM notified the Company that the Company was in breach for the failure to provide packaging and labeling.

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

         On March 18, 1997, the Company entered into an agreement with a vascular access port manufacturer (the "Manufacturer") to allow for the eventual transfer of the manufacturing process of certain port models to the Company. The agreement requires the Company to purchase a minimum of 3,500 ports each year through 2002. To the extent that purchases exceed 4,000 in one contract year, such excess purchases may be applied to the following year's minimum commitment. The Company has satisfied all criteria in the agreement to take over the manufacture of the ports with the payment of a royalty to the Manufacturer. Any royalty payments would be paid quarterly and will be calculated as forty percent of the difference between the Company's cost to manufacture the port and the Company's sales price, as defined in the agreement, for each port sold by the Company. The percentage used to calculate the royalty payments will decrease to 25% after the first year of manufacture by the Company. When the Company takes over manufacturing, the Company is required to buy the Manufacturer's inventory of related parts and finished ports at the Manufacturer's cost, including the Manufacturer's standard overhead charges.

         On June 27, 1997, the Company entered into a distribution agreement with an overseas distributor (the "Distributor") granting the Distributor exclusive distribution rights for one of the Company's hemodialysis catheter products in certain foreign territories. Under the agreement, the Distributor has agreed to purchase, and the Company has agreed to sell, a minimum number of units each year through May 2000. The agreement also contains a renewal clause allowing the Company to extend the agreement for an additional two years. The minimum commitments under the extended term would be subject to negotiation three months prior to the renewal date. In the event the Company and the Distributor cannot come to an agreement on the minimum commitments, the minimum commitments will be set at 105% of the commitment levels in year three for the first renewal year and 105% of the commitment level in the first renewal year for the second renewal year. As of March 31, 2000, neither company was in compliance with the distribution agreement. However, management does not believe there is any exposure as a result of these violations and is currently negotiating new terms with the distributor.

         On December 11, 1998, the Company entered into a long-term distribution agreement ("the Distribution Agreement") with a medical devices manufacturer. The Distribution Agreement provides for the manufacturer to supply, and the Company to purchase, certain minimum levels of vascular grafts for an initial term of three years. The Distribution Agreement may be automatically extended up to two additional years upon the achievement of annual minimum purchase targets as defined in the Distribution Agreement. The Agreement requires the Company to purchase a minimum of 4,500 units, 6,300 units and 8,800 units in the first 3 years, respectively, following December 11, 1998. The agreement is cancelable at the option of the manufacturer if the Company fails to meet the quotas required under the Distribution Agreement.

         The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to the distributors. As a result of these guarantees, the Company has accrued approximately $312,000 as of March 31, 2000 related to amounts to be rebated to the various distributors.

         The Company is party to numerous agreements which contain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events occur.

5.       SEGMENT INFORMATION

         As of March 31, 2000, the Company operates two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company as well as products manufactured by third parties on behalf of the Company through manufacturing and supply agreements. Prior to the 1998 acquisitions of Columbia Vital Systems, Inc. ("CVS") and Stepic Corporation ("Stepic"), the Company only operated the manufacturing segment.

         The Company evaluates the performance of its segments based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for income taxes, are reported on an entity wide basis only.

         The table below presents information about the reported sales (which include intersegment revenues), gross profit (which include intersegment gross profit) and identifiable assets of the Company's segments as of and for the three months ended March 31, 2000 and 1999.

                                            Three Months Ended                              Three Months Ended
                                               March 31, 2000                                  March 31, 1999
                                --------------------------------------------    --------------------------------------------
                                                                Identifiable                                    Identifiable
                                    Sales       Gross Profit       Assets           Sales       Gross Profit        Assets
                                ------------    ------------    ------------    ------------    ------------    ------------
          Manufacturing ....    $  7,280,958    $  3,824,026    $ 62,525,002    $  8,366,552    $  4,894,492    $ 67,081,979
          Distribution .....      10,802,465       2,237,309      36,077,115      11,876,437       2,689,474      40,123,109
                                ------------    ------------    ------------    ------------    ------------    ------------
                                $ 18,083,423    $  6,061,335    $ 98,602,117    $ 20,242,989    $  7,583,966    $107,205,088
                                ============    ============    ============    ============    ============    ============


         A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for the three months ended March 31, 2000 and 1999 is as follows:

                                                                 Three Months Ended     Three Months Ended
                                                                   March 31, 2000         March 31, 1999
                                                                 ------------------     ------------------
              Total segment sales ......................           $  18,083,423          $  20,242,989
              Elimination of intersegment sales.........                (984,220)              (801,648)
                                                                   -------------          -------------
              Consolidated sales........................           $  17,099,203          $  19,441,341
                                                                   =============          =============


                                                                 Three Months Ended     Three Months Ended
                                                                   March 31, 2000         March 31, 1999
                                                                 ------------------     ------------------
              Total segment gross profit ...............           $   6,061,335          $   7,583,966
              Elimination of intersegment gross profit..                 (22,730)              (198,520)
                                                                   -------------          -------------
              Consolidated gross profit.................           $   6,038,605          $   7,385,446
                                                                   =============          =============


         A reconciliation of total segment assets to total consolidated assets of the Company as of March 31, 2000 and 1999 is as follows:

                                                                               As of                   As of
                                                                           March 31, 2000         March 31, 1999
                                                                           --------------         --------------
                    Total segment assets ............................      $  98,602,117          $ 107,205,088
                    Elimination of intersegment receivables..........           (710,635)            (1,521,515)
                    Assets not allocated to segments ................          1,246,439                699,316
                                                                           -------------          -------------
                    Consolidated assets .............................      $  99,137,921          $ 106,382,889
                                                                           =============          =============

         The Company's operations are located in the United States. Thus, substantially all of the Company's assets are located domestically. Sales information by geographic area for the three months ended March 31, 2000 and 1999, are as follows:

                                                                    Three Months Ended
                                                            March 31,                March 31,
                                                               2000                    1999
                                                          -------------           -------------
              United States .........................     $  16,294,541           $  18,155,096
              Foreign ...............................           804,662               1,286,245
                                                          -------------           -------------
                                                          $  17,099,203           $  19,441,341
                                                          =============           =============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

       Net Sales. Net sales decreased 12.0% to $17.1 million for the first quarter of 2000 from $19.4 million for the first quarter of 1999. This decrease is primarily attributable to a decline in sales volume resulting from scheduled management reductions of inventory held by its distributors during first quarter 2000 as well as timing of shipment differences resulting in higher than anticipated backlog of orders at the end of first quarter 2000. The allocation of 1999 net sales on a segment basis for the three months ended March 31, 2000 resulted in net sales of $7.3 million from the manufacturing segment and $10.8 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the three months ended March 31, 1999 resulted in net sales of $8.4 million from the manufacturing segment and $11.9 million from the distribution segment, before intersegment eliminations.

       Gross Profit. Gross profit decreased 18.2% to $6.0 million for the first quarter of 2000 from $7.4 million for the first quarter of 1999. Gross margin decreased to 35.3% in the first quarter of 2000 from 38.0% in the first quarter of 1999. The decrease in gross margin is the result of higher costs in first quarter 2000, resulting from higher manufacturing costs incurred in late 1999. Additionally, distribution sales as a percentage of total sales was higher in first quarter 2000, which generates a lower margin than manufacturing sales. The allocation of gross profit between segments for the three months ended March 31, 2000 resulted in gross profit of $3.8 million from the manufacturing segment and $2.2 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the three months ended March 31, 1999 resulted in gross profit of $4.9 million from the manufacturing segment and $2.7 million from the distribution segment, before intersegment eliminations.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) decreased approximately $166,000 or 3.4% to approximately $4.7 million for the first quarter of 2000 compared with $4.8 million for the first quarter of 1999. This decrease is due to lower salaries and commissions and shipping and marketing expenses in first quarter 2000 compared to first quarter 1999. SG&A expenses increased as a percentage of net sales to 27.4% for the first quarter of 2000 from 24.9% for the first quarter of 1999. This increase is substantially due to decreased sales in first quarter 2000 from first quarter 1999.

       Interest Expense. Net interest expense increased to approximately $1.2 million in the first quarter of 2000 compared to approximately $913,000 in the first quarter of 1999. The increase in 2000 is due to higher debt outstanding during the first quarter of 2000 compared to the first quarter of 1999 as well as higher interest rates under the Company's New Credit Facility in first quarter 2000.

       Income Tax Expense. Income tax expense decreased to approximately $154,000 for the first quarter of 2000 from approximately $703,000 for the first quarter of 1999. The 2000 effective tax rate is higher than the statutory tax rate due to certain goodwill amortization that is not deductible for tax purposes. The decrease in the first quarter 2000 was the result of lower taxable income in the first quarter of 2000 compared to the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $707,908 for the three months ended March 31, 2000 compared with ($2,467,679) for the three months ended March 31, 1999. The decrease in cash used in operations during 2000 compared to 1999 was primarily attributable to the reduction in accounts receivable and inventory and lower income taxes paid during 2000.

Net cash used in investing activities was $37,249 in 2000 compared to $143,087 in 1999. Substantially all of the investing activities in both 2000 and 1999 were for capital expenditures for the Company's facilities.

Net cash used in financing activities was $496,007 in 2000 compared to $101,314 in 1999. Financing activities in both 2000 and 1999 consisted primarily of principal payments on outstanding debt. The increase in principal payments on outstanding debt in 2000 was attributable to payments on the notes payable to the shareholders of Stepic of approximately $488,000.

As discussed more fully in Note 6 of the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999, in May 1998, the Company entered into a $50 million amended and restated credit facility (the "New Credit Facility") with Banc of America Commercial Finance Corporation to be used for working capital purposes and to fund future acquisitions. Portions of the amounts outstanding under the New Credit Facility are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. The remaining portion is due on the date of the expiration of the New Credit Facility, which is July 1, 2004. The total balance outstanding under the New Credit Facility was approximately $45 million and no funds were available for borrowing under the New Credit Facility at March 31, 2000. In addition, the Company had outstanding standby letters of credit at March 31, 2000 of approximately $4.8 million, which collateralize the Company's obligations to third parties in connection with its 1998 acquisitions. The Company's New Credit Facility contains certain restrictive covenants that require a minimum net worth and EBITDA as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements and affiliate transactions. The Company and Banc of America amended the New Credit Facility on March 31, 1999 and March 29, 2000, to adjust certain of the financial ratio covenants and increase the interest rate. The Company is in compliance with these covenants as of the date of this filing.

The Company is currently negotiating with various lenders to refinance the existing senior indebtedness and to provide new subordinate debt or equity investment, which, together with its cash flows from operations, the Company believes will be sufficient to satisfy its future working capital and capital expenditure requirements.

YEAR 2000 READINESS DISCLOSURE

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

As of March 31, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material risk posed by any such noncompliance. Moreover, the Company generally believes that the vendors that supply products to the Company for resale are responsible for the products' Year 2000 functionality.

Although the Company's Year 2000 rollover did not present any material business disruption, there were some remaining Year 2000-related risks, including risks due to the fact that the year 2000 is a leap year. These risks included potential product supply issues and other non-operational issues. Management believes that appropriate action was taken to address these remaining Year 2000 issues and contingency plans were in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues will not have a material adverse impact on the Company, since the evaluation process is not yet complete and it is early in the Year 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the Company's limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company's potential exposure to product liability, the possible inadequacy of the Company's cash flow from operations and cash available from external financing, the inability to introduce new products, the Company's reliance on a few large customers, the Company's dependence on key personnel, the fact that the Company is subject to control by certain shareholders, the Company's ability to address Year 2000 problems, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company's ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above and other factors that you may wish to consider is contained in the Company's Form 10-K for the year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows.

To manage this risk, the company has entered into an interest rate cap agreement ("the Cap Agreement") with Bank of America to minimize the risk of credit loss. The Company uses this Cap Agreement to reduce risk by essentially creating offsetting market exposures. The Cap Agreement is not held for trading purposes.

At December 31, 1999, and March 31, 2000, the Company had approximately $45 million outstanding under its New Credit Facility, which expires in July 2004. Amounts outstanding under the New Credit Facility of approximately $11.1 million at December 31, 1999, and $10.5 million at March 31, 2000, were subject to the Cap Agreement, which expires in October 2002. The Cap Agreement settles quarterly and the cap rate is 8.8%.

For more information on the Cap Agreement, see Notes 2 and 6 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

(a) On March 29, 2000, the company entered into the Third Amendment to Amended and Restated Credit Agreement and Waiver by and among the Company, the Lenders referred to therein and Banc of America Commercial Finance Corporation, as Agent. The Amended and Restated Credit Agreement and Waiver, as amended, currently prohibits the payment of dividends on the Company's capital stock and also restricts the Company's capital expenditures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

       Exhibit Number    Description
       --------------    -----------
         10.1            Third Amendment to Amended and Restated Credit
                         Agreement and Waiver, dated as of March 29, 2000, by
                         and among the Company, the Lenders referred to therein
                         and Banc of America Commercial Finance Corporation, as
                         Agent.

         27.1            Financial Data Schedule (for SEC filing purposes only).


(b)    Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                         HORIZON MEDICAL PRODUCTS, INC.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HORIZON MEDICAL PRODUCTS, INC.
                                             ----------------------------------
                                             (Registrant)



May 15, 2000                                  /s/ Robert M. Dodge
------------                                 ----------------------------------
                                             Senior Vice-President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer and
                                             Duly Authorized Officer)