Form 10-Q
period 2000-06-30
HORIZON MEDICAL PRODUCTS INC
filed 2000-08-14
CIK 1052958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24025
                                               ---------

                         HORIZON MEDICAL PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

             Georgia                                                  58-1882343
 -----------------------------------                                  ----------
   (State or other jurisdiction of                              (I.R.S. Employer
    incorporation or organization)                           Identification No.)

One Horizon Way
P.O. Box 627
Manchester, Georgia                                                        31816
-------------------                                                        -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 706-846-3126
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

                                 Yes [x] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 14, 2000 was 13,366,278.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION

         ITEM 1.      Financial Statements ...............................................................       3

                      Interim Condensed Consolidated Balance Sheets ......................................       4

                      Interim Condensed Consolidated Statements of Operations ............................   5 & 6

                      Interim Condensed Consolidated Statements of Cash Flows ............................       7

                      Notes to Interim Condensed Consolidated Financial Statements .......................       8

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ..............................................................      18

         ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk .........................      23

PART II. OTHER INFORMATION

         ITEM 2.      Changes in Securities ..............................................................      24

         ITEM 4.      Submission of Matters to a Vote of Security Holders ................................      25

         ITEM 6.      Exhibits and Reports on Form 8-K ...................................................      26

         SIGNATURE .......................................................................................      27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

                  Interim Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999.

                  Interim Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 (unaudited) and June 30, 1999 (unaudited and restated).

                  Interim Condensed Consolidated Statements of Operations for the six months ended June 30, 2000 (unaudited) and June 30, 1999 (unaudited and restated).

                  Interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 (unaudited) and June 30, 1999 (unaudited and restated).

                  Notes to Interim Condensed Consolidated Financial Statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,          December 31,
                                                                                           2000                1999
                                                                                      --------------      --------------
                                                                                       (Unaudited)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..................................................      $    2,056,708      $    1,991,427
    Accounts receivable -- trade, net ..........................................          16,317,441          18,091,455
    Inventories ................................................................          19,777,797          19,647,250
    Prepaid expenses and other current assets ..................................           1,309,928           1,262,611
    Income tax receivable ......................................................             840,700             953,055
    Deferred taxes .............................................................           1,246,439           1,246,439
                                                                                      --------------      --------------
       Total current assets ....................................................          41,549,013          43,192,237
Property and equipment, net ....................................................           3,405,066           3,683,446
Intangible assets, net .........................................................          55,401,050          55,259,193
Other assets ...................................................................             258,422             262,596
                                                                                      --------------      --------------
       Total assets ............................................................      $  100,613,551      $  102,397,472
                                                                                      ==============      ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable -- trade ..................................................      $    3,556,461      $    5,861,935
    Accrued salaries and commissions ...........................................             170,612             203,415
    Accrued royalties ..........................................................             125,196             172,073
    Accrued interest ...........................................................             515,557             450,560
    Other accrued expenses .....................................................             872,291             820,227
    Current portion of long-term debt ..........................................          52,637,296           5,757,196
                                                                                      --------------      --------------
       Total current liabilities ...............................................          57,877,413          13,265,406
Long-term debt, net of current portion .........................................              72,029          44,998,709
Other liabilities ..............................................................             141,957             157,282
Deferred taxes .................................................................             907,079             907,079
                                                                                      --------------      --------------
       Total liabilities .......................................................          58,998,478          59,328,476
                                                                                      --------------      --------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 6)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized,
       none issued and outstanding .............................................                  --                  --
    Common stock, $.001 par value per share; 50,000,000 shares authorized,
       13,366,278 shares issued and outstanding in 2000 and 1999 ...............              13,366              13,366
    Additional paid-in capital .................................................          51,826,125          51,826,125
    Shareholders' notes receivable .............................................          (1,372,996)           (452,581)
    Accumulated deficit ........................................................          (8,851,422)         (8,317,914)
                                                                                      --------------      --------------
       Total shareholders' equity ..............................................          41,615,073          43,068,996
                                                                                      --------------      --------------
       Total liabilities and shareholders' equity ..............................      $  100,613,551      $  102,397,472
                                                                                      ==============      ==============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                                             June 30
                                                                      2000              1999
                                                                  ------------      ------------
                                                                  (Unaudited)       (Unaudited &
                                                                                      Restated)

Net sales ..................................................      $ 16,364,545      $ 18,878,176
Cost of goods sold .........................................        11,260,420        11,727,528
                                                                  ------------      ------------
        Gross profit .......................................         5,104,125         7,150,648
Selling, general and administrative expenses ...............         4,715,335         4,849,858
                                                                  ------------      ------------

        Operating income ...................................           388,790         2,300,790
                                                                  ------------      ------------
Other income (expense):
   Interest expense ........................................        (1,329,649)       (1,043,863)
   Other income ............................................            28,498            42,747
                                                                  ------------      ------------
                                                                    (1,301,151)       (1,001,116)
                                                                  ------------      ------------
   (Loss) income before income taxes .......................          (912,361)        1,299,674
Income tax benefit/(provision) .............................           295,759          (557,284)
                                                                  ------------      ------------
        Net (loss) income ..................................      $   (616,602)     $    742,390
                                                                  ============      ============

Net (loss) income per share - basic and diluted ............      $      (0.05)     $       0.06
                                                                  ============      ============

Weighted average common shares outstanding -- basic ........        13,366,278        13,366,278
                                                                  ============      ============
Weighted average common shares outstanding -- diluted ......        13,368,257        13,374,749
                                                                  ============      ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Six Months Ended
                                                                             June 30,
                                                                      2000              1999
                                                                  ------------      ------------
                                                                   (Unaudited)      (Unaudited &
                                                                                     Restated)

Net sales ..................................................      $ 33,463,746      $ 38,319,517
Cost of goods sold .........................................        22,321,019        23,783,423
                                                                  ------------      ------------
       Gross profit ........................................        11,142,727        14,536,094
Selling, general and administrative expenses ...............         9,392,083         9,692,412
                                                                  ------------      ------------

       Operating income ....................................         1,750,644         4,843,682
                                                                  ------------      ------------
Other income (expense):
    Interest expense .......................................        (2,500,580)       (1,956,073)
    Other income ...........................................            74,399            54,220
                                                                  ------------      ------------
                                                                    (2,426,181)       (1,901,853)
                                                                  ------------      ------------
       (Loss) income before income taxes ...................          (675,537)        2,941,829
Income tax benefit/(provision) .............................           142,029        (1,260,146)
                                                                  ------------      ------------
       Net (loss) income ...................................          (533,508)        1,681,683
                                                                  ============      ============

Net (loss) income per share -- basic and diluted ...........      $      (0.04)     $       0.13
                                                                  ============      ============

Weighted average common shares outstanding -- basic ........        13,366,278        13,366,278
                                                                  ============      ============
Weighted average common shares outstanding -- diluted ......        13,370,982        13,370,769
                                                                  ============      ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                      ------------------------------
                                                                                          2000              1999
                                                                                      ------------      ------------
                                                                                       (Unaudited)      (Unaudited &
                                                                                                          Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ..............................................................      $   (533,508)     $  1,681,683
Adjustments to reconcile net (loss) income to net cash provided by (used in)
operating activities:
           Depreciation ........................................................           384,011           371,308
           Amortization ........................................................         1,458,143         1,361,648
           Non-cash increase in notes receivable-shareholders ..................           (20,415)          (13,403)
           (Increase) decrease in operating assets, net:
                Accounts receivable -- trade ...................................         1,774,014          (267,525)
                Inventories ....................................................          (130,547)       (3,816,215)
                Prepaid expenses and other assets ..............................            91,944          (135,190)
                Income tax receivable ..........................................           112,355
           Increase (decrease) in operating liabilities:
                Accounts payable -- trade ......................................        (2,305,474)       (1,720,437)
                Income taxes payable ...........................................                          (1,178,793)
                Accrued expenses and other liabilities .........................            42,972          (886,425)
                                                                                      ------------      ------------
           Net cash provided by (used in) operating activities .................           873,495        (4,603,349)
                                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...........................................................          (105,631)         (212,098)
Change in non-operating assets, net ............................................                             (18,652)
                                                                                      ------------      ------------
           Net cash used in investing activities ...............................          (105,631)         (230,750)
                                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs ...............................................................                             (68,741)
Principal payments on long-term debt ...........................................          (702,583)         (202,098)
                                                                                      ------------      ------------
       Net cash used in financing activities ...................................          (702,583)         (270,839)
                                                                                      ------------      ------------
       Net increase (decrease) in cash and cash equivalents ....................            65,281        (5,104,938)
Cash and cash equivalents, beginning of period .................................         1,991,427         6,232,215
                                                                                      ------------      ------------

Cash and cash equivalents, end of period .......................................      $  2,056,708      $  1,127,277
                                                                                      ============      ============

         See Notes 4, 5 and 6 for additional supplemental disclosures of cash flow information.

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES - The interim condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (the "Company") at December 31, 1999 has been derived from the Company's audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and instructions to Form 10-Q. The interim condensed consolidated financial statements at June 30, 2000, and for the three and six months ended June 30, 2000 and 1999 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999, including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

         REVENUE RECOGNITION - Revenue from product sales is recognized upon shipment to customers, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Provisions for discounts, rebates to customers, returns and other adjustments are provided for in the period the related sales are recorded.

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. SFAS No. 133, as amended by SFAS No. 138, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 as amended by SFAS Nos. 137 and 138 to have a material impact on the interim condensed consolidated financial statements.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101, as amended in March 2000 and June 2000, and believes its existing accounting policies are consistent with the guidance provided in the SAB.

2.       INVENTORIES

         A summary of inventories is as follows:

                                               June 30,        December 31,
                                                 2000              1999
                                             ------------      ------------

         Raw materials ................      $  4,655,246      $  5,551,390
         Work in process ..............         3,143,015         3,943,563
         Finished goods ...............        13,441,566        11,260,057
                                             ------------      ------------
                                               21,239,827        20,755,010
         Less inventory reserves ......        (1,462,030)       (1,107,760)
                                             ------------      ------------
                                             $ 19,777,797      $ 19,647,250
                                             ============      ============

3.       EARNINGS PER SHARE

         A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                  For the Three Months Ended              For the Six Months Ended
                                                          June 30, 2000                         June 30, 2000
                                              -----------------------------------    -----------------------------------
                                                 Loss         Shares    Per-share       Loss         Shares    Per-share
                                              Numerator    Denominator    Amount     Numerator    Denominator    Amount
                                              ----------   -----------  ---------    ----------   -----------  ---------
         Basic EPS .......................    $ (616,602)   13,366,278    $(0.05)    $ (533,508)   13,366,278    $(0.04)
                                                                          ======                                 ======
         Effect of Dilutive Securities ...            --         1,979                       --         4,704
                                              ----------    ----------               ----------    ----------
         Diluted EPS .....................    $ (616,602)   13,368,257    $(0.05)    $ (533,508)   13,370,982    $(0.04)
                                              ==========    ==========    ======     ==========    ==========    ======

                                                  For the Three Months Ended              For the Six Months Ended
                                                   June 30, 1999 (Restated)               June 30, 1999 (Restated)
                                              -----------------------------------   -----------------------------------
                                                Income        Shares    Per-share     Income        Shares    Per-share
                                              Numerator    Denominator    Amount    Numerator    Denominator    Amount
                                              ----------   -----------  ---------   ----------   -----------  ---------
         Basic EPS .......................    $  742,390    13,366,278    $ 0.06    $1,681,683    13,366,278    $ 0.13
                                                                          ======                                ======
         Effect of Dilutive Securities ...            --         8,471                      --         4,491
                                              ----------    ----------              ----------    ----------
         Diluted EPS .....................    $  742,390    13,374,749    $ 0.06    $1,681,683    13,370,769    $ 0.13
                                              ==========    ==========    ======    ==========    ==========    ======

         The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $2.10 and $2.47 for the three and six months ended June 30, 2000 and $6.49 and $6.22 for the three and six months ended June 30, 1999.

         Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive. There were 342,782 and 334,576 options outstanding for the three and six months ended June 30, 2000, with exercise prices ranging from $2.69 to $15.50, and 212,974 and 223,851 options outstanding for the three and six months ended June 30, 1999, with exercise prices ranging from $6.25 to $15.50. All of these options expire between 2008 and 2010 and were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the three and six months ended June 30, 2000 and 1999.

4.       LONG-TERM DEBT

         The Company maintains a $50 million amended and restated credit facility (the "New Credit Facility") with Banc of America, which is to be used for working capital purposes (the "Working Capital Loans") and to fund acquisitions (the "Acquisition Loans"). The New Credit Facility provides a sublimit of $10 million as it relates to the Working Capital Loans. The Working Capital Loans and the Acquisition Loans are collectively referred to herein as the Revolving Credit Loans. The availability of funds under the Acquisition Loans terminated on May 26, 2000, and the New Credit Facility expires on July 1, 2004. In addition, the Company had outstanding standby letters of credit of $4,800,000 at June 30, 2000 and at December 31, 1999. These letters of credit, which have terms through January 2002, collateralize the Company's obligations to third parties in connection with acquisitions. Effective June 6, 2000, the New Credit Facility was amended to provide for a short-term bridge loan (the "Bridge Loan") to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund a short-term bridge loan by the Company to Marshall B. Hunt ("Hunt"), the Company's Chairman, CEO and largest shareholder (the "Shareholder Bridge Loan") (see Note 5). Hunt's obligations under the Shareholder Bridge Loan are collateralized by the pledge of 2,813,943 shares of the Company's common stock owned beneficially by Hunt (the "Hunt Shares"). The Company's obligations under the Bridge Loan are collateralized by the pledge of the Hunt Shares to Banc of America and by the collateral previously pledged by the Company to Banc of America under the New Credit Facility.

         Amounts outstanding under the Acquisition Loans are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. Amounts outstanding under the Working Capital Loans are due on July 1, 2004. The Bridge Loan, including accrued interest, is due on August 30, 2000. As of June 30, 2000 and December 31, 1999, $5,554,142
         and $5,533,225, respectively, were outstanding under the Working Capital Loans and $39,443,039 was outstanding under the Acquisition Loans.

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

         Effective March 29, 2000, the New Credit Facility, including the Bridge Loan, bears interest, at the option of the Company, at the Index Rate, as defined in the agreement, plus an applicable margin ranging from 3.50% to 4.50% or adjusted LIBOR plus an applicable margin ranging from 3.50% to 4.50%. The applicable margin applied is based on the Company's leverage ratio, as defined in the agreement. At June 30, 2000, the Company's interest rate was based on the Index Rate with a resulting rate of 11.096%. At December 31, 1999, the Company's interest rate was based on the Index Rate with a resulting rate of 9.5152%.

         The Company has entered into an interest rate cap agreement with Bank of America. The Company utilizes the interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt. The interest rate cap agreement entitles the Company to receive from Bank of America the amounts, if any, by which the floating rate, as defined in the agreement, exceeds the strike rates (or cap rates) stated in the agreement. At June 30, 2000 and December 31, 1999, the Company had an interest rate cap with a notional amount of $9,937,500 and $11,062,500, respectively. Under this agreement, the interest rate on the notional amount is capped at 8.8%. The agreement matures in October 2002. The Company has received no payments from Bank of America under the agreement during 1999 and 2000.

         The New Credit Facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .375%, as well as a letter of credit fee payable quarterly, in arrears, at a rate of 2%. Both fees are based on a defined calculation in the agreement. In addition, the New Credit Facility requires an administrative fee in the amount of $30,000 to be paid annually.

         The Company's New Credit Facility contains certain restrictive covenants that require minimum net worth and EBITDA thresholds as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. The Company is in compliance with or has received appropriate waivers of these covenants at June 30, 2000 and December 31, 1999.

         The Company's obligations under the New Credit Facility are collateralized by liens on substantially all of the Company's assets, including inventory, accounts receivable and general intangibles as well as a pledge of the stock of the Company's subsidiaries. The Company's obligations under the New Credit Facility are also guaranteed individually by each of the Company's subsidiaries (the "Guarantees"). The obligations of such subsidiaries under the Guarantees are collateralized by liens on substantially all of their respective assets, including inventory, accounts receivable and general intangibles. The Company's obligation under the Bridge Loan is collateralized by the pledge of 2,813,943 shares of the Company's common stock beneficially owned by Marshall B. Hunt, the Company's Chairman, CEO and largest shareholder, and by the collateral previously pledged by the Company to Banc of America under the New Credit Facility.

         As of June 30, 2000, the Company has violated certain financial covenants of the New Credit Facility, as amended, but the Company has obtained a waiver of these covenant violations from Banc of America through July 31, 2000. This waiver amends certain of the financial covenants and provides that (i) the Company's financial covenant compliance shall be measured monthly rather than quarterly; (ii) the Company shall cooperate and pay all expenses associated with the Bank of America Recovery Group's conduct of collateral and operational audits; and (iii) the Company shall either (a) enter into a letter of intent setting forth the terms for an equity investment which is satisfactory to Banc of America on or before August 22, 2000 or (b) engage an investment banker acceptable to Banc of America to explore strategic alternatives with respect to the sale of a portion or all of the Company's assets or stock. Pursuant to EITF 86-30, the Company has classified the debt under its New Credit Facility to current.


         The Company is continuing negotiations with various lenders to refinance its existing senior indebtedness and to provide new subordinate debt or equity investment. Quarterly payments of principal under the New Credit Facility commence on October 1, 2000 and continue thereafter on each January 1, April 1, July 1 and October 1 for sixteen quarters. Should the Company not be successful in refinancing its existing senior indebtedness or securing new subordinate debt or equity investment, the Company may again violate certain financial covenants of the New Credit Facility as of August 31, 2000 or may be unable to pay the August 30, 2000 Bridge Loan payment or the October 1, 2000 principal installment payment and subsequent principal installment payments. Should this covenant violation occur and not be waived by the Banc of America or should the Company be unable to make the August 30, 2000 Bridge Loan payment or the October 1, 2000 principal payment, there could be a material adverse effect on the Company's business, consolidated financial condition, results of operations, liquidity and its ability to pay its debts as they become due.


5.       RELATED PARTY TRANSACTIONS

         As discussed in Note 4, on June 6, 2000, the Company obtained a short-term bridge note from Banc of America in the amount of $900,000, which was used to fund a short-term bridge loan to Marshall B. Hunt, the Company's Chairman, CEO and largest shareholder (the "Shareholder Bridge Loan"). The Shareholder Bridge Loan requires interest at either the Index Rate, as defined in the agreement, plus 4.5% or the adjusted LIBOR rate plus 4.5%, as elected by the shareholder. The Shareholder Bridge Loan and related interest are due on August 30, 2000. The Shareholder Bridge Loan is recorded as contra-equity in the condensed consolidated balance sheet at June 30, 2000.

         Also, the Company has unsecured loans to the former majority shareholders in the form of notes receivable in the amount of $337,837, plus accrued interest receivable of $128,256 and $114,744 at June 30, 2000 and December 31, 1999, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997 and are due September 2000 through October 2000. The Company recognized interest income of $13,512 during the six months ended June 30, 2000 related to the notes. The notes and related accrued interest are recorded as contra-equity in the condensed consolidated balance sheets.

         See Note 12 of the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999 for descriptions of the Company's other related party transactions.

6.       COMMITMENTS AND CONTINGENCIES

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

         In September 1999, the Company identified a breach in the primary sterile barrier of a dialysis catheter kit. Further inspection revealed the breach was inherent in the packaging design, and the Company initiated a voluntary product recall. The Food and Drug Administration has approved the packaging rework procedures for the recalled kits, and product manufacturing resumed with a modified packaging design. Management believes the majority of the affected product has been returned. Expense associated with the recall was approximately $24,000 for the six months ended June 30, 2000.

         The Company and Banc of America further amended the New Credit Facility on June 6, 2000 to provide a short-term bridge loan (the "Bridge Loan") to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund a short-term bridge loan to Marshall B. Hunt, the Company's Chairman, CEO and largest shareholder. (See Notes 4 and 5). The Bridge Loan and related interest are due on August 30, 2000. In the event that the Company is unable to pay the amount due under the Bridge Loan, it will be in default under the New Credit Facility. In such event, the business, results of operation and consolidated financial condition of the Company will be materially adversely affected.

         As of June 30, 2000, the Company has violated certain financial covenants of the New Credit Facility, as amended, but the Company has obtained a waiver of these covenant violations from Banc of America through July 31, 2000. This waiver amends certain of the financial covenants and provides that (i) the Company's financial covenant compliance shall be measured monthly rather than quarterly; (ii) the Company shall cooperate and pay all expenses associated with the Bank of America Recovery Group's conduct of collateral and operational audits; and (iii) the Company shall either (a) enter into a letter of intent setting forth the terms for an equity investment which is satisfactory to Banc of America on or before August 22, 2000 or (b) engage an investment banker acceptable to Banc of America to explore strategic alternatives with respect to the sale of a portion or all of the Company's assets or stock. Pursuant to EITF 86-30, the Company has classified the debt under its New Credit Facility to current.

         The Company is continuing negotiations with various lenders to refinance its existing senior indebtedness and to provide new subordinate debt or equity investment. Quarterly payments of principal under the New Credit Facility commence on October 1, 2000 and continue thereafter on each January 1, April 1, July 1 and October 1 for sixteen quarters. (See Note 4). Should the Company not be successful in refinancing its existing senior indebtedness or securing new subordinate debt or equity investment, the Company may again violate certain financial covenants of the New Credit Facility as of August 31, 2000 or may be unable to pay the August 30, 2000 Bridge Loan payment or the October 1, 2000 principal installment payment or subsequent principal payments. Should this covenant violation occur and not be waived by the Banc of America or should the Company be unable to make the August 30, 2000 Bridge Loan payment or the October 1, 2000 principal payment, there could be a material adverse effect on the Company's business, consolidated financial condition, results of operations, liquidity and its ability to pay its debts as they become due.

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

         On June 22, 1999, IFM notified the Company that the Company was in breach of the Manufacturing Agreement. IFM notified the Company that the Company was in violation of the payment provision contained in the Manufacturing Agreement, which calls for the Company to pay amounts due to IFM within 45 days of the date of each invoice. The total accounts payable due to IFM under the Manufacturing Agreement at June 30, 2000 was approximately $55,000. Additionally, IFM notified the Company that the Company was in violation of the Manufacturing Agreement due to the nonpayment of interest related to such past due accounts payable. In addition, IFM notified the Company that the Company was in breach for failing to provide a production schedule at the end of the first six months of the term of the Manufacturing Agreement and on a monthly basis thereafter. Finally, IFM notified the Company that the Company was in breach for the failure to provide packaging and labeling.

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

         The Company has continued to indicate to IFM that the Company will not be able to meet the minimum purchase requirements outlined in the Manufacturing Agreement. The Company is currently in negotiations with IFM to purchase the existing inventory, fixed assets, and leasehold improvements of IFM. The Company would assume responsibility for the plant and manufacturing of the IFM product line. The parties are currently operating under an oral modification to the Manufacturing Agreement. Should the Company be unable to revise the Manufacturing Agreement to include acceptable terms or fail to continue to operate under the oral modification to the Manufacturing Agreement, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's consolidated financial position and disrupt the Company's ability to obtain and sell the related products.

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

         On March 18, 1997, the Company entered into an agreement with a vascular access port manufacturer (the "Manufacturer") to allow for the eventual transfer of the manufacturing process of certain port models to the Company. The agreement requires the Company to purchase a minimum of 3,500 ports each year through 2002. To the extent that purchases exceed 4,000 in one contract year, such excess purchases may be applied to the following year's minimum commitment. The Company has satisfied all criteria in the agreement to take over the manufacture of the ports with the payment of a royalty to the Manufacturer. Any royalty payments would be paid quarterly and will be calculated as 40% of the difference between the Company's cost to manufacture the port and the Company's sales price, as defined in the agreement, for each port sold by the Company. The percentage used to calculate the royalty payments will decrease to 25% after the first year of manufacture by the Company. If the Company takes over manufacturing, the Company is required to buy the Manufacturer's inventory of related parts and finished ports at the Manufacturer's cost, including the Manufacturer's standard overhead charges.

         On June 27, 1997, the Company entered into a distribution agreement with an overseas distributor (the "Distributor") granting the Distributor exclusive distribution rights for the Company's hemodialysis catheter products in certain foreign territories. Under the agreement, the Distributor has agreed to purchase, and the Company has agreed to sell, a minimum number of units each year through June 2000. The term of the agreement has been renewed through June 2002, and there are minimum commitments for each year during the renewal term. As of June 30, 2000, the Distributor was not in compliance with the minimum commitments and the Company had not shipped on a timely basis all products ordered. However, management does not believe there is any exposure as a result of such non-compliance by the Company.

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

         The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to the distributors. As a result of these guarantees, the Company has accrued approximately $312,000 and $287,000 as of June 30, 2000 and December 31, 1999, respectively, related to amounts to be rebated to the various distributors.

         In connection with the Company's September 1, 1998 purchase of Columbia Vital Systems, Inc ("CVS"), the Company agreed to pay CVS up to an additional $4.0 million upon the successful achievement of certain criteria. Any additional payments made will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. As of

         June 30, 2000, none of these criteria has been met.

         In connection with the Company's October 15, 1998 purchase of Stepic Corporation ("Stepic"), the Company agreed to pay Stepic up to an additional $4.8 million upon the successful achievement of certain specified future earnings targets by Stepic. Any additional purchase payments made under the purchase agreement will be accounted for as additional costs of acquired assets. During 1999, the Company recorded additional purchase price of approximately $2.1 million, representing the Company's additional earned contingent payment for the first anniversary year ended October 31, 1999. During the six months ended June 30, 2000, the Company recorded additional purchase price and a liability of $1.6 million, representing the Company's estimated contingent payment for the second anniversary year ending October 31, 2000. Should Stepic's earnings exceed the target amount of $3.9 million for the second anniversary year, the liability will be increased by that amount. The contingent payment is due December 15, 2000 and will be paid from general company funds or funds obtained from the Company's lenders through an increase in or replacement of its current credit facility, a result of continuing negotiations with the lenders. Should the Company not obtain an increase in or replacement of its current credit facility, the Company may not have sufficient funds to meet its obligations and, therefore, will be required to negotiate new payment terms with the shareholders of Stepic. Should these negotiations not be successful and should the Company be required to pay the additional purchase payment when due, there could be a material adverse effect on the Company's business, consolidated financial condition and results of operations.

         The Company is party to numerous agreements which contain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events occur.

7.       SEGMENT INFORMATION

         As of June 30, 2000, the Company operates two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company as well as products manufactured by third parties on behalf of the Company through manufacturing and supply agreements.

         The Company evaluates the performance of its segments based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for income taxes, are reported on an entity wide basis only.

         The table below presents information about the reported sales (which include intersegment revenues), gross profit (which include intersegment gross profit) and identifiable assets of the Company's segments as of and for the three and six months ended June 30, 2000 and 1999.

                                                                                                 Identifiable
                                      Three Months Ended               Six Months Ended             As of
                                        June 30, 2000                    June 30, 2000          June 30, 2000
                                 ----------------------------    ----------------------------   -------------
                                    Sales        Gross Profit       Sales        Gross Profit       Assets
                                 ------------    ------------    ------------    ------------   -------------
         Manufacturing ......    $  6,807,686    $  2,961,164    $ 14,088,642    $  6,785,188    $ 60,413,861
         Distribution .......      10,472,775       2,123,896      21,275,240       4,361,205      39,620,710
                                 ------------    ------------    ------------    ------------    ------------
                                 $ 17,280,461    $  5,085,060    $ 35,363,882    $ 11,146,393    $100,034,571
                                 ============    ============    ============    ============    ============

                                      Three Months Ended               Six Months Ended                   As of
                                   June 30, 1999 (Restated)        June 30, 1999 (Restated)     June 30, 1999 (Restated)
                                 ----------------------------    ----------------------------   ------------------------
                                                                                                      Identifiable
                                    Sales        Gross Profit       Sales        Gross Profit            Assets
                                 ------------    ------------    ------------    ------------   ------------------------
         Manufacturing ......    $  8,181,081    $  4,687,432    $ 16,547,633    $  9,581,924         $ 66,567,650
         Distribution .......      11,309,797       2,351,390      23,186,234       5,040,864           37,237,888
                                 ------------    ------------    ------------    ------------         ------------
                                 $ 19,490,878    $  7,038,822    $ 39,733,867    $ 14,622,788         $103,805,538
                                 ============    ============    ============    ============         ============

         A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                          Three Months Ended               Six Months Ended
                                                       June 30,        June 30,        June 30,        June 30,
                                                         2000      1999 (Restated)       2000      1999 (Restated)
                                                     ------------  ---------------   ------------  ---------------
         Total segment sales ....................    $ 17,280,461    $ 19,490,878    $ 35,363,882    $ 39,733,867
         Elimination of intersegment sales ......        (915,916)       (612,702)     (1,900,136)     (1,414,350)
                                                     ------------    ------------    ------------    ------------
         Consolidated sales .....................    $ 16,364,545    $ 18,878,176    $ 33,463,746    $ 38,319,517
                                                     ============    ============    ============    ============

                                                               Three Months Ended               Six Months Ended
                                                            June 30,        June 30,        June 30,        June 30,
                                                              2000      1999 (Restated)       2000      1999 (Restated)
                                                          ------------  ---------------   ------------  ---------------
         Total segment gross profit ..................    $  5,085,060    $  7,038,822    $ 11,146,393    $ 14,622,788
         Elimination of intersegment gross profit ....          19,065         111,826          (3,666)        (86,694)
                                                          ------------    ------------    ------------    ------------
         Consolidated gross profit ...................    $  5,104,125    $  7,150,648    $ 11,142,727    $ 14,536,094
                                                          ============    ============    ============    ============

       A reconciliation of total segment assets to total consolidated assets of the Company as of June 30, 2000 and 1999 is as follows:

                                                                         As of                  As of
                                                                     June 30, 2000     June 30, 1999 (Restated)
                                                                     --------------    ------------------------
                  Total segment assets ........................      $  100,034,571         $  103,805,538
                  Elimination of intersegment receivables .....            (667,459)              (383,542)
                  Assets not allocated to segments ............           1,246,439                699,316
                                                                     --------------         --------------
                  Consolidated assets .........................      $  100,613,551         $  104,121,312
                                                                     ==============         ==============

         The Company's operations are located in the United States. Thus, substantially all of the Company's assets are located domestically. Sales information by geographic area for the three and six months ended June 30, 2000 and 1999, is as follows:

                                     Three Months Ended               Six Months Ended
                                June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                -------------   -------------   -------------   -------------
         United States ......    $ 15,508,873    $ 17,900,368    $ 31,803,412    $ 36,055,464
         Foreign ............         855,672         977,808       1,660,334       2,264,053
                                 ------------    ------------    ------------    ------------
                                 $ 16,364,545    $ 18,878,176    $ 33,463,746    $ 38,319,517
                                 ============    ============    ============    ============

8.       RESTATEMENT OF PREVIOUSLY REPORTED QUARTERLY INFORMATION

         The Company amended its quarterly report on Form 10-Q for the quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on August 16, 1999, to reflect an adjustment made to previously reported inventory and cost of goods sold. The restatement was necessary due to inventory valuation errors discovered in the fourth quarter of 1999 relating to previous periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Net Sales. Net sales decreased 13% to $16.4 million for the second quarter of 2000 from $18.9 million for the second quarter of 1999. This decrease is primarily attributable to a decline in sales volume resulting from scheduled management reductions of inventory held by its distributors during the second quarter of 2000 as well as timing of shipment differences resulting in higher than anticipated backlog of orders at the end of the second quarter of 2000. Back orders improved during the quarter resulting in an increase in service levels from 85% at the end of the first quarter to greater than 90% at the end of the second quarter. Management believes that back orders will continue to decrease and service levels will continue to increase during the third quarter. The allocation of net sales on a segment basis for the three months ended June 30, 2000 resulted in net sales of $6.8 million from the manufacturing segment and $10.5 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the three months ended June 30, 1999 resulted in net sales of $8.2 million from the manufacturing segment and $11.3 million from the distribution segment, before intersegment eliminations.

         Gross Profit. Gross profit decreased 29% to $5.1 million for the second quarter of 2000 from $7.2 million for the second quarter of 1999. Gross margin decreased to 31.2% in the second quarter of 2000 from 37.9% in the second quarter of 1999. The decrease in gross margin is the result of higher manufacturing costs incurred in late 1999, which affected the cost of goods sold in the second quarter of 2000. Additionally, distribution sales as a percentage of total sales was higher in the second quarter of 2000, which generates a lower margin than manufacturing sales. The allocation of gross profit between segments for the three months ended June 30, 2000 resulted in gross profit of $3.0 million from the manufacturing segment and $2.1 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the three months ended June 30, 1999 resulted in gross profit of $4.7 million from the manufacturing segment and $2.4 million from the distribution segment, before intersegment eliminations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) decreased approximately $135,000 or 2.8% to approximately $4.7 million for the second quarter of 2000 compared with $4.8 million for the second quarter of 1999. This decrease is due to lower salaries and commissions and shipping and marketing expenses in the second quarter of 2000 compared to the second quarter of 1999. SG&A expenses increased as a percentage of net sales to 28.8% for the second quarter of 2000 from 25.7% for the second quarter of 1999. This increase is substantially due to decreased sales in the second quarter of 2000 from the second quarter of 1999.

         Interest Expense. Net interest expense increased to approximately $1.3 million in the second quarter of 2000 compared to approximately $1.0 million in the second quarter of 1999. The increase in 2000 is due to higher debt outstanding during the second quarter of 2000 compared to the second quarter of 1999 as well as higher interest rates under the Company's New Credit Facility in the second quarter of 2000.

         Income Tax Expense. Income tax expense decreased and resulted in an income tax benefit of approximately $296,000 for the second quarter of 2000 compared to income tax expense of approximately $557,000 for the second quarter of 1999. The income tax benefit in the second quarter 2000 was the result of a pretax loss in the second quarter of 2000 compared to pretax income in the second quarter of 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net Sales. Net sales decreased 12.7% to $33.5 million for the six months ended June 30, 2000 from $38.3 million for the six months ended June 30, 1999. This decrease is primarily attributable to a decline in sales volume resulting from scheduled management reductions of inventory held by its distributors during 2000 as well as timing of shipment differences resulting in higher than anticipated backlog of orders at June 30, 2000. The allocation of net sales on a segment basis for the six months ended June 30, 2000 resulted in net sales of $14.1 million from the manufacturing segment and $21.3 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the six months ended June 30, 1999 resulted in net sales of $16.5 million from the manufacturing segment and $23.2 million from the distribution segment, before intersegment eliminations.

         Gross Profit. Gross profit decreased 23.3% to $11.1 million for the six months ended June 30, 2000 from $14.5 million for the six months ended June 30, 1999. Gross margin decreased to 33.3% in 2000 from 37.9% in 1999. The decrease in gross margin is the result of higher manufacturing costs incurred in late 1999, which affected the cost of goods sold during the six months ended June 30, 2000. Additionally, distribution sales as a percentage of total sales was higher in 2000, which generates a lower margin than manufacturing sales. The allocation of gross profit between segments for the six months ended June 30, 2000 resulted in gross profit of $6.8 million from the manufacturing segment and $4.4 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the six months ended June 30, 1999 resulted in gross profit of $9.6 million from the manufacturing segment and $5.0 million from the distribution segment, before intersegment eliminations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) decreased approximately $300,000 or 3.1% to approximately $9.4 million for the six months ended June 30, 2000 compared with $9.7 million for the six months ended June 30, 1999. This decrease is due to lower salaries and commissions and shipping and marketing expenses in 2000 compared to 1999. SG&A expenses increased as a percentage of net sales to 28.1% for the six months ended June 30, 2000 from 25.3% for the six months ended June 30, 1999. This increase is substantially due to decreased sales in 2000 from 1999.

         Interest Expense. Net interest expense increased to approximately $2.5 million for the six months ended June 30, 2000 compared to approximately $2.0 million for the six months ended June 30, 1999. The increase in 2000 is due to higher debt outstanding during 2000 compared to 1999 as well as higher interest rates under the Company's New Credit Facility in 2000.

         Income Tax Expense. Income tax expense decreased and resulted in an income tax benefit of $142,000 for the six months ended June 30, 2000 compared to income tax expense of approximately $1.3 million for the six months ended June 30, 1999. The income tax benefit in 2000 was the result of a pretax loss in 2000 compared to pretax income in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $873,495 for the six months ended June 30, 2000 compared with ($4,603,349) for the six months ended June 30, 1999. The decrease in cash used in operations during 2000 compared to 1999 was primarily attributable to the reduction in accounts receivable and lower income taxes paid during 2000. The Company restructured outstanding accounts receivable due from two of the Company's largest distributors in an aggregate amount of approximately $2.5 million. As a result of the restructuring, the outstanding balances will be collected over a period of approximately 12 months, beginning August 2000.

Net cash used in investing activities was $105,631 in 2000 compared to $230,750 in 1999. Substantially all of the investing activities in both 2000 and 1999 were for capital expenditures for the Company's facilities.

Net cash used in financing activities was $702,583 in 2000 compared to $270,839 in 1999. Financing activities in both 2000 and 1999 consisted primarily of principal payments on outstanding debt. The increase in principal payments on outstanding debt in 2000 was attributable to payments on the notes payable to the shareholders of Stepic of approximately $488,000.

As discussed more fully in Note 6 of the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999, the Company maintains a $50 million amended and restated credit facility (the "New Credit Facility") with Banc of America Commercial Finance Corporation ("Banc of America") to be used for working capital purposes and to fund future acquisitions. Portions of the amounts outstanding under the New Credit Facility are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. The remaining portion is due on the date of the expiration of the New Credit Facility, which is July 1, 2004. The total balance outstanding under the New Credit Facility was approximately $45 million and no funds were available for borrowing under the New Credit Facility at June 30, 2000. In addition, the Company had outstanding standby letters of credit at June 30, 2000 of approximately $4.8 million, which collateralize the Company's obligations to third parties in connection with its 1998 acquisitions. The Company's New Credit Facility contains certain restrictive covenants that require a minimum net worth and EBITDA as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements and affiliate transactions. The Company and Banc of America amended the New Credit Facility on March 31, 1999 and March 29, 2000, to adjust certain of the financial ratio covenants and increase the interest rate.

The Company and Banc of America further amended the New Credit Facility on June 6, 2000 to provide a short-term bridge loan (the "Bridge Loan") to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund a short-term bridge loan to Marshall B. Hunt, the Company's Chairman, CEO and largest shareholder. (See Notes 4 and 5 to the Company's interim condensed consolidated financial statements included in this Form 10-Q). The Bridge Loan and related interest are due on August 30, 2000. In the event that the Company is unable to pay the amount due under the Bridge Loan, it will be in default under the New Credit Facility. In such event, the business, results of operation and consolidated financial condition of the Company will be materially adversely affected.

As permitted under the New Credit Facility documents and under the Bridge Loan documents, Banc of America has instituted a sweep arrangement whereby funds collected in the Company's depositary accounts are swept periodically into the Company's lockbox account with Bank of America and applied against the outstanding loan under the New Credit Facility. The financial institutions which hold such accounts have been notified by Banc of America that such lockbox arrangements have been instituted, and the Company's and its subsidiaries' right to withdraw, transfer or pay funds from the accounts has been terminated. The Company may apply to receive additional loans under the New Credit Facility to the extent such loan has been paid down under the lockbox arrangement. There can be no assurance that Banc of America will agree to loan the Company additional funds under the New Credit Facility. The failure of the Company to secure additional loans from Banc of America will have a material adverse effect on the Company's business, results of operations, consolidated financial condition, liquidity and ability to pay its debts as they become due.

As of June 30, 2000, the Company has violated certain financial covenants of the New Credit Facility, as amended, but the Company has obtained a waiver of these covenant violations from Banc of America through July 31, 2000. This waiver amends certain of the financial covenants and provides that (i) the Company's financial covenant compliance shall be measured monthly rather than quarterly;
(ii) the Company shall cooperate and pay all expenses associated with the Banc of America Recovery Group's conduct of collateral and operational audits; and
(iii) the Company shall either (a) enter into a letter of intent setting forth the terms for an equity investment which is satisfactory to Banc of America on or before August 22, 2000 or (b) engage an investment banker acceptable to Banc of America to explore strategic alternatives with respect to the sale of a portion or all of the Company's assets or stock. Pursuant to EITF 86-30, the Company has classified the debt under its New Credit Facility to current.

The Company is continuing negotiations with various lenders to refinance its existing senior indebtedness and to provide new subordinate debt or equity investment. Quarterly payments of principal under the New Credit Facility commence on October 1, 2000 and continue thereafter on each January 1, April 1, July 1 and October 1 for sixteen quarters. (See Note 4 to the Company's interim condensed consolidated financial statements included in this Form 10-Q.) Should the Company not be successful in refinancing its existing senior indebtedness or securing new subordinate debt or equity investment, the Company may again violate certain financial covenants of the New Credit Facility as of August 31, 2000 or may be unable to pay the August 30, 2000 Bridge Loan payment or October 1, 2000 principal installment payment and subsequent principal installment payments. Should this covenant violation occur and not be waived by the Banc of America or should the Company be unable to make the August 30, 2000 Bridge Loan payment or the October 1, 2000 or subsequent principal payments, there could be a material adverse effect on the Company's business, consolidated financial condition, results of operations liquidity and ability to pay its debts as they become due.

The Company is continuing negotiations to resolve the violations of its Manufacturing Agreement with IFM dated September 30, 1998. The Company was notified on June 22, 1999 by IFM that it was in breach of the Manufacturing Agreement for certain violations as discussed in further detail in Note 6 of the Company's interim condensed consolidated financial statements contained elsewhere in this Form 10-Q.

The Company and IFM are currently operating under an oral modification to the Manufacturing Agreement. Should the Company be unable to revise the Manufacturing Agreement to include acceptable terms or fail to continue to operate under the oral modification to the Manufacturing Agreement, then any liabilities incurred as a result of the default could have a material adverse effect on the Company's business, consolidated financial condition and results of operations.

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

As of June 30, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material risk posed by any such noncompliance. Moreover, the Company generally believes that the vendors that supply products to the Company for resale are responsible for the products' Year 2000 functionality.

Although the Company's Year 2000 rollover did not present any material business disruption, there may be some remaining Year 2000-related risks, including risks due to the fact that the Year 2000 is a leap year. These risks include potential product supply issues and other non-operational issues.

Management believes that appropriate action has been taken to address these remaining Year 2000 issues. Management, however, cannot be certain that Year 2000 issues will not have a material adverse impact on the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the Company's limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company's potential exposure to product liability, the possible inadequacy of the Company's cash flow from operations and cash available from external financing, the inability to introduce new products, the Company's reliance on a few large customers, the Company's dependence on key personnel, the fact that the Company is subject to control by certain shareholders, the Company's ability to address Year 2000 problems, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company's ability to pay its indebtedness or to comply on a monthly basis with the financial covenants in the New Credit Facility. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above and other factors that you may wish to consider is contained in the Company's Form 10-K for the year ended December 31, 1999.

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

At June 30, 2000 and December 31, 1999, the Company had approximately $46 million and $45 million, respectively, outstanding under its New Credit Facility, which expires in July 2004. Amounts outstanding under the New Credit Facility of approximately $9.9 million and $11.1 million at June 30, 2000 and December 31, 1999, respectively, were subject to the Cap Agreement, which expires in October 2002. The Cap Agreement settles quarterly, and the cap rate is 8.8%.

For more information on the Cap Agreement, see Notes 2 and 6 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.

(a) On June 6, 2000 the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement by and among the Company, the Lenders referred to therein and Banc of America Commercial Finance Corporation, as Agent. The Amended and Restated Credit Agreement, and the amendments and waivers thereto, currently prohibit the payment of dividends on the Company's capital stock and also restrict the Company's capital expenditures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      The Company's Annual Meeting of Shareholders was held on May 8, 2000.

(b)      Not applicable.

(c)      The following proposals were adopted by the shareholders of the
         Company:

         (i)      The election of two Directors.

                  The vote on the above proposal was:

                                                    For        Withhold Authority
                                                 ----------    ------------------
                  Robert Cohen                   10,962,673         119,550
                  Robert J. Simmons              10,962,673         119,550

         (ii) A proposal to ratify the appointment of PriceWaterhouseCoopers LLP as the Company's independent auditors for 2000.

                  The vote on the above proposal was:

                                                    For          Against     Abstained
                                                 ----------      -------     ---------
                                                 10,988,073       92,950       1,200

         (iii) A proposal to increase the number of shares of the Company's common stock authorized and reserved for issuance under the Company's 1998 Stock Incentive Plan from 500,000 shares to 800,000 shares.

                  The vote on the above proposal was:

                                                    For          Against     Abstained
                                                 ----------      -------     ---------
                                                 10,811,858      255,615       14,750

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit Number    Description
         --------------    -----------

         10.1 Loan Agreement, dated as of June 6, 2000, by and among the Company, Marshall B. Hunt and Hunt Family
                        Investments, L.L.L.P.

         10.2           Revolving Credit Note, dated as of July 1, 2000, by the
                        Company in favor of Bank of America, N.A.

         10.3           Bridge Loan Note, dated as of July 1, 2000, by the
                        Company in favor of Bank of America, N.A.

         10.4 Pledge and Assignment of Note and Collateral, dated as of June 6, 2000, by and between the Company and Banc of America Commercial Finance Corporation, as Agent for the
                        Lenders referred to therein.

         10.5           Promissory Note, dated as of June 6, 2000, by Marshall
                        B. Hunt and Hunt Family Investments, L.L.L.P. in favor of the Company.

         10.6           Pledge Agreement, dated as of June 6, 2000, between
                        Marshall B. Hunt and the Company.

         10.7           Pledge Agreement, dated as of June 6, 2000, between Hunt
                        Family Investments, L.L.L.P. and the Company.

         27.1           Financial Data Schedule (for SEC filing purposes only).




(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

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


August 14, 2000                           /s/ Robert M. Dodge
---------------                           --------------------------------------
                                          Senior Vice-President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer and
                                          Duly Authorized Officer)