Form 10-Q
period 2000-09-30
HORIZON MEDICAL PRODUCTS INC
filed 2000-11-14
CIK 1052958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                    Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 14, 2000 was 13,366,278.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations............................................................... 19

         ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk.......................... 25


PART II.   OTHER INFORMATION

         ITEM 2.      Changes in Securities............................................................... 26

         ITEM 3.      Defaults Upon Senior Securities..................................................... 26

         ITEM 6.      Exhibits and Reports on Form 8-K.................................................... 27

         SIGNATURE........................................................................................ 28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

                  Interim Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999.

                  Interim Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited and restated).

                  Interim Condensed Consolidated Statements of Operations for the nine months ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited and restated).

                  Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited and restated).

                  Notes to Interim Condensed Consolidated Financial Statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,         December 31,
                                                                                               2000                  1999
                                                                                           --------------       --------------
                                                                                             (Unaudited)
                                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .......................................................      $      652,745       $    1,991,427
    Accounts receivable - trade, net ................................................          16,991,481           18,091,455
    Inventories .....................................................................          20,264,740           19,647,250
    Prepaid expenses and other current assets .......................................           1,992,647            1,262,611
    Income tax receivable ...........................................................           1,184,910              953,055
    Deferred taxes ..................................................................           1,246,439            1,246,439
                                                                                           --------------       --------------
       Total current assets .........................................................          42,332,962           43,192,237
Property and equipment, net .........................................................           3,363,429            3,683,446
Intangible assets, net ..............................................................          54,660,212           55,259,193
Other assets ........................................................................             235,558              262,596
                                                                                           --------------       --------------
       Total assets .................................................................      $  100,592,161       $  102,397,472
                                                                                           ==============       ==============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Cash overdraft ..................................................................      $      711,508       $           --
    Accounts payable - trade ........................................................           6,248,342            5,861,935
    Accrued salaries and commissions ................................................             175,753              203,415
    Accrued royalties ...............................................................              95,344              172,073
    Accrued interest ................................................................             519,533              450,560
    Other accrued expenses ..........................................................           1,138,031              820,227
    Current portion of long-term debt ...............................................          49,092,979            5,757,196
                                                                                           --------------       --------------
       Total current liabilities ....................................................          57,981,490           13,265,406
Long-term debt, net of current portion ..............................................             666,390           44,998,709
Other liabilities ...................................................................             138,258              157,282
Deferred taxes ......................................................................             907,079              907,079
                                                                                           --------------       --------------
       Total liabilities ............................................................          59,693,217           59,328,476
                                                                                           --------------       --------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 4 AND 6)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized,
       none issued and outstanding ..................................................                  --                   --
    Common stock, $.001 par value per share; 50,000,000 shares authorized,
       13,366,278 shares issued and outstanding in 2000 and 1999 ....................              13,366               13,366
    Additional paid-in capital ......................................................          51,826,125           51,826,125
    Shareholders' notes receivable ..................................................          (1,388,380)            (452,581)
    Accumulated deficit .............................................................          (9,552,167)          (8,317,914)
                                                                                           --------------       --------------
       Total shareholders' equity ...................................................          40,898,944           43,068,996
                                                                                           --------------       --------------
       Total liabilities and shareholders' equity ...................................      $  100,592,161       $  102,397,472
                                                                                           ==============       ==============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Three Months Ended
                                                                                                      September 30
                                                                                               2000                  1999
                                                                                           --------------       --------------
                                                                                            (Unaudited)          (Unaudited &
                                                                                                                   Restated)
Net sales ...........................................................................      $   16,115,269       $   18,841,653
Cost of goods sold ..................................................................          10,576,298           11,937,372
                                                                                           --------------       --------------
               Gross profit .........................................................           5,538,971            6,904,281
Selling, general and administrative expenses ........................................           5,023,023            5,400,567
                                                                                           --------------       --------------

               Operating income .....................................................             515,948            1,503,714
                                                                                           --------------       --------------
Other income (expense):
    Interest expense ................................................................          (1,464,019)          (1,057,490)
    Other (expense) income ..........................................................             (55,880)              16,354
                                                                                           --------------       --------------
                                                                                               (1,519,899)          (1,041,136)
                                                                                           --------------       --------------
     (Loss) income before income taxes ..............................................          (1,003,951)             462,578
Income tax benefit / (provision) ....................................................             303,211             (218,249)
                                                                                           --------------       --------------
               Net (loss) income ....................................................      $     (700,740)      $      244,329
                                                                                           ==============       ==============

Net (loss) income per share - basic and diluted .....................................      $        (0.05)      $         0.02
                                                                                           ==============       ==============

Weighted average common shares outstanding - basic ..................................          13,366,278           13,366,278
                                                                                           ==============       ==============
Weighted average common shares outstanding - diluted ................................          13,366,278           13,369,006
                                                                                           ==============       ==============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                               2000                  1999
                                                                                           --------------       --------------
                                                                                            (Unaudited)          (Unaudited &
                                                                                                                   Restated)
Net sales ...........................................................................      $   49,579,009       $   57,161,170
Cost of goods sold ..................................................................          32,897,319           35,720,795
                                                                                           --------------       --------------
       Gross profit .................................................................          16,681,690           21,440,375
Selling, general and administrative expenses ........................................          14,415,108           15,092,979
                                                                                           --------------       --------------

       Operating income .............................................................           2,266,582            6,347,396
                                                                                           --------------       --------------
Other income (expense):
    Interest expense ................................................................          (3,964,600)          (3,013,562)
    Other income ....................................................................              18,525               70,573
                                                                                           --------------       --------------
                                                                                               (3,946,075)          (2,942,989)
                                                                                           --------------       --------------
       (Loss) income before income taxes ............................................          (1,679,493)           3,404,407
Income tax benefit / (provision) ....................................................             445,240           (1,478,395)
                                                                                           --------------       --------------
       Net (loss) income ............................................................          (1,234,253)           1,926,012
                                                                                           ==============       ==============

Net (loss) income per share - basic and diluted .....................................      $        (0.09)      $         0.14
                                                                                           ==============       ==============

Weighted average common shares outstanding - basic ..................................          13,366,278           13,366,278
                                                                                           ==============       ==============
Weighted average common shares outstanding - diluted ................................          13,366,278           13,369,606
                                                                                           ==============       ==============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                           -----------------------------------
                                                                                                2000                 1999
                                                                                           --------------       --------------
                                                                                             (Unaudited)         (Unaudited &
                                                                                                                   Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ...................................................................      $   (1,234,253)      $    1,926,012
Adjustments to reconcile net (loss) income to net cash provided by (used in)
operating activities:
           Depreciation .............................................................             584,571              569,120
           Amortization .............................................................           2,198,981            2,160,962
           Loss on disposal of property and equipment ...............................              83,850
           Non-cash increase in notes receivable-shareholders .......................             (35,799)             (20,215)
           (Increase) decrease in operating assets:
                Accounts receivable-trade ...........................................           1,099,974           (1,153,996)
                 Inventories ........................................................            (617,490)          (2,418,914)
                Prepaid expenses and other assets ...................................            (628,167)             739,355
                Income tax receivable ...............................................            (231,855)            (419,053)
           Increase (decrease) in operating liabilities:
                Accounts payable - trade ............................................             386,407           (4,172,877)
                Income taxes payable ................................................                               (1,343,473)
                Accrued expenses and other liabilities ..............................             284,279             (608,512)
                                                                                           --------------       --------------
           Net cash provided by (used in) operating activities ......................           1,890,498           (4,741,591)
                                                                                           --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ................................................................            (348,404)            (331,628)
Change in non-operating assets, net .................................................                                  (56,893)
                                                                                           --------------       --------------
           Net cash used in investing activities ....................................            (348,404)            (388,521)
                                                                                           --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft ......................................................................             711,508
Debt issue costs ....................................................................                                  (69,353)
Principal payments on long-term debt ................................................          (3,592,284)            (331,894)
                                                                                           --------------       --------------
       Net cash used in financing activities ........................................          (2,880,776)            (401,247)
                                                                                           --------------       --------------
Net decrease in cash and cash equivalents ...........................................          (1,338,682)          (5,531,359)
Cash and cash equivalents, beginning of period ......................................           1,991,427            6,232,215
                                                                                           --------------       --------------

Cash and cash equivalents, end of period ............................................      $      652,745       $      700,856
                                                                                           ==============       ==============

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

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING
         POLICIES

         The interim condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (the "Company") at December 31, 1999 has been derived from the Company's audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and instructions to Form 10-Q. The interim condensed consolidated financial statements at September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999, including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. SFAS No. 133, as amended by SFAS No. 138, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Currently, the Company does not hold derivative instruments or engage in hedging activities other than the interest rate cap discussed in Note 4, which expired on October 2, 2000.

         In December 1999, the SEC released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101, as amended in March 2000 and June 2000, and believes its existing accounting policies are consistent with the guidance provided in the SAB.

2.       INVENTORIES

         A summary of inventories is as follows:

                                          September 30,          December 31,
                                              2000                   1999
                                          ------------           ------------
         Raw materials................    $  3,954,495           $  5,551,390
         Work in process..............       3,283,439              3,943,563
         Finished goods...............      14,303,472             11,260,057
                                          ------------           ------------
                                            21,541,406             20,755,010
         Less inventory reserves......      (1,276,666)            (1,107,760)
                                          ------------           ------------
                                          $ 20,264,740           $ 19,647,250
                                          ============           ============

3.       EARNINGS PER SHARE

         A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                For the Three Months Ended                  For the Nine Months Ended
                                                     September 30, 2000                          September 30, 2000
                                           -------------------------------------       -------------------------------------
                                              Loss          Shares     Per-share          Loss         Shares      Per-share
                                            Numerator     Denominator    Amount         Numerator    Denominator     Amount
                                           -----------    -----------  ---------       -----------   -----------   ---------
         Basic EPS ....................... $ (700,740)    13,366,278   $   (0.05)      $(1,234,253)  13,366,278    $   (0.09)
                                                                       =========                                   =========
         Effect of Dilutive Securities....         --             --                            --           --
                                           ----------     ----------                   -----------   ----------
         Diluted EPS...................... $ (700,740)    13,366,278   $   (0.05)      $(1,234,253)  13,366,278    $   (0.09)
                                           ==========     ==========   =========       ===========   ==========    =========

                                                For the Three Months Ended                  For the Nine Months Ended
                                               September 30, 1999 (Restated)               September 30, 1999 (Restated)
                                           -------------------------------------       -------------------------------------
                                             Income         Shares     Per-share         Income        Shares      Per-share
                                            Numerator     Denominator    Amount         Numerator    Denominator     Amount
                                           -----------    -----------  ---------       -----------   -----------   ---------
         Basic EPS ....................... $  244,329     13,366,278   $    0.02       $ 1,926,012   13,366,278    $    0.14
                                                                       =========                                   =========
         Effect of Dilutive Securities....         --          2,728                            --        3,328
                                           ----------     ----------                   -----------   ----------
         Diluted EPS...................... $  244,329     13,369,006   $    0.02       $ 1,926,012   13,369,606    $    0.14
                                           ==========     ==========   =========       ===========   ==========    =========

         The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $4.34 and $5.58 for the three and nine months ended September 30, 1999, respectively.

         Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive. There were 297,481 and 263,350 options outstanding for the three and nine months ended September 30, 1999, respectively, with exercise prices ranging from $5.75 to $15.50. All of these options expire between 2008 and 2009 and were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the three and nine months ended September 30, 1999.

4.       LONG-TERM DEBT

         The Company has retained a management consulting firm to assist the Company in restructuring its current senior indebtedness and to seek alternative sources of either senior and/or subordinated debt or an equity investment. Should the Company be unsuccessful in obtaining new senior and/or subordinated debt or an equity investment, the Company will continue to be in default under its New Credit Facility and, as a result, there could be a material adverse effect on the Company's business, consolidated financial condition, results of operations, liquidity and its ability to pay its debts as they become due.

         The Company maintains a $50 million amended and restated credit facility (the "New Credit Facility") with Bank of America, which is used for working capital purposes (the "Working Capital Loans") and to fund acquisitions (the "Acquisition Loans"). The New Credit Facility provides for a sublimit, as of September 30, 2000, of $5,756,961 as it relates to the Working Capital Loans. The Working Capital Loans and the Acquisition Loans are collectively referred to herein as the Revolving Credit Loans. The availability of funds under the Acquisition Loans terminated on May 26, 2000, and the New Credit Facility expires on July 1, 2004. In addition, the Company had outstanding standby letters of credit of $4,800,000 at September 30, 2000 and December 31, 1999. These letters of credit, which have terms through January 2002, collateralize the Company's obligations to third parties in connection with acquisitions. Effective June 6, 2000, the New Credit Facility was amended to provide for a short-term bridge loan (the "Bridge Loan") to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund a short-term bridge loan to the Company's largest shareholder (the "Shareholder Bridge Loan") (see Note 5).

         Amounts outstanding under the Acquisition Loans are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. Amounts outstanding under the Working Capital Loans are due on July 1, 2004. The Bridge Loan, including accrued interest, was due on August 30, 2000. As of September 30, 2000 and December 31, 1999, $3,057,593 and $5,533,225, respectively, were outstanding under the Working Capital Loans and $39,443,039 was outstanding under the Acquisition Loans. Additionally, as described above, there were outstanding letters of credit of $4,800,000 under the New Credit Facility as of September 30, 2000 and December 31, 1999.

         As permitted under the New Credit Facility documents and under the Bridge Loan documents, Bank of America has instituted a sweep arrangement whereby funds collected in the Company's depository accounts are swept periodically into the Company's lockbox account with Bank of America and applied against the outstanding loan under the New Credit Facility. The financial institutions which hold such accounts have been notified by Bank of America that such lockbox arrangements have been instituted, and the Company's as well as its subsidiaries' right to withdraw, transfer or pay funds from the accounts has been terminated. The Company periodically will apply to receive additional loans under the Working Capital Loans under the New Credit Facility to the extent such loan has been paid down under the lockbox arrangement. There can be no assurance that Bank of America will continue to loan the Company additional funds under the New Credit Facility as the outstanding Working Capital Loans are paid down periodically under the sweep arrangement and the Company applies for additional loans. The failure of the Company to obtain additional loans from Bank of America as the Company applies for such loans will have a material adverse effect on the Company's business, results of operations, consolidated financial condition, liquidity and ability to pay its debts as they become due.

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

         Effective March 29, 2000, the New Credit Facility, including the Bridge Loan as of June 6, 2000, bears interest, at the option of the Company, at the Index Rate, as defined in the agreement, plus an applicable margin ranging from 3.50% to 4.50% or adjusted LIBOR plus an applicable margin ranging from 3.50% to 4.50%. The applicable margin applied is based on the Company's leverage ratio, as defined in the agreement. At September 30, 2000, the Company's interest rate was based on the Index Rate with a resulting rate of 11.035%. At December 31, 1999, the Company's interest rate under its New Credit Facility was based on the Index Rate with a resulting rate of 9.5152%. The default interest rate under the New Credit Facility and the Bridge Loan is equal to the otherwise applicable interest rate plus 2%.

         The Company has entered into an interest rate cap agreement with Bank of America. The Company utilizes the interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt. The interest rate cap agreement entitles the Company to receive from Bank of America the amounts, if any, by which the floating rate, as defined in the agreement, exceeds the strike rates (or cap rates) stated in the agreement. At September 30, 2000 and December 31, 1999, the Company had an interest rate cap with a notional amount of $9,375,000 and $11,062,500, respectively. Under this agreement, the interest rate on the notional amount is capped at 8.8%. The agreement expired on October 2, 2000. The Company has received no payments from Bank of America under the agreement during 2000 and 1999.

         The New Credit Facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .375%, as well as a letter of credit fee payable quarterly, in arrears, at a rate of 2%. Both fees are based on a defined calculation in the agreement. In addition, the New Credit Facility requires an administrative fee in the amount of $30,000 to be paid annually.

         The Company's obligations under the New Credit Facility are collateralized by liens on substantially all of the Company's assets, including inventory, accounts receivable and general intangibles as well as a pledge of the stock of the Company's subsidiaries. The Company's obligations under the New Credit Facility are also guaranteed individually by each of the Company's subsidiaries (the "Guarantees"). The obligations of such subsidiaries under the Guarantees are collateralized by liens on substantially all of their respective assets, including inventory, accounts receivable and general intangibles. The Company's obligation under the Bridge Loan is collateralized by the pledge of 2,813,943 shares of the Company's common stock beneficially owned by Marshall B. Hunt, the Company's Chairman, CEO and largest shareholder, and by the collateral previously pledged by the Company to Bank of America under the New Credit Facility.

         The Company's New Credit Facility contains certain restrictive covenants that require minimum net worth and EBITDA thresholds as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. As of September 30, 2000, the Company has violated certain of these financial covenants and, as a result, is in default under its New Credit Facility.

         In addition, the Company is also in default under its New Credit Facility as a result of not making its principal payment of approximately $2.5 million due October 1, 2000, as well as non-payment of the Bridge Loan that was due on August 30, 2000. The Company has classified the debt under its New Credit Facility to current as of September 30, 2000 as a result of such defaults.

         As a result of the Company's default under the Bridge Loan and the New Credit Facility as of September 30, 2000 and continuing through the filing date of this Form 10-Q, Bank of America notified the Company of its intention to exercise its rights and remedies under the New Credit Facility, the Bridge Loan, and the Shareholder Bridge Loan (as endorsed to Bank of America). Bank of America has indicated that it intends to directly pursue collection of the Shareholder Bridge Loan and has demanded payment of principal and interest payable at the default rate under the Shareholder Bridge Loan from the Company. Bank of America has also notified the Company that, as a result of the Company's various defaults, it will exercise, without further notice, any and all remedies available to it under the New Credit Facility, the Bridge Loan and the Shareholder Bridge Loan. The remedies available to Bank of America include, without limitation, the right to foreclose upon the collateral securing the New Credit Facility, the Bridge Loan or the Shareholder Bridge Loan, the right to declare immediately due and payable all amounts due under the New Credit Facility, the right to collect attorneys' fees under the New Credit Facility and the Bridge Loan, and the right to file suit against any and all parties liable on the New Credit Facility, the Bridge Loan or the Shareholder Bridge Loan. Should Bank of America exercise its remedies under the New Credit Facility, the Bridge Loan, or the Shareholder Bridge Loan such exercise will have a material adverse effect upon the Company's business, results of operations, consolidated financial condition, liquidity and ability to pay its debts as they become due.

5.       RELATED PARTY TRANSACTIONS

         As discussed in Note 4 on June 6, 2000, the Company obtained the Bridge Loan from Bank of America in the amount of $900,000, which was used to fund the Shareholder Bridge Loan to the Company's largest shareholder. The Shareholder Bridge Loan requires interest at either the Index Rate, as defined in the Shareholder Bridge Loan, plus 4.5% or the adjusted LIBOR rate plus 4.5%, as elected by the shareholder. The Shareholder Bridge Loan and related interest were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due to its lender under the Bridge Loan, thereby causing the Company to default under the Bridge Loan and its New Credit Facility at September 30, 2000 (see Note 4). The Shareholder Bridge Loan and related accrued interest of $15,529 are recorded as contra-equity in the interim condensed consolidated balance sheet at September 30, 2000.

         The Company has unsecured loans to Messrs. Hunt and Peterson, the Chairman of the Board and Chief Executive Officer of the Company and the President of the Company, respectively, and to a former Vice Chairman of the Board of the Company in the form of notes receivable in the amount of $337,837, plus accrued interest receivable of $135,014 and $114,744 at September 30, 2000 and December 31, 1999, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997. Three of the notes were due September 20, 2000, and the remaining three notes were due October 12, 2000. All of these notes are in default as a result of non-payment. The Company recognized interest income of $20,270 during the nine months ended September 30, 2000 related to the notes. The notes and related accrued interest are recorded as contra-equity in the condensed consolidated balance sheets.

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

         The Company and Bank of America amended the New Credit Facility on June 6, 2000 to provide the Bridge Loan to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund the Shareholder Bridge Loan to the Company's Chairman, CEO and largest shareholder (See Notes 4 and 5). The Shareholder Bridge Loan and related interest were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due to its lender under the Bridge Loan, thereby causing the Company to default under the Bridge Loan and the New Credit Facility at September 30, 2000.

         As of September 30, 2000, the Company has violated certain financial covenants of the New Credit Facility, as amended, and as a result, is in default of the New Credit Facility. In addition, the Company is also in default of its New Credit Facility as a result of not making its principal payment of approximately $2.5 million due October 1, 2000. The Company has classified the debt under its New Credit Facility to current at September 30, 2000 as a result of the defaults.

         As a result of the Company's default under the Bridge Loan and the New Credit Facility as of September 30, 2000 and continuing through the filing date of this Form 10-Q, Bank of America notified the Company of its intention to exercise its rights and remedies under the New Credit Facility, the Bridge Loan, and the Shareholder Bridge Loan (as endorsed to Bank of America). Bank of America has indicated that it intends to directly pursue collection of the Shareholder Bridge Loan and has demanded payment of principal and interest payable at the default rate under the Shareholder Bridge Loan from the Company. Bank of America has also notified the Company that, as a result of the Company's various defaults, it will exercise, without further notice, any and all remedies available to it under the New Credit Facility, the Bridge Loan and the Shareholder Bridge Loan. The remedies available to Bank of America include, without limitation, the right to foreclose upon the collateral securing the New Credit Facility, the Bridge Loan or the Shareholder Bridge Loan, the right to declare immediately due and payable all amounts due under the New Credit Facility, the right to collect attorneys' fees under the New Credit Facility and the Bridge Loan, and the right to file suit against any and all parties liable on the New Credit Facility, the Bridge Loan or the Shareholder Bridge Loan. Should Bank of America exercise its remedies under the New Credit Facility, the Bridge Loan, or the Shareholder Bridge Loan such exercise will have a material adverse effect upon the Company's business, results of operations, consolidated financial condition, liquidity and ability to pay its debts as they become due.

         The Company has retained a management consulting firm to assist the Company in restructuring its current senior indebtedness and to seek alternative sources of either senior and/or subordinated debt or an equity investment. Should the Company be unsuccessful in obtaining new senior and/or subordinated debt or an equity investment, the Company will continue to be in default with its New Credit Facility and as a result, there could be a material adverse effect on the Company's business, consolidated financial condition, results of operations, liquidity and its ability to pay its debts as they become due.

         On September 30, 1998, the Company acquired from Ideas for Medicine, Inc. ("IFM") certain medical device product lines and certain equipment used in the manufacture of the medical devices. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 30, 1998, between the Company and IFM. In connection with the acquisition, the Company and IFM entered into a Manufacturing Agreement (the "Manufacturing Agreement"), pursuant to which, for a four-year term, IFM agreed to manufacture exclusively for the Company and the Company agreed to purchase from IFM a specified minimum amount of products from the medical device product lines acquired by the Company. The Manufacturing Agreement provided that annual sales of the products from IFM to the Company would be equal to at least $6 million during each twelve-month period under the Manufacturing Agreement.

         On June 22, 1999, IFM notified the Company that it was in breach of the Manufacturing Agreement in several respects, including non-payment of invoices from IFM to the Company within 45 days after invoice date, the Company's failure to provide a production schedule at the end of the first six months of the term of the Manufacturing Agreement and on a monthly basis thereafter, the Company's failure to provide packaging and labeling, and non-payment of interest related to past due invoices.

         On October 9, 2000, the Company acquired certain additional assets from IFM, including inventory, leasehold improvements, and other fixed assets and assumed IFM's lease for its manufacturing facility located in St. Petersburg, Florida, pursuant to an Asset Purchase Agreement dated October 9, 2000 ("Asset Purchase Agreement"). In connection with the Asset Purchase Agreement, the Manufacturing Agreement was terminated, and the Company has no further obligation after October 9, 2000 to purchase products from IFM. With such termination, the above-described defaults were resolved. For a more detailed description of the October 2000 acquisition by the Company, see the Company's Form 8-K filed on October 24, 2000.

         In consideration for the October 2000 acquisition, the Company agreed to pay IFM approximately $5.9 million, which reflects the fully absorbed cost of the acquired inventory together with the book value of the fixed assets acquired. Such purchase price is payable pursuant to a promissory note (the "Note") in 22 equal monthly installments of principal and interest of $140,000 and a $1 million payment upon the earlier of April 3, 2001 or the closing of an equity financing, as described in the Asset Purchase Agreement. This payment schedule assumes that all payments due under the Note are made on a timely basis. The Note consists of a portion, equal to approximately $3.8 million, which bears interest at 9% per year, and a non-interest bearing portion of approximately $2.1 million. If the $1 million payment under the Note is made when due, and no other defaults exist under the Note, then $1 million of the non-interest bearing portion of the Note will be forgiven. In addition, at such time as the principal balance has been paid down to $1.1 million and assuming that there have been no defaults under the Note, the remainder of the Note will be forgiven, and the Note will be canceled.

         Also in connection with the September 30, 1998 IFM acquisition, the Company assumed certain license agreements (the "IFM Licensors") for the right to manufacture and sell cholangiogram catheters, surgical retractors, embolectomy catheters, aortic occlusion catheters, suture needles and other medical instruments covered by the IFM Licensors' patents or derived from the IFM Licensors' confidential information. Payments under these agreements vary, depending on the individual products produced, and range from 1% to 5% of the Company's net sales of such licensed products. Such payments shall continue until the expiration of a fixed 20-year term or the expiration date of each corresponding licensed patent covering each product under the agreements.

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

         On June 27, 1997, the Company entered into a distribution agreement with an overseas distributor (the "Distributor") granting the Distributor exclusive distribution rights for the Company's hemodialysis catheter products in certain foreign territories. Under the agreement, the Distributor has agreed to purchase, and the Company has agreed to sell, a minimum number of units each year through June 2000. The term of the agreement has been renewed through June 2002, and there are minimum commitments for each year during the renewal term. As of September 30, 2000, the Distributor was not in compliance with the minimum purchase commitments, and the Company had not shipped on a timely basis all products ordered. However, management does not believe there is any exposure as a result of such non-compliance by the Company.

         On December 11, 1998, the Company entered into a long-term distribution agreement ("the Distribution Agreement") with a medical devices manufacturer. The Distribution Agreement provides for the manufacturer to supply, and the Company to purchase, certain minimum levels of vascular grafts for an initial term of three years. The Distribution Agreement may be automatically extended up to two additional years upon the achievement of annual minimum purchase targets as defined in the Distribution Agreement. The Distribution Agreement requires the Company to purchase a minimum of 4,500 units, 6,300 units and 8,800 units in the first 3 years, respectively, following December 11, 1998. The agreement is cancelable at the option of the manufacturer if the Company fails to meet the quotas required under the Distribution Agreement. As of September 30, 2000, the Company was not in compliance with the minimum commitments under the Distribution Agreement but has not been notified by the manufacturer of its intent to terminate the Distribution Agreement as a result of such non-compliance by the Company.

         The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $378,000 and $287,000 as of September 30, 2000 and December 31, 1999, respectively, related to amounts to be rebated to the various distributors.

         In connection with the Company's September 1, 1998 purchase of Columbia Vital Systems, Inc. ("CVS"), the Company agreed to pay CVS up to an additional $4 million upon the successful achievement of certain criteria during the twelve months ended August 31, 1999 and during the twelve months ended August 31, 2000. Any additional payments made will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. As of September 30, 2000, none of these criteria have been met for either twelve-month period.

         In connection with the Company's October 15, 1998 purchase of Stepic Corporation ("Stepic"), the Company agreed to pay Stepic up to an additional $4.8 million upon the successful achievement of certain specified future earnings targets by Stepic over a three year period. Any additional purchase payments made under the purchase agreement will be accounted for as additional costs of acquired assets. During 1999, the Company recorded additional purchase price of approximately $2.1 million, representing the Company's additional earned contingent payment for the first anniversary year ended October 31, 1999. During the nine months ended September 30, 2000, the Company recorded additional purchase price and a liability of $1.6 million, representing the Company's estimated contingent payment for the second anniversary year ending October 31, 2000. Should Stepic's earnings exceed or fall short of the target amount of $3.9 million for the second anniversary year, the liability will be adjusted by that amount. The contingent payment is due December 15, 2000 and will be paid from general company funds or funds obtained from the Company's lenders through an increase in or replacement of its current credit facility. Should the Company not obtain an increase in or replacement of its current credit facility, the Company may not have sufficient funds to meet its obligations and, therefore, will be required to negotiate new payment terms with the shareholders of Stepic. Should these negotiations not be successful and should the Company be required to pay the additional purchase payment when due, there could be a material adverse effect on the Company's business, consolidated financial condition and results of operations.

         The Company is party to numerous agreements which contain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events occur.

7.       SEGMENT INFORMATION

         As of September 30, 2000, the Company operates two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company as well as products manufactured by third parties on behalf of the Company through manufacturing and supply agreements.

         The Company evaluates the performance of its segments based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for income taxes, are reported on an entity wide basis only.

         The table below presents information about the reported sales (which include intersegment revenues), gross profit (which include intersegment gross profit) and identifiable assets of the Company's segments as of and for the three and nine months ended September 30, 2000 and 1999.

                                                Three Months Ended               Nine Months Ended             As of
                                                September 30, 2000              September 30, 2000        September 30, 2000
                                           ----------------------------    ----------------------------   -------------------
                                                                                                            Identifiable
                                              Sales        Gross Profit       Sales       Gross Profit          Assets
                                           -----------    -------------    -----------    -------------   -------------------
         Manufacturing ...............     $ 7,127,052     $ 3,583,882     $21,215,688     $10,369,061         $ 59,959,702
         Distribution ................      10,006,226       1,978,822      31,281,466       6,340,027         $ 40,211,111
                                           -----------     -----------     -----------     -----------          -----------
                                           $17,133,278     $ 5,562,704     $52,497,154     $16,709,088         $100,170,813
                                           ===========     ===========     ===========     ===========         ============

                                              Three Months Ended               Nine Months Ended                   As of
                                         September 30, 1999 (Restated)  September 30, 1999 (Restated)  September 30, 1999 (Restated)
                                         -----------------------------  -----------------------------  -----------------------------
                                                                                                               Identifiable
                                            Sales        Gross Profit      Sales        Gross Profit               Assets
                                         -----------     ------------   -----------     -------------          ------------
         Manufacturing ...............   $ 8,522,132      $ 4,515,879   $25,072,765       $14,097,803          $ 65,806,713
         Distribution ................    11,168,995        2,424,994    34,355,229         7,465,858            36,341,307
                                         -----------      -----------   -----------       -----------          ------------
                                         $19,691,127      $ 6,940,873   $59,427,994       $21,563,661          $102,148,020
                                         ===========      ===========   ===========       ===========          ============

         A reconciliation of total segment sales to total consolidated sales and total segment gross profit to total consolidated gross profit of the Company for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                        Three Months Ended                         Nine Months Ended
                                                  September 30,       September 30,         September 30,        September 30,
                                                      2000                 1999                 2000                 1999
                                                  -------------       -------------         -------------        -------------
         Total segment sales ................     $ 17,133,278         $ 19,691,127         $ 52,497,154         $ 59,427,994
         Elimination of intersegment sales...       (1,018,009)            (849,474)          (2,918,145)          (2,266,824)
                                                  ------------         ------------         ------------         ------------
         Consolidated sales .................     $ 16,115,269         $ 18,841,653         $ 49,579,009         $ 57,161,170
                                                  ============         ============         ============         ============

                                                         Three Months Ended                          Nine Months Ended
                                                  September 30,       September 30,         September 30,        September 30,
                                                      2000           1999 (Restated)            2000            1999 (Restated)
                                                  -------------      ---------------        -------------       ---------------
         Total segment gross profit ......        $  5,562,704         $  6,940,873         $ 16,709,088          $ 21,563,661
         Elimination of intersegment
            gross profit..................             (23,733)             (36,592)             (27,398)             (123,286)
                                                  -------------        ------------         ------------          ------------
         Consolidated gross profit .......        $  5,538,971         $  6,904,281         $ 16,681,690          $ 21,440,375
                                                  ============         ============         ============          ============

         A reconciliation of total segment assets to total consolidated assets of the Company as of September 30, 2000 and 1999 is as follows:

                                                                       As of                  As of
                                                                 September 30, 2000     September 30, 1999
                                                                 -------------------    ------------------
                                                                                             (Restated)
                                                                                        ------------------
         Total segment assets .............................          $100,170,813           $102,148,020
         Elimination of intersegment receivables ..........              (825,091)              (686,587)
         Assets not allocated to segments .................             1,246,439                699,316
                                                                     ------------           ------------
         Consolidated assets ..............................          $100,592,161           $102,160,749
                                                                     ============           ============

         The Company's operations are located in the United States. Thus, substantially all of the Company's assets are located domestically. Sales information by geographic area for the three and nine months ended September 30, 2000 and 1999, is as follows:

                                                          Three Months Ended                        Nine Months Ended
                                                             September 30,                             September 30,
                                                  ---------------------------------         ---------------------------------
                                                      2000                 1999                 2000                 1999
                                                  ------------         ------------         ------------         ------------
         United States ...................        $ 15,171,999         $ 17,950,605         $ 46,975,405         $ 54,006,069
         Foreign .........................             943,270              891,048            2,603,604            3,155,101
                                                  ------------         ------------         ------------         ------------
                                                  $ 16,115,269         $ 18,841,653         $ 49,579,009         $ 57,161,170
                                                  ============         ============         ============         ============

8.       RESTATEMENT OF PREVIOUSLY REPORTED QUARTERLY INFORMATION

         The Company amended its quarterly report on Form 10-Q for the quarter ended September 30, 1999 as filed with the SEC on November 12, 1999, to reflect an adjustment made to previously reported inventory and cost of goods sold. The restatement was necessary due to inventory valuation errors discovered in the fourth quarter of 1999 relating to previous periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Net Sales. Net sales decreased 14.5 % to $16.1 million for the third quarter of 2000 from $18.9 million for the third quarter of 1999. This decrease is primarily attributable to a decline in sales volume resulting from scheduled management reductions of inventory held by its distributors during the third quarter of 2000, partially offset by a stocking order of approximately $400,000 resulting from an increase in sales territory of one of the Company's largest distributors. Additionally, sales declined as a result of a decline in sales volume of the Company's distribution segment due to decreased market demand and increased competition. The allocation of net sales on a segment basis for the three months ended September 30, 2000 resulted in net sales of $7.1 million from the manufacturing segment and $10 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the three months ended September 30, 1999 resulted in net sales of $8.5 million from the manufacturing segment and $11.2 million from the distribution segment, before intersegment eliminations.

         Gross Profit. Gross profit decreased 19.8 % to $5.5 million for the third quarter of 2000 from $6.9 million for the third quarter of 1999. Gross margin decreased to 34.4 % in the third quarter of 2000 from 36.6% in the third quarter of 1999. The decrease in gross margin is the result of higher manufacturing costs incurred in late 1999 and in 2000, which affected the cost of goods sold in the third quarter of 2000. Additionally, distribution sales as a percentage of total sales were higher in the third quarter of 2000, which generates a lower margin than manufacturing sales. The allocation of gross profit between segments for the three months ended September 30, 2000 resulted in gross profit of $3.6 million from the manufacturing segment and $2 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the three months ended September 30, 1999 resulted in gross profit of $4.5 million from the manufacturing segment and $2.4 million from the distribution segment, before intersegment eliminations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) decreased approximately $378,000 or 7% to approximately $5 million for the third quarter of 2000 compared with $5.4 million for the third quarter of 1999. This decrease is due to lower salaries, commissions, and shipping and marketing expenses in the third quarter of 2000 compared to the third quarter of 1999. SG&A expenses increased as a percentage of net sales to 31.2% for the third quarter of 2000 from 28.7% for the third quarter of 1999. This increase is substantially due to decreased sales in the third quarter of 2000 from the third quarter of 1999.

         Interest Expense. Net interest expense increased to approximately $1.5 million in the third quarter of 2000 compared to approximately $1.1 million in the third quarter of 1999. The increase in 2000 is due to higher debt outstanding during the third quarter of 2000 compared to the third quarter of 1999 as well as higher interest rates under the Company's New Credit Facility in the third quarter of 2000.

         Income Tax Expense. Income tax expense decreased and resulted in an income tax benefit of approximately $303,000 for the third quarter of 2000 compared to income tax expense of approximately $218,000 for the third quarter of 1999. The income tax benefit in the third quarter 2000 was the result of a pretax loss in the third quarter of 2000 compared to pretax income in the third quarter of 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net Sales. Net sales decreased 13.3% to $49.6 million for the nine months ended September 30, 2000 from $57.2 million for the nine months ended September 30, 1999. This decrease is primarily attributable to a decline in sales volume resulting from scheduled management reductions of inventory held by its distributors during 2000. Additionally, the decrease is due to a decline in sales volume of the Company's distribution segment as a result of decreased market demand and increased competition. The allocation of net sales on a segment basis for the nine months ended September 30, 2000 resulted in net sales of $21.2 million from the manufacturing segment and $31.3 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the nine months ended September 30, 1999 resulted in net sales of $25.1 million from the manufacturing segment and $34.4 million from the distribution segment, before intersegment eliminations.

         Gross Profit. Gross profit decreased 22.2% to $16.7 million for the nine months ended September 30, 2000 from $21.4 million for the nine months ended September 30, 1999. Gross margin decreased to 33.7% in 2000 from 37.5% in 1999. The decrease in gross margin is the result of higher manufacturing costs incurred in late 1999 and in 2000, which affected the cost of goods sold during the nine months ended September 30, 2000. Additionally, distribution sales as a percentage of total sales were higher in 2000, which generates a lower margin than manufacturing sales. The allocation of gross profit between segments for the nine months ended September 30, 2000 resulted in gross profit of $10.4 million from the manufacturing segment and $6.3 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the nine months ended September 30, 1999 resulted in gross profit of $14.1 million from the manufacturing segment and $7.5 million from the distribution segment, before intersegment eliminations.

         Selling, General and Administrative Expenses. SG&A decreased approximately $678,000 or 4.5% to approximately $14.4 million for the nine months ended September 30, 2000 compared with $15.1 million for the nine months ended September 30, 1999. This decrease is due to lower salaries, commissions, and shipping and marketing expenses in 2000 compared to 1999. SG&A expenses increased as a percentage of net sales to 29.1% for the nine months ended September 30, 2000 from 26.4% for the nine months ended September 30, 1999. This increase is substantially due to decreased sales in 2000 from 1999.

         Interest Expense. Net interest expense increased to approximately $4 million for the nine months ended September 30, 2000 compared to approximately $3 million for the nine months ended September 30, 1999. The increase in 2000 is due to higher debt balances outstanding during 2000 compared to 1999 as well as higher interest rates under the Company's New Credit Facility in 2000.

         Income Tax Expense. Income tax expense decreased and resulted in an income tax benefit of approximately $445,000 for the nine months ended September 30, 2000 compared to income tax expense of approximately $1.5 million for the nine months ended September 30, 1999. The income tax benefit in 2000 was the result of a pretax loss in 2000 compared to pretax income in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $1,890,498 for the nine months ended September 30, 2000 compared with ($4,741,591) for the nine months ended September 30, 1999. The decrease in cash used in operations during 2000 compared to 1999 was primarily attributable to the reduction in accounts receivable and lower income taxes paid during 2000 as well as a reduction in inventory purchases in 2000 compared to 1999. During the nine month period ended September 30, 2000, the Company restructured the terms of outstanding accounts receivable of approximately $2.5 million due from two of the Company's largest distributors. As a result of the restructuring, the outstanding balances will be collected over a period of approximately twelve months, beginning August 2000. Additionally, during the nine month period ended September 30, 2000, the Company granted payment terms of 180 days to one of its Distributors in connection with the initial stocking sales of that Distributor for a new territory. The amount of the related accounts receivable is approximately $400,000, and the terms of the sale require payments of $80,000 each month until the balance is paid in full. The payments are scheduled to begin sixty days after the date of the sale.

Net cash used in investing activities was $348,404 in 2000 compared to $388,521 in 1999. Substantially all of the investing activities in both 2000 and 1999 were for capital expenditures for the Company's facilities.

Net cash used in financing activities was $2,880,776 for the nine months ended September 30, 2000 compared to $401,247 for the same period in 1999. Financing activities in both 2000 and 1999 consisted primarily of principal payments on outstanding debt. The increase in principal payments on outstanding debt for the nine months ended September 30, 2000 was attributable to depository funds of approximately $2.5 million applied against the outstanding loan under the Company's New Credit Facility pursuant to the Company's new sweep arrangement with its lender (See Below). The increase was also attributable to payments on the notes payable to the shareholders of Stepic of approximately $488,000.

As discussed more fully in Note 6 of the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999, the Company maintains a $50 million amended and restated credit facility (the "New Credit Facility") with Bank of America, N.A. ("Bank of America") to be used for working capital purposes and to fund acquisitions. Portions of the amounts outstanding under the New Credit Facility are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. The remaining portion is due on the date of the expiration of the New Credit Facility, which is July 1, 2004. The total balance outstanding under the New Credit Facility was approximately $42.5 million, and no funds were available for borrowing under the New Credit Facility at September 30, 2000, except as may be available under the sweep arrangement (See below). In addition, the Company had outstanding standby letters of credit at September 30, 2000 of approximately $4.8 million, which collateralize the Company's obligations to third parties in connection with a 1998 acquisition. The Company's New Credit Facility contains certain financial covenants that require a minimum net worth and EBITDA as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements and affiliate transactions. The Company and Bank of America amended the New Credit Facility on March 31, 1999, March 29, 2000, and August 14, 2000 to adjust certain of the financial ratio covenants and increase the interest rate. The Company is in violation of certain of these financial covenants as of September 30, 2000.

The Company and Bank of America further amended the New Credit Facility on June 6, 2000 to provide the Bridge Loan to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund the Shareholder Bridge Loan to Marshall B. Hunt, the Company's chairman, CEO and largest shareholder. (See Notes 4 and 5 to the Company's interim condensed consolidated financial statements included in this Form 10-Q). The Bridge Loan, the Shareholder Bridge Loan, and related interest were due on August 30, 2000. As of September 30, 2000, the Shareholder Bridge Loan was not paid to the Company, and the Company has not paid the Bridge Loan and related interest. Due to the Company being unable to pay the amount due under the Bridge Loan, it is in default under the Bridge Loan and the New Credit Facility. Therefore, the business, results of operation and consolidated financial condition of the Company could be materially adversely affected.

As permitted under the New Credit Facility Bridge Loan documents, Bank of America has instituted a sweep arrangement whereby funds collected in the Company's depository accounts are swept periodically into the Company's lockbox account with Bank of America and applied against the outstanding loan balance under the New Credit Facility. The financial institutions which hold such accounts have been notified by Bank of America that such lockbox arrangements have been instituted, and the Company's as well as its subsidiaries' right to withdraw, transfer or pay funds from the accounts has been terminated. The Company periodically will apply to receive additional loans under the Working Capital Loan in the New Credit Facility to the extent such loan has been paid down under the lockbox arrangement. There can be no assurance that Bank of America will continue to loan the Company additional funds under the New Credit Facility as the outstanding loan is paid down periodically under the sweep arrangement and the Company applies for additional loans. The failure of the Company to obtain additional loans from Bank of America as the Company applies for such loans will have a material adverse effect on the Company's business, results of operations, consolidated financial condition, liquidity and ability to pay its debts as they become due.

As described above, as of September 30, 2000, the Company is in default of the New Credit Facility as a result of non-compliance under certain financial covenants. In addition, the Company is also in default of its New Credit Facility as a result of not making its principal payment of approximately $2.5 million due October 1, 2000. The Company has classified the debt under its New Credit Facility to current at September 30, 2000 as a result of such defaults.

As a result of the Company's default under the Bridge Loan and the New Credit Facility as of September 30, 2000 and continuing through the filing date of this Form 10-Q, Bank of America notified the Company of its intention to exercise its rights and remedies under the New Credit Facility, the Bridge Loan, and the Shareholder Bridge Loan (as endorsed to Bank of America). Bank of America has indicated that it intends to directly pursue collection of the Shareholder Bridge Loan and has demanded payment of principal and interest payable at the default rate under the Shareholder Bridge Loan from the Company. Bank of America has also notified the Company that, as a result of the Company's various defaults, it will exercise, without further notice, any and all remedies available to it under the New Credit Facility, the Bridge Loan and the Shareholder Bridge Loan. The remedies available to Bank of America include, without limitation, the right to foreclose upon the collateral securing the New Credit Facility, the Bridge Loan or the Shareholder Bridge Loan, the right to declare immediately due and payable all amounts due under the New Credit Facility, the right to collect attorneys' fees under the New Credit Facility and the Bridge Loan, and the right to file suit against any and all parties liable on the New Credit Facility, the Bridge Loan or the Shareholder Bridge Loan. Should Bank of America exercise its remedies under the New Credit Facility, the Bridge Loan, or the Shareholder Bridge Loan such exercise will have a material adverse effect upon the Company's business, results of operations, consolidated financial condition, liquidity and ability to pay its debts as they become due.

The Company has retained a management consulting firm to assist the Company in restructuring its current senior indebtedness and to seek alternative sources of either senior and/or subordinated debt or an equity investment. Should the Company be unsuccessful in obtaining new senior and/or subordinated debt or an equity investment, the Company will continue to be in default of its New Credit Facility and as a result, there could be a material adverse effect on the Company's business, consolidated financial condition, results of operations, liquidity and its ability to pay its debts as they become due.

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

The Company's Year 2000 readiness costs were not material and were incurred and recorded as normal operating costs. The Company funded these costs through funds generated from operations and such costs were generally not incremental to existing IT budgets. The Company does not currently expect to apply any further funds to address Year 2000 issues.

As of September 30, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material risk posed by any such noncompliance. Moreover, the Company generally believes that the vendors that supply products to the Company for resale are responsible for the products' Year 2000 functionality.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the Company's limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the Company's ability to effectively market and sell products manufactured by others, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company's potential exposure to product liability, the possible inadequacy of the Company's cash flow from operations and cash available from external financing, the inability to introduce new products, the Company's reliance on a few large customers, the Company's dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company's ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above and other factors that you may wish to consider is contained in the Company's Form 10-K for the year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows.

To manage this risk, the Company has entered into an interest rate cap agreement ("the Cap Agreement") with Bank of America to minimize the risk of credit loss. The Company uses the Cap Agreement to reduce risk by essentially creating offsetting market exposures. The Cap Agreement is not held for trading purposes.

At September 30, 2000 and December 31, 1999, the Company had approximately $42.5 million and $45 million, respectively, outstanding under its New Credit Facility, which expires in July 2004. In addition, under the New Credit Facility, the Company had outstanding letters of credit at such dates of $4.8 million, which collateralize the Company's obligations to third parties in connection with a 1998 acquisition. Amounts outstanding under the New Credit Facility of approximately $9.4 million and $11.1 million at September 30, 2000 and December 31, 1999, respectively, were subject to the Cap Agreement, which expired on October 2, 2000. The Cap Agreement settles quarterly, and the cap rate is 8.8%.

For more information on the Cap Agreement, see Notes 2 and 6 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(a) On August 14, 2000, the Company entered into the Fifth Amendment to Amended and Restated Credit Agreement and Waiver by and among the Company, Horizon Acquisition Corp., Strato/Infusaid, Inc., Stepic Corporation, the Lenders referred to therein and Bank of America, N.A., successor to Banc of America Commercial Finance Corporation, as Agent. The Amended and Restated Credit Agreement and Waiver, as amended, currently prohibits the payment of dividends on the Company's capital stock and also restricts the Company's capital expenditures.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(a) As of September 30, 2000, the Company has violated certain of the financial covenants contained in its New Credit Facility, and as a result, is in default under its New Credit Facility. In addition, the Company is also in default under its New Credit Facility as a result of not making its principal payment of approximately $2.5 million due October 1, 2000, as well as non-payment of the 900,000 Bridge Loan that was due August 30, 2000. As of November 14, 2000, the total amount outstanding under the New Credit Facility is approximately $43 million. In addition, the Company has outstanding letters of credit of $4.8 million, which collateralize the Company's obligations to third parties in connection with a 1998 acquisition. The total amount outstanding under the Bridge Loan is $900,000 plus accrued unpaid interest since October 1, 2000. As of November 14, 2000, the Company's total arrearage under the New Credit Facility is approximately $2.5 million plus unpaid interest accrued since October 1, 2000, and the Company's total arrearage under the Bridge Loan is $900,000 plus accrued unpaid interest, since October 1, 2000.

         See Notes 4 and 5 to the Company's interim condensed consolidated financial statements included in this Form 10-Q and the Liquidity and Capital Resources section in Item 3 of Part I for further discussion regarding the Company's defaults under the New Credit Facility and the Bridge Loan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit Number    Description
         --------------    -----------
         10.1              Fifth Amendment to Amended and Restated Credit
                           Agreement and Waiver, dated as of August 14, 2000, by
                           and among the Company, Horizon Acquisition Corp.,
                           Shato/Infosaid, Inc., Stepic Corporation the Lenders
                           referred to therein and Bank of America, as Agent,
                           filed as Exhibit 10.1 to the Registrant's Form 8-K
                           dated August 18, 2000 (SEC File Number 000-24025) and
                           incorporated herein by reference.

         10.2              Asset Purchase Agreement, by and between Ideas for
                           Medicine, Inc. and Horizon Medical Products, Inc., dated October 9, 2000, filed as Exhibit 2.1 to the Registrant's Form 8-K, dated October 24, 2000 (SEC
                           File Number 000-24025) and incorporated herein by reference.

         27.1 Financial Data Schedule (for SEC filing purposes only).

(b)      Reports on Form 8-K

         On August 18, 2000 the Company filed a Current Report on Form 8-K relating to the amendment of the Company's senior credit facility.

         On October 24, 2000 the Company filed a Current Report on Form 8-K relating to the consummation of the acquisition of certain assets used in the manufacture and sale of medical devices by Ideas for Medicine, Inc., a wholly-owned subsidiary of CryoLife, Inc.

                         HORIZON MEDICAL PRODUCTS, INC.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HORIZON MEDICAL PRODUCTS, INC.
                                       -----------------------------------------
                                       (Registrant)



November 14, 2000                      /s/ Robert M. Dodge
-----------------                      -----------------------------------------
                                       Senior Vice-President and
                                       Chief Financial Officer
                                          (Principal Accounting Officer and
                                          Duly Authorized Officer)