Form 10-K
period 2000-12-31
HORIZON MEDICAL PRODUCTS INC
filed 2001-04-02
CIK 1052958

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-24025

                         HORIZON MEDICAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                       58-1882343
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

               ONE HORIZON WAY                                     31816
                 P.O. BOX 627                                    (Zip Code)
             MANCHESTER, GEORGIA
   (Address of principal executive offices)

     (Registrant's telephone number, including area code):  (706) 846-3126

          Securities registered pursuant to Section 12(b) of the Act:

                         COMMON STOCK, $.001 PAR VALUE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X BOX) No (EMPTY BOX)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (EMPTY BOX)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,725,775 on March 15, 2001, based on the closing sale price of such stock on The American Stock Exchange. The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 15, 2001 was 13,366,278.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is incorporated by reference from the proxy statement of the Company for the 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
                                PART I
1.   Business....................................................    1
2.   Properties..................................................   12
3.   Legal Proceedings...........................................   13
4.   Submission of Matters to a Vote of Security Holders.........   14

                                PART II
5.   Market for the Registrant's Common Stock and Related
     Security Holder Matters.....................................   14
6.   Selected Financial Data.....................................   16
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   17
7A.  Quantitative and Qualitative Disclosures About Market
     Risk........................................................   32
8.   Financial Statements and Supplementary Data.................   32
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure....................................   32

                               PART III
10.  Directors and Executive Officers of the Registrant..........   33
11.  Executive Compensation......................................   33
12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................   33
13.  Certain Relationships and Related Transactions..............   33

                                PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form
     8-K.........................................................   33
SIGNATURES.......................................................   39

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Horizon Medical Products, Inc. (including its subsidiaries, the "Company"), headquartered in Manchester, Georgia, is a specialty medical device company focused on manufacturing and marketing vascular access products. The Company's oncology product lines include implantable ports, tunneled central venous catheters, and stem cell transplant catheters used primarily in cancer treatment protocols. The Company has a complete line of acute and chronic dialysis catheters used for kidney failure patients. In addition, the Company distributes certain specialty devices used primarily in general and emergency surgery, radiology, anesthesiology, respiratory therapy, and blood filtration and critical care settings.

BACKGROUND

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

     In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical(R) product line at this facility in October 1996 and expanded this facility in 1998 and in 2000 to its current configuration of approximately 60,000 square feet. In July 1997, the Company acquired the port business of Strato(R)/Infusaid(TM). The primary product lines obtained in the Strato(R)/Infusaid(TM) acquisition included the LifePort(R) and Infuse-a-Port(R) vascular access ports, and the Infuse-a-Cath(R) line of catheters. In 1998, the Company made additional product acquisitions and acquired the CVS and Stepic medical device distribution businesses. See
"-- Acquisitions" below. Distribution of non-Company medical devices through Stepic Corporation ("Stepic") and Columbia Vital Systems ("CVS") during 2000 comprised approximately 56% of the Company's revenue.

     On October 9, 2000, the Company consummated the acquisition of certain assets used in the manufacture and sale of medical devices by Ideas for Medicine, Inc. ("IFM"), a wholly-owned subsidiary of CryoLife, Inc. ("CryoLife"). This acquisition effectively completed the acquisition by the Company of the IFM product line which was acquired in September of 1998. In addition to the purchase of assets, consisting primarily of inventory and leasehold improvements, the Company also assumed control of IFM's approximately 30,000 square foot manufacturing facility in St. Petersburg, Florida and the 80 employees there. On March 30, 2001, the Company sold the IFM business to Vascutech, Inc. See "-- Acquisitions" below.

RECENT DEVELOPMENTS

     The Company maintains a $50 million amended and restated credit facility (the "Credit Facility") with Bank of America, N.A., successor to Banc of America Commercial Finance Corporation, formerly known as NationsCredit ("Bank of America"), to be used for working capital purposes and to fund acquisitions. The total balance outstanding under the Credit Facility was approximately $42.9 million and no funds were available for borrowing under the Credit Facility at December 31, 2000, except as may be available under the sweep arrangement (see below). The Company's Credit Facility contains certain restrictive covenants that require a minimum net worth and EBITDA as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. The Company and Bank of America amended the Credit Facility on March 31, 1999, March 29, 2000, August 14, 2000 and March 30, 2001 to adjust certain of the financial ratio covenants and increase the interest rate. The Company was in violation of certain of these financial covenants as of December 31, 2000. The Company also missed principal payments under the Credit Facility which were due on October 1, 2000 and January 1, 2001. In addition, the Company was in default for failure to repay the Bridge Loan and related interest which were due on August 30, 2000.

     The Company and Bank of America further amended the Credit Facility on June 6, 2000 to provide the Bridge Loan to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund the Shareholder Bridge Loan to Marshall B. Hunt, the Company's chairman, CEO and largest shareholder. (See Notes 6 and 12 to the Company's consolidated financial statements included in this Form 10-K). The Bridge Loan, the Shareholder Bridge Loan, and related interest were due on August 30, 2000. As of December 31, 2000, the Shareholder Bridge Loan was not paid to the Company, and the Company has not paid the Bridge Loan and related interest. Due to the Company being unable to pay the amount due under the Bridge Loan, it is in default under the Bridge Loan and the Credit Facility.

     As permitted under the Credit Facility and Bridge Loan documents, Bank of America has instituted a sweep arrangement whereby funds collected in the Company's lockbox accounts are swept periodically into a Bank of America Account and applied against the outstanding loan balance under the Credit Facility. The Company periodically will apply to receive additional loans under the Working Capital Loan in the Credit Facility to the extent such loan has been paid down under the lockbox arrangement. There can be no assurance that Bank of America will continue to loan the Company additional funds under the Credit Facility as the outstanding loan is paid down periodically under the sweep arrangement and the Company applies for additional loans.

     On March 30, 2001, the Company and Bank of America entered into a Forbearance Agreement relating to the Credit Facility. Under the terms of the Forbearance Agreement, Bank of America has agreed that it will not foreclose on, or institute legal action to collect, the debt outstanding under the Credit Facility, including the Bridge Loan, until March 31, 2002, or until the earlier termination of the Forbearance Agreement. Bank of America may terminate the Forbearance Agreement prior to March 31, 2002, upon the occurrence of certain events as described below.

     The Forbearance Agreement modifies the payment terms of the debt outstanding under the Credit Facility. The Company has agreed to pay any accrued and unpaid interest on debt outstanding under the Credit Facility on the first day of each month, commencing on April 1, 2001, and to repay $135,000 in principal each month, beginning on May 15, 2001. The Company is required to make an additional principal repayment on October 10, 2001, in an amount of the greater of $150,000 or the gross proceeds to the Company of the second installment payment pursuant to the sale of the IFM business. In addition, the Company is required to prepay on the 90th day following the last day of each fiscal year, beginning on March 30, 2001, an amount equal to the Company's Excess Cash Flow (as defined in the Credit Agreement) for each fiscal year. The Company has agreed to pay any accrued and unpaid interest on the Bridge Loan on the first day of each month, commencing on April 1, 2001, and to repay $300,000 in principal on or before each of May 31 and August 31, 2001. The unpaid balance of the Bridge Loan will be due on November 30, 2001. Interest will continue to accrue on the principal balances of all debt outstanding under the Credit Facility at the Bank of America prime rate plus 2.5%. Upon expiration or early termination of the Forbearance Agreement, interest will accrue at the rate then in effect plus 6%.

     The Forbearance Agreement expires on March 31, 2002, but generally may be terminated earlier by Bank of America if any of the following occur: (i) the Company files for bankruptcy or an involuntary petition for bankruptcy is filed against the Company; (ii) the Company fails to timely make any scheduled principal or interest payment under the Credit Facility, as modified by the Forbearance Agreement; (iii) the Company breaches any covenant in the Forbearance Agreement; (iv) the Company violates the modified financial covenants set out in the Forbearance Agreement relating to minimum net worth, capital expenditures, and minimum EBITDA, and the specific ratios for debt service coverage, leverage, interest coverage, and debt to capitalization; (v) the Company fails to deliver on or prior to April 29, 2001 title to certain personal assets of Marshall B. Hunt to secure the Bridge Loan; (vi) the Company fails to deliver on or prior to April 29, 2001 a mortgage of all real property owned by the Company to secure the revolver loan; (vii) the Company fails to comply with any demands by Bank of America relating to borrowing base audits;
(viii) the Company fails to
hire a new Chief Operating Officer by June 30, 2001; (ix) the Company fails to cooperate with the operational review being conducted by the management consulting firm; or (x) the Company uses the collateral under the Credit Facility to repay subordinated debt, except as permitted by Bank of America.

     Pursuant to the Forbearance Agreement, the Company will grant Bank of America warrants to purchase 3% of the equity ownership of the Company. The warrants will have a strike price of $0.05 per share and will be exercisable for three years from the date of issuance. The warrants will contain antidilution protection for issuance of shares at less than fair market value.

     Upon the expiration or early termination of the Forbearance Agreement, if the Company remains in default under the Credit Facility the debt outstanding under the Credit Facility will become due and payable and Bank of America will have the right to exercise all of its remedies under the Credit Facility. The failure by the Company either to extend the forbearance period or refinance such debt would have a material adverse effect on the Company's financial position, liquidity and ability to pay its debts as they become due.

     The Company has retained Osnos Associates, Inc., ("Osnos") a management consulting firm, to assist the Company in improving cash flow and financial controls, increasing operating efficiencies, reducing cost and expenses, and restructuring its current senior indebtedness and to seek alternative sources of either senior and/or subordinated debt or an equity investment. Pursuant to the Company's agreement with Osnos the Company has paid Osnos approximately $120,000 per month from October 2000 through March 2001. Under the Forbearance Agreement the Company is required to retain a management consulting firm through March 2001.

ACQUISITIONS

  Vascular Access Products

     IFM. On May 19, 1998, the Company acquired the vascular access port product line of IFM, a wholly owned subsidiary of CryoLife, Inc., for approximately $100,000 in cash and a promissory note in the amount of $482,110, which has been paid. On September 30, 1998, the Company consummated the acquisition of certain medical device products, product lines and assets used in the manufacture and sale of such medical devices by IFM for $15,000,000 in cash. The assets acquired included certain of the assets used by IFM to manufacture its product line. In this transaction, the Company acquired several products including embolectomy catheters, carotid shunts, occlusion catheters and surgical instruments (the "Products"). In connection with the acquisition, the Company and IFM entered into a manufacturing agreement (the "Manufacturing Agreement") pursuant to which, for a four year term, IFM agreed to manufacture exclusively for the Company, and the Company agreed to purchase from IFM a minimum of $6,000,000 per year of the Products.

     On June 22, 1999, IFM notified the Company that the Company was in breach of the Manufacturing Agreement in several respects, including non-payment of invoices from IFM to the Company within 45 days after invoice date, the Company's failure to provide a production schedule at the end of the first six months of the terms of the Manufacturing Agreement and on a monthly basis thereafter, the Company's failure to provide packaging and labeling, and non-payment of interest related to past due invoices.

     On October 9, 2000, the Company acquired certain additional assets from IFM, including inventory, leasehold improvements, and other fixed assets and assumed IFM's lease for its 30,000 square foot manufacturing facility located in St. Petersburg, Florida, pursuant to an asset purchase agreement dated October 9, 2000. In connection with the October 2000 asset purchase agreement, the Manufacturing Agreement was terminated, and the Company has no further obligation, after October 9, 2000, to purchase products from IFM. With such termination, the above-described defaults were resolved. For a more detailed description of the October 2000 acquisition by the Company, see the Company's Form 8-K filed on October 24, 2000.

     In consideration for the October 2000 acquisition, the Company agreed to pay IFM approximately $6.0 million. Such purchase price is payable pursuant to a promissory note (the "Note") in 22 equal monthly installments of principal and interest of $140,000 and a $1 million payment upon the earlier of April 3, 2001, or the closing of an equity financing, as described in the October 2000 asset purchase agreement. The Note consists of a portion, equal to approximately $3.9 million, which bears interest at 9% per year, and a non-interest bearing portion of approximately $2.1 million. If the $1 million payment under the Note is made when due, and no other defaults exist under the Note, then $1 million of the non-interest bearing portion of the Note will be forgiven. In addition, at such time as the principal balance has been paid down to $1.145 million and assuming that there have been no defaults under the Note, the remainder of the Note will be forgiven, and the Note will be canceled.

     In the fourth quarter of 2000, the Company recorded an impairment charge of $12.1 million to write down the long-lived assets of IFM, primarily goodwill and patents, to the fair value of its future cash flow.

     On March 30, 2001, the Company completed the sale of the IFM business. The consideration for the sale of the IFM business consisted of cash in the amount of $2,250,500 at closing, assumption of approximately $5,600,000 (as of December 31, 2000) of debt under the Note issued in connection with the Company's October 2000 acquisition from IFM, and a second installment cash payment of $150,000, to be paid six months from the closing date.

  Medical Device Distribution

     Effective October 15, 1998, the Company consummated the acquisition of the outstanding stock of Stepic. The assets held by Stepic included primarily accounts receivable and inventory derived from and used in the distribution of medical products. The Company paid Stepic's shareholders $8 million in cash at closing, paid $2.4 million in December 1999, and $2.3 million in December 2000. The Company is obligated to pay $2.4 million in December of 2001, an amount supported by a standby letter of credit. In addition, the Company agreed to pay up to an additional $4.8 million under the terms of the stock purchase agreement upon the successful achievement of certain specified future earnings targets by Stepic. Of this amount, $2.05 million was earned in 1999 and subsequently paid. In 2000, an additional $1.2 million was earned. In December 2000, the Company amended its purchase agreement with the Stepic shareholders so that this amount could be paid, together with interest, over a period from December 2000 through May 2001. Horizon has not made any payments under this amendment since January of 2001, and subsequently, was sued by two of the three Stepic shareholders in the United States District Court for the Southern District of New York. This litigation was settled on March 30, 2001. See "Item 3. Legal Proceedings."

     The Stepic acquisition, together with the Company's acquisition of CVS in September 1998, allowed the Company to form a medical device distribution business distributing general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care medical products, as well as products manufactured and distributed by the Company.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

  Product Manufacturing and Sales

     The Company manufactures and/or markets vascular access products including implantable ports, hemodialysis catheters, central venous catheters, embolectomy catheters, carotid shunts and accessories used in vascular procedures. Vascular access ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain of the harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Once implanted in the body, a port can be utilized for up to approximately 2,000 accesses. The Company's vascular access ports are used primarily in systemic or regional short- and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings. Port sales totaled $16.8 million, $15.9 million and $17.6 million for 1998, 1999 and 2000 respectively. Specialty surgical product
(IFM) sales totaled $2.1 million for the period October 1 through December 31, 1998 and $7.7 million and $5.1 million in 1999 and 2000, respectively.

     The Company's lines of vascular access ports consist of the following families of products: (i) Vortex(TM) (ii) LifePort(R); (iii) Triumph-1(R); (iv) Infuse-a-Port(R); (v) OmegaPort(R); and (vi) TitanPort(TM).

     The Company produces and markets hemodialysis and apheresis catheters. Hemodialysis catheters are used in the treatment of patients suffering from renal failure who are required to undergo short-term (acute) care or long-term (chronic) hemodialysis, a process involving the removal of waste products from the blood by passing a patient's blood through a dialysis machine. Stem cell apheresis is a protocol for treating certain forms of mid- and late-stage cancers, particularly breast cancer. The typical apheresis procedure involves the insertion of a catheter into a patient through which (i) blood is withdrawn from the patient, cycled through an apheresis machine in which stem cells (cells which perform a key role in the body's immune system) are removed from the blood and the blood is reinfused into the body, (ii) high doses of chemotherapy agents, as well as antibiotics and blood products, are administered to the patient over extended periods of time, and (iii) the previously removed stem cells are subsequently reintroduced into the patient. The Company's catheters are used primarily in hemodialysis and apheresis procedures. Catheter sales totalled $5.7 million, $4.7 million and $3.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     The Company's catheters include the following families of products: (i) single and dual lumen hemodialysis catheters; and (ii) Pheres-Flow(R) triple lumen catheters. The Company expects that its specialty hemodialysis and apheresis families of catheters will continue to benefit from the unique Circle C(R) and Pheres-Flow(R) designs and the growth of underlying markets.

     The Company maintains a sales and marketing organization for its vascular access products of approximately 55 full-time employees and 7 independent specialty distributors employing over 60 sales representatives. The Company's direct sales force focuses primarily on vascular and general surgeons who implant vascular access devices and other physicians and clinicians who utilize vascular access devices in the delivery of treatments. The Company's marketing strategy emphasizes the importance of building relationships with these medical professionals in order to provide such professionals with the benefits of the Company's broad knowledge of vascular access products and procedures and focused clinical support. These relationships also facilitate the Company's ability to modify its product lines in response to new clinical protocols and to meet its customers' changing needs. The Company also has a network of 20 active distributors in Europe and approximately 50 active international distributors outside of Europe.

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

     As a result of such efforts, in March 1998 the Company entered into a purchasing agreement with Premier Purchasing Partners, L.P. ("Premier") a national purchasing group that includes over 1,800 owned, leased, managed and affiliated members. Pursuant to the agreement, the Company is an approved vendor for the hospitals participating in Premier's purchasing program. Premier is entitled to receive an administrative fee of 2% on gross sales of the Company's products to its members. In connection with the execution of the purchasing agreement, the Company issued to Premier a warrant to purchase 500,000 shares of the Company's stock for $14.50 per share which vests as and only if certain specific sales goals in the warrant are met. The right to purchase shares of common stock under the warrant vests annually in increments of 100,000 shares only upon the achievement of certain specified minimum annual sales and/or minimum cumulative sales of the Company's products to participating Premier shareholders. During the first two years under the warrant term (ending June 30, 2000), there was no vesting under the warrant. In February 1999, the Company extended the term of the Premier Agreement to February 28, 2004 and added the following products to the agreement: vascular access ports, port introducers and Huber needles.

     On January 1, 1999, the Company amended its Consulting and Services Agreement with Healthcare Alliance, Inc., an affiliate of one of the Company's directors (the "Alliance Agreement"). The Alliance Agreement provides for (i) the payment to Healthcare Alliance of an annual consulting fee of $36,000, (ii) the payment to Healthcare Alliance of an annual performance incentive fee equal to 5% of any annual sales increase achieved by the Company that results from Healthcare Alliance's efforts and (iii) the grant of options to purchase up to 1% of the Company's outstanding common stock. The options will vest and become exercisable by Healthcare Alliance only if it procures group purchasing agreements with certain GPOs, and the Company achieves amounts of incremental sales revenue under its agreement with the particular GPO (at an exercise price of the closing stock price of the Company's common stock on the effective date of the purchasing agreement). In addition, under the amended agreement, the Company has granted an option to Healthcare Alliance for the purchase of 45,000 shares of common stock of the Company. Such options will become vested and exercisable by Healthcare Alliance only if the Company achieves certain amounts of incremental sales revenue under the Company's group purchasing agreement with Premier. The exercise price for these options will be the closing stock price of the Company's common stock on the day that the options vest. The options are exercisable for a period of five years upon vesting. The Alliance Agreement terminates on December 31, 2001. See Item 5. "Market for the Registrant's Common Stock and Related Security Holder Matters -- Recent Sales of Unregistered Securities."

     The Company is also currently a party to group purchasing agreements with AmeriNet, Inc., Health Services Corporation of America, VHA of Georgia, and Promina Health System.

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

     The product applications for the devices the Company distributes include general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care. The Company currently sells more than 1,250 SKUs from ten major product lines and distributes to over 1,000 customers.

     Stepic has generated approximately 64% of its sales through distribution of products of three major manufacturers: Arrow International, Ballard Medical, and Pall Biomedical. Arrow sales totaled $3.2 million, $13.9 and $13.0 for 1998, 1999, and 2000, respectively; Ballard sales totaled $2.1 million, 7.7 million, and $6.6 million in 1998, 1999, and 2000, respectively; Pall sales totaled $4 million, $8.4 million, and $6.6 million in 1998, 1999, and 2000, respectively. (1998 sales figures are for the period from October 15, 1998 through December 31, 1998.) Stepic is among the top distributors in the country for each of these manufacturers. The Arrow products include catheters and introducer kits that are used for vascular access in surgical settings and for epidurals. The Ballard product line primarily consists of low-tech products such as foam soap. The majority of Pall products that Stepic distributes are blood filters used in surgical procedures. Of these three manufacturers, only Pall has executed a distribution agreement with Stepic. However, Stepic has distributed Arrow and Ballard products for 23 years and 15 years, respectively. While Stepic's supplier concentration is significant, the Company believes that it has good relationships with each of its key suppliers, as evidenced by the fact that Stepic has lost only one major product line in its 25-year history. See "Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements -- Dependence on Key Suppliers."

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenues, gross profit and identifiable assets attributable to each segment for fiscal year 2000 is presented in Note 17 of notes to consolidated financial statements included herein and beginning on page F-26.

MANUFACTURING

     At its Manchester, Georgia facility, the Company manufactures its dual lumen dialysis catheters, Pheres-Flow(R), Infuse-a-Cath(R), and other miscellaneous catheters, dialysis accessories and all vascular access ports except the Triumph-1(R) line.

     The Company's embolectomy and occlusion catheters, carotid shunts and surgical instruments were produced at its IFM plant in St. Petersburg, Florida prior to the sale of such product lines on March 30, 2001. See "-- Acquisitions" above. All current models of the Company's Triumph-1(R) port have been produced by ACT Medical pursuant to two manufacturing agreements. One of the agreements expired December 31, 1999, and the Company has and will continue to have ACT Medical produce the products covered by such agreement on a purchase order basis or will produce such products at its Manchester facility.

     The Company has received certification as an ISO 9001 medical device manufacturer for its Manchester and St. Petersburg facilities. The Company also has obtained the right to affix CE (Conformite Europeene) marking to its product lines manufactured at both facilities. CE marking is a European symbol of conformance to strict product manufacturing and quality system standards. The CE marking is also affixed to the Company's products manufactured at ACT Medical.

     While the Company believes it has a good relationship with each third party manufacturer that supplies the Company's products, there can be no assurance that such relationship will not deteriorate in the future. Deterioration in these manufacturing relationships could cause the Company to experience interruptions in its manufacturing and delivery processes and have a material adverse impact on the Company's business, financial condition and results of operations. Furthermore, when the manufacturing arrangements with these third parties expire, the Company will have to make other manufacturing arrangements or manufacture products at Company facilities.

GOVERNMENT REGULATION

     As a manufacturer and distributor of medical devices, the Company is subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (the "FDA") and the corresponding agencies of the states and foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters. These regulations may have a material impact on the Company. The FDA pursues a rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company believes that it is in substantial compliance with such governmental regulations.

     All medical device manufacturing establishments are required to be registered with FDA. Similarly, all categories of medical devices marketed by a company in the United States are required to be listed. The Company must update its establishment and listing information pursuant to FDA's regulations. FDA can take regulatory action against a company that does not provide or update its registration and listing information.

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

     Some Class I devices and most Class II devices require premarket notification (510(k)) clearance pursuant to Section 510(k) of the FDC Act. Class III devices are required to have a premarket approval application (PMA). Obtaining a PMA can take up to several years or more and involve preclinical studies and clinical testing. In contrast, the process of obtaining a 510(k) clearance typically requires the submission of substantially less data and generally involves a shorter review period, although obtaining a 510(k) clearance may involve the submission of a substantial volume of data, including clinical data, and may require a substantial review period. A 510(k) premarket notification clearance indicates that the FDA agrees with an applicant's determination that the product for which clearance has been sought is substantially equivalent in terms of safety and effectiveness to another medical device that has been previously marketed but does not indicate that the product is safe and effective. A PMA indicates that the FDA has approved as safe and effective a product to be marketed for the uses described in the approved labeling.

     In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. FDA Regulations provide that new 510(k) clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The Company has made certain modifications to its cleared devices for which it has determined that new 510(k) clearances are not required. There can be no assurance, however, that the FDA would concur with the Company's conclusion that a particular change does not necessitate a new 510(k) application. If the FDA were to investigate and disagree with the Company's determinations and conclude that one or more implemented changes requires a new 510(k), the FDA could take regulatory actions such as issuance of a warning letter or requiring that the Company cease marketing modified devices until new 510(k) notifications are cleared.

     In order to conduct clinical trials of an uncleared or unapproved device, companies generally are required to comply with Investigational Device Exemptions regulations ("IDE regulations"). For significant risk devices, the IDE regulations require FDA approval of an IDE before a clinical study may begin. In its approval letter for significant risk device IDE studies, the agency may limit the number of patients that may be treated with the device and/or the number of institutions at which the device may be used. Device studies subject to the IDE regulations are subject to various restrictions imposed by the FDA. Patients must give informed consent to be treated with an investigational device. The institutional review board of each institution where a study is being conducted must also approve the clinical study. The device may not be advertised or otherwise promoted. Unexpected adverse experiences must be reported to the FDA. The company sponsoring the investigation must ensure that the investigation is being conducted in accordance with the IDE regulations.

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

     Medical device manufacturers and distributors are generally subject to periodic inspections by the FDA. If the FDA determines that a company is not in compliance with applicable laws and regulations, it can, among other things, issue a warning letter apprising the company of violative conduct, detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees. In addition, it is possible that clearances or approvals could be withdrawn in certain circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company initiated a voluntary product recall of its dialysis and central venous catheter kit product lines on September 1, 1999. All affected customers and FDA were notified of the recall. The recall was initiated because of small pinholes in the pouch in which the product is packaged. The recall affected all kits manufactured since August 1994. Although approximately 140,000 catheters were shipped during this time frame, product returns through December 31, 2000 were approximately 15,300 units. Because of the nature of the pinholes, risk to the patient is expected to be minimal. No product complaints have been registered to date for either pinholes or infection of the implant site that could be attributed to the package being contaminated. The Company has revised the process that generated the pinholes and is currently producing these product lines for commercial distribution. The Company is in the process of terminating this recall. There were no new recalls in 2000.

     Medical device laws and regulations are also in effect in many of the countries in which the Company does business outside the United States. These range from comprehensive device approval requirements for some or all of the Company's medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in many of the states in which the Company does business. State and foreign medical device laws and regulations may have a material impact on the Company. In addition, international sales of certain medical devices manufactured in the United States but not cleared or approved by the FDA for distribution in the United States are subject to FDA export requirements and policies, including a policy whereby the Company provides a statement to FDA certifying that the product to be exported meets certain criteria and FDA issues a certificate to facilitate device export.

     Federal, state and foreign laws and regulations regarding the manufacture, sale and distribution of medical devices are subject to future changes. For example, Congress enacted the Food and Drug Administration Modernization Act of 1997, which included several significant amendments to the prior law governing medical devices. Additionally, the FDA made significant changes to its GMP regulations and may make changes to other regulations as well. The Company cannot predict what impact, if any, such changes might have on its business; however, such changes could have a material impact on the Company and its business, financial condition and results of operations.

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

INSURANCE

     The Company maintains insurance in such amounts and against such risks as it deems prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect the Company against significant claims for damages. The occurrence of a significant event not fully insured could materially and adversely affect the Company's business, financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

PATENTS, TRADEMARKS, LICENSES AND PROPRIETARY RIGHTS

     The Company believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, "know-how," continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company currently owns numerous United States patents and patent applications, as well as numerous foreign patents and patent applications, which relate to aspects of the technology used in certain of the Company's products, including the LifePort(R) family of vascular access ports, the Vortex(TM) vascular access ports, the Infuse-a-Cath(R) family of central venous catheters and the Bayonet locking system used in the LifePort(R) and in the Vortex port families of products. The Company also is a party to several license agreements with third parties pursuant to which it has obtained, for varying terms, the right to make, use and/or sell products that are covered under such license agreements in consideration for royalty payments. Many of the Company's major products, including its Circle C(R) acute and chronic catheters, are subject to such license agreements. There can be no assurance that the Company or its licensors have or will develop or obtain additional rights to products or processes that are patentable, that patents will issue from any of the pending patent applications filed by the Company or that claims allowed will be sufficient to protect any technology that is licensed to the Company. In addition, no assurances can be given that any patents issued or licensed to the Company or other licensing arrangements will not be challenged, invalidated, infringed or circumvented or that the rights granted thereunder will provide competitive advantages for the Company's business or products. In such event the business, results of operations and financial condition of the Company could be materially adversely effected.

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

     The Company also relies upon trademarks and trade names for the development and protection of brand loyalty and associated goodwill in connection with its products. The Company's policy is to protect its trademarks, trade names and associated goodwill by, among other methods, filing United States and foreign trademark applications relating to its products and business. The Company owns numerous United States and foreign trademark registrations and applications. The Company also relies upon trademarks and trade names for which it does not have pending trademark applications or existing registrations, but in which the Company has substantial trademark rights. The Company's registered and unregistered trademark rights relate to the majority of the Company's products, including the Circle C(R), Infuse-a-Port(R), Triumph-1(R), Infuse-a-Cath(R), LifePort(R), Pheres-Flow(R), and Vortex(TM) product lines. There can be no assurance that any registered or unregistered trademarks or trade names of the Company will not be challenged, canceled, infringed or circumvented, or be declared generic, or be declared infringing on other third-party marks, or provide any competitive advantage to the Company.

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

     Research and development expenses accounted for $412,000 in 1998 (1.1% of net sales). The Company did not incur material research and development expenses during 1999 and 2000. The 1998 amount was used primarily to improve existing products and implement new technology to produce these products. A portion of the 1998 amount resulted from unexpected research and development expenses relating to products sold in the Asian marketplace.

COMPETITION

     The markets for the Company's product lines are highly competitive. The Company faces substantial competition from a number of other manufacturers and suppliers of vascular access ports, dialysis and apheresis catheters and related ancillary products, including companies with more extensive research and manufacturing capabilities and greater technical, financial and other resources. In response to increased concerns about the rising costs of healthcare, United States hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products compete primarily on the basis of: (i) product design, development and improvement; (ii) customer support; (iii) brand loyalty; and (iv) price. The Company's competitors in the vascular access products business include Bard Access Systems, a division of C.R. Bard, Inc., and Sims, a division of Smiths Group plc. In each of the product lines represented by the Company's distribution business, the Company competes against manufacturers selling directly to customers. Such manufacturers include Baxter International Inc. and Abbott Laboratories.

EMPLOYEES

     At December 31, 2000, the Company had approximately 251 full-time employees.

ITEM 2.  PROPERTIES

     The Company's principal executive and administrative offices and manufacturing and development center is located in Manchester, Georgia in a 60,000 square foot facility. The Company leases the Manchester facility and the
10.5 acre lot on which it is located from the Development Authority of the City of Manchester (the "Manchester Development Authority") pursuant to three operating leases which expire in 2010 (collectively, the "Manchester Leases") and under which the Company pays monthly lease payments of approximately $15,800 in the aggregate. The Company has an option to extend each of the Manchester Leases for an additional five-year term and an option to purchase the facility and/or the adjacent lot containing approximately nine acres. While the Company considers the Manchester facility to be in good condition and adequate to meet the present and foreseeable needs of the Company, a significant increase in demand or production could render the Manchester facility inadequate.

     In conjunction with its October 2000 acquisition of IFM, the Company assumed IFM's lease for its manufacturing facility in St. Petersburg, Florida. This facility is 30,000 square feet and is situated on 8.5 acres within the city limits. The lease expires December 31, 2007. In connection with the sale of IFM business on March 30, 2001, the purchaser assumed all of the Company's rights and obligations under the lease.

     The Company owns a 6,400 square foot office condominium located in Atlanta, Georgia (the "Atlanta Office") which the Company utilizes for administrative offices.

     The Company leases approximately 2,000 square feet of office space and approximately 11,000 square feet of warehouse space in Hicksville, New York for use in Stepic's distribution operation and warehousing of products pursuant to a an operating lease which expires in 2003 and under which the Company pays monthly lease payments of approximately $8,300. While the Company considers this space to be in good condition and adequate to meet the present and foreseeable needs of the Company, a significant increase in demand or inventory could render the facilities inadequate.

ITEM 3.  LEGAL PROCEEDINGS

     On December 11, 1998, the Company entered into a multi-year distribution agreement with Possis Medical, Inc. ("Possis") for the Perma-Seal dialysis access graft. On February 14, 1999, the Company launched the Perma-Seal dialysis access graft and began marketing the product on a worldwide basis. The Perma-Seal Graft is constructed of silicone elastomer and polyester yarn and is designed for immediate access and for allowing the dialysis clinician to access the patient the same day as the graft is implanted. In January 2001, Possis filed suit in United States District Court for the District of Minnesota for alleged breach of this agreement. The Company has asserted a counterclaim in which the Company alleges that as a result of problems with the Perma-Seal graft, Possis has breached this agreement. The Company contends in its counterclaim it would not have entered into the distribution agreement but for the material misrepresentations made by Possis to the Company about the Perma-Seal graft. Possis has filed a motion to amend its complaint, but the Court has not ruled upon the motion.

     In 2000, the former Stepic shareholders earned an additional $1.2 million pursuant to the terms of the October 15, 1998 stock purchase agreement. In December 2000, the Company and the former Stepic shareholders amended the Stepic purchase agreement so that this additional amount could be paid, together with interest, over a period from December 2000 through May 2001. The Company has not made any payments under this amendment since January of 2001. On February 14, 2001, two of the former Stepic shareholders, Steven Picheny and Howard Fuchs, filed suit against the Company in the United States District Court for the Southern District of New York for breach of the amended agreement for failure to make the scheduled payments. (See "Item 1. Description of Business -- Acquisitions.") The Company settled the lawsuit on March 30, 2001, by agreeing with the two former Stepic shareholders (i) to pay all accrued interest through March 30, 2001, (ii) to make payments of $9,400 and accrued interest on a monthly basis from April 1, 2001 through February 10, 2002, and
(iii) to pay the remaining balance of such additional amount on or before February 10, 2002.

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

     The Company maintains insurance in such amounts and against such risks as it deems prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect the Company against significant claims for damages. The occurrence of a significant event not fully insured could materially and adversely affect the Company's business, financial condition and results of operations.

Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to shareholders of the Company for a vote in the Fourth Quarter of 2000.

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

CALENDAR YEAR 1999                                            HIGH     LOW
- ------------------                                            -----   ------
First Quarter...............................................   8.88     4.25
Second Quarter..............................................   8.38     5.75
Third Quarter...............................................   6.50     2.44
Fourth Quarter..............................................   5.50     2.00

CALENDAR YEAR 2000                                            HIGH     LOW
- ------------------                                            -----   ------
First Quarter...............................................  4.875     2.25
Second Quarter..............................................  2.625   1.8125
Third Quarter...............................................  2.875   0.8125
Fourth Quarter..............................................  1.125   0.0625

     As of March 15, 2001, there were 65 record holders of the Company's common stock. On March 15, 2001, the last reported sales price of the common stock on The American Stock Exchange was $0.70 per share.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On January 1, 1999, the Company amended its consulting and services agreement with Healthcare Alliance, Inc., an affiliate of Robert J. Simmons, a director of the Company. The Company granted Healthcare Alliance (i) an option to purchase up to 1% of the Company's common stock if the Company achieves certain amounts of incentive sales with certain group purchasing organizations, and (ii) options to purchase 45,000 shares of common stock if the Company achieves certain amounts of incremental sales revenue under the Company's group purchasing agreement with Premier. A principal of Healthcare Alliance is a director of the Company and thus this issuance to Healthcare Alliance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Section 4(2) Exemption").

     In April 1998 Cordova Ventures, L.P. -- Enhanced Appreciation ("Cordova") exercised certain anti-dilution rights relating to a warrant (and the shares issued pursuant thereto) to purchase 15,550 shares of the

Company's Class A Common Stock for $.001 per share. Cordova is an accredited investor, and thus this issuance to Cordova was made pursuant to the Section 4(2) Exemption.

     On July 15, 1997, the Company issued to Bank of America, a warrant to purchase 765,000 shares of common stock. Concurrently with the consummation of the Company's initial public offering on April 20, 1998, the Company issued to Bank of America 765,000 shares of Common Stock upon exercise of warrants to purchase such stock for an aggregate amount of $765. Bank of America is an accredited investor, and thus this issuance to Bank of America was made in reliance on the Section 4(2) Exemption.

     On March 20, 1998, the Company issued to Premier a warrant to purchase up to 500,000 shares of common stock, subject to certain vesting requirements. The Company granted the warrant to Premier in partial consideration for Premier executing a purchasing agreement with the Company. See Item 1.
"Business -- Description of Business by Industry Segment." The right to purchase shares of common stock under the warrant vests annually in increments of 100,000 shares only upon the achievement of certain specified minimum annual sales and/or minimum cumulative sales of the Company's products to participating Premier shareholders. Premier is an accredited investor, and thus this issuance to Premier was made in reliance on the Section 4(2) Exemption.

     All of the foregoing issuances were conducted without an underwriter or placement agent.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for each of the five years ended December 31, 2000 are derived from, and are qualified by reference to the consolidated financial statements, including the notes thereto, of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Form 10-K.

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                 1996      1997       1998       1999       2000
                                                -------   -------   --------   --------   --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net sales.....................................  $ 7,052   $15,798   $ 39,399   $ 75,371   $ 63,335
Cost of good sold.............................    2,997     6,273     19,933     48,011     46,722
                                                -------   -------   --------   --------   --------
Gross profit..................................    4,055     9,525     19,466     27,360     16,613
Selling, general and administrative
  expenses....................................    4,560     6,476     13,597     20,147     20,094
Impairment charge.............................                                              12,086
                                                -------   -------   --------   --------   --------
Income (loss) from operations.................     (505)    3,049      5,869      7,213    (15,567)
Interest expense, net.........................     (733)   (3,971)    (3,103)    (4,140)    (5,297)
Accretion of value of put warrant repurchase
  obligation..................................             (8,000)
Other income..................................       54        70         46         99         32
                                                -------   -------   --------   --------   --------
Income (loss) before income taxes and
  extraordinary items.........................   (1,184)   (8,852)     2,812      3,172    (20,832)
Income tax provision (benefit)................                320      1,781      1,507     (1,071)
                                                -------   -------   --------   --------   --------
Income (loss) before extraordinary items......   (1,184)   (9,172)     1,031      1,665    (19,761)
Extraordinary gain on early extinguishment of
  put feature (1).............................                         1,100
Extraordinary losses on early extinguishments
  of debt, net................................                           (83)
                                                -------   -------   --------   --------   --------
          Net income (loss)...................  $(1,184)  $(9,172)  $  2,048   $  1,665   $(19,761)
                                                =======   =======   ========   ========   ========
Net income (loss) per share before
  extraordinary items -- basis and diluted....  $  (.13)  $  (.97)  $    .08   $    .12   $  (1.48)
                                                =======   =======   ========   ========   ========
Net income (loss) per share -- basic and
  diluted.....................................  $  (.13)  $  (.97)  $    .17   $    .12   $  (1.48)
                                                =======   =======   ========   ========   ========
Weighted average common shares outstanding --
  basic.......................................  $ 9,419   $ 9,419   $ 12,187   $ 13,366   $ 13,366
Weighted average common shares outstanding --
  diluted.....................................  $ 9,419   $ 9,419   $ 12,412   $ 13,373   $ 13,366
Balance Sheet Data (end of year):
Cash and cash equivalents.....................  $   218   $ 2,894   $  6,232   $  1,991   $    538
Working capital...............................  $ 1,018   $ 6,842   $ 28,767   $ 29,927   $ 15,259
Total assets..................................  $ 6,176   $31,577   $104,637   $102,397   $ 86,038
Long-term debt, net of current maturities.....  $ 5,053   $23,971   $ 47,074   $ 44,999   $ 40,598
Total shareholders (deficit) equity...........  $(1,916)  $(11,150) $ 41,431   $ 43,069   $ 22,332

- ---------------

(1) See Note 9 to the Company's consolidated financial statements for a discussion of this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto appearing elsewhere herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the possible inadequacy of the Company's cash flow from operations and cash available from external financing, the Company's limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company's potential exposure to product liability, the inability to introduce new products, the Company's reliance on a few large customers, the Company's dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company's ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained below in this Item under the section entitled "Risk Factors."

BACKGROUND

     The Company is a specialty medical device company focused on manufacturing and/or marketing vascular products. The Company's oncology product lines include implantable vascular ports, tunneled catheters and stem cell transplant catheters used primarily in cancer treatment protocols. The Company has a complete line of acute and chronic dialysis catheters used for kidney failure patients. In addition, the Company distributes certain specialty devices used primarily in general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care settings.

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

     In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical(R) product line at this facility in October 1996 and expanded this facility in 1998 and in 2000 to its current configuration of approximately 60,000 square feet. In July 1997, the Company acquired the port business of Strato(R)/Infusaid(TM). The primary product lines obtained in the Strato(R)/Infusaid(TM) acquisition included the LifePort(R) and Infuse-a-Port(R) vascular access ports, and the Infuse-a-Cath(R) line of catheters. In 1998, the Company made additional product acquisitions and acquired the CVS and Stepic medical device distribution businesses. Distribution of non-Company medical devices through Stepic and CVS during 2000 comprised approximately 56% of the Company's revenue.

     On October 9, 2000, the Company consummated the acquisition of certain assets used in the manufacture and sale of medical devices by IFM, a wholly-owned subsidiary of CryoLife. This acquisition effectively completed the acquisition by the Company of the IFM product line which was acquired in September of 1998. In addition to the purchase of assets, consisting primarily of inventory and leasehold improvements, the Company also assumed control of IFM's approximately 30,000 square foot manufacturing facility in St. Petersburg, Florida and the 80 employees there. The IFM product line was sold to Vascutech, Inc. on March 30, 2001, and Vascutech assumed control of such facility. See "Item 1. Description of Business -- Acquisitions."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items contained in the Company's consolidated statements of operations expressed as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1999      2000
                                                              ------    ------    ------
Net sales.................................................    100.0%    100.0%    100.0%
Cost of goods sold........................................     50.6      63.7      73.8
                                                              -----     -----     -----
Gross profit..............................................     49.4      36.3      26.2
Selling, general and administrative expenses..............     34.5      26.7      31.7
Impairment charge.........................................                         19.1
                                                              -----     -----     -----
Income (loss) from operations.............................     14.9       9.6     (24.6)
Other income (expense)
  Interest expense, net...................................     (7.9)     (5.5)     (8.4)
  Other income............................................      0.1       0.1       0.0
                                                              -----     -----     -----
Income (loss) before income taxes and extraordinary
  items...................................................      7.1       4.2     (33.0)
Income tax provision (benefit)............................      4.5       2.0      (1.7)
Extraordinary gain on early extinguishment of put
  feature.................................................      2.8        --        --
Extraordinary losses on early extinguishments of debt.....     (0.2)       --        --
                                                              -----     -----     -----
Net income (loss).........................................      5.2%      2.2%    (31.3)%
                                                              =====     =====     =====

  Year Ended December 31, 2000 compared to Year Ended December 31, 1999

     Net Sales. Net sales decreased 16.0% to $63.3 million in 2000 from $75.4 million in 1999. The decrease in manufacturing sales resulted from decreased volume partially offset by increased average selling prices. The decrease was the result of several factors including: non-recurring sales in 1999 resulting from initial stocking orders to two of the Company's new distributors; discontinuance of Perma-Seal graft (Possis) in 2000 due to the product's performance; a decline in volume in its chronic hemodialysis catheter product line as a result of its dated technology as compared to the market; a reduction in international sales due to pricing constraints; and higher rebates granted to customers in 2000 versus 1999. The decrease in distribution sales was the result of changes at the manufacturer level in both technology and market place conditions. The distribution segment also experienced price erosion as a result of certain group purchasing organization agreements entered into by its manufacturers. The 2000 net sales on a segment basis resulted in net sales of $25.7 million from the manufacturing segment and $41.5 million from the distribution segment before intersegment eliminations. The 1999 net sales on a segment basis resulted in net sales of $32.7 million from the manufacturing segment and $45.9 million from the distribution segment before intersegment eliminations.

     Gross Profit. Gross profit decreased 39.3% to $16.6 million in 2000, from $27.4 million in 1999. Gross margin decreased to 26.2% in 2000, from 36.3% in 1999. The decrease in gross profit is primarily the result of the fourth quarter inventory and other adjustments of approximately $5.2 million recorded as a result of decisions made in the fourth quarter to deal with changing business conditions. The Company reduced certain of its product offerings, abandoned plans to rework product that does not meet specification and wrote off its inventory valuation for the Possis graft line. The decrease is also due to higher rebates granted to the Company's distributors in 2000 versus 1999. In addition, distribution sales comprised a higher percentage of total sales in 2000 compared to 1999, which generates a much lower profit margin than manufacturing sales. The 2000 gross profit on a segment basis is gross profit of $8.3 million or 32.1% from the manufacturing segment and $8.6 million or 20.6% from the distribution segment before intersegment eliminations. The 1999 gross profit on a segment basis resulted in gross profit of $17.6 million or 53.8% from the manufacturing segment and $9.9 million or 21.6% from the distribution segment before intersegment eliminations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased approximately $53,000 or less than 1% in 2000 as compared to 1999. SG&A expenses increased as a percentage of net sales to 31.7% in 2000 from 26.7% in 1999 primarily due to decreased sales.

     Impairment Charge. During the fourth quarter of 2000, the Company recorded a $12.1 million impairment charge related to the intangible assets of the Company's IFM product line. This charge writes the IFM long-lived assets down to the fair value of management's expected cash flows.

     Interest Expense. Interest expense, net of interest income, increased approximately $1.2 million or 27.9% from $4.1 million in 1999 to $5.3 million in 2000. The increase is due to an increase in interest rates as well as higher debt outstanding during 2000 of approximately $52 million versus approximately $51 million outstanding during 1999.

     Income Taxes. During the year ended December 31, 2000, the Company recorded an income tax benefit of approximately $1.1 million versus income tax expense of approximately $1.5 million in 1999. The 2000 income tax benefit consists of the federal and state benefits, adjusted for certain nondeductible items, of approximately $8.7 million related to the $20.8 million pretax loss, reduced by a valuation allowance on the Company's deferred tax assets of approximately $7.6 million. The valuation allowance is deemed necessary due to uncertainties indicated by the Company's taxable loss in 2000 and forecasted taxable loss for 2001. The resulting $1.1 million benefit represents the refunds available from net operating loss carrybacks offset by the valuation allowance on deferred items arising in previous years. The 1999 income tax expense represents the federal and state taxes on pretax income of approximately $3.2 million, adjusted for certain nondeductible items.

  Year Ended December 31, 1999 compared to Year Ended December 31, 1998

     Net Sales. Net sales increased 91.3% to $75.4 million in 1999 from $39.4 million in 1998. Approximately $39.5 million of this increase is attributable to owning Stepic, CVS and IFM for a full year in 1999. The increase was also attributable to the introduction of the Perma Seal Dialysis Graft, which the Company began marketing in February 1999 and which represented approximately $1.5 million in revenue in 1999. The 1999 net sales on a segment basis resulted in net sales of $32.7 million from the manufacturing segment and $45.9 million from the distribution segment before intersegment eliminations. The 1998 net sales on a segment basis resulted in net sales of $27.6 million from the manufacturing segment and $12.0 million from the distribution segment before intersegment eliminations.

     Gross Profit. Gross profit increased 40.5% to $27.4 million in 1999, from $19.5 million in 1998. Gross margin decreased to 36.3% in 1999, from 49.4% in 1998. The decrease in gross margin is primarily the result of owning Stepic and CVS, the distribution segment, a full year in 1999, which produces a significantly lower gross margin than the manufacturing segment. The decrease is also due to 1999 sales to Group Purchasing Organizations ("GPOs"), resulting in reduced sales prices. The 1999 gross profit on a segment basis is gross profit of $17.6 million or 53.8% from the manufacturing segment and $9.9 million or 21.6% from the distribution segment before intersegment eliminations. The 1998 gross profit on a segment basis resulted in gross profit of $16.4 million or 59.3% from the manufacturing segment and $3.1 million or 26.3% from the distribution segment before intersegment eliminations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $6.5 million or 48.2% to $20.1 million in 1999 from $13.6 million in 1998. The increase was mostly attributable to owning Stepic and CVS a full year in 1999, which represented $4.6 million of the increase. In addition, the increase was due to higher amortization expense from owning Norfolk and IFM a full year in 1999 as well as higher salaries expense, marketing expenses, and GPO administrative fees in 1999. SG&A expenses decreased as a percentage of net sales to 26.7% in 1999 from 34.5% in 1998 due to revenue growth in 1999.

     Interest Expense. Interest expense, net of interest income, increased approximately $1.0 million or 33.4% from $3.1 million in 1998 to $4.1 million in 1999. Excluding the effects of accelerated amortization of debt issue costs and debt discount related to the Bank of America debt and warrant in 1998 of $1.4 million, interest expense increased approximately $2.4 million in 1999. The increase is due to higher debt outstanding during all of 1999 of approximately $51 million versus 1998 debt outstanding of approximately $28 million during 3.5 months of 1998 and approximately $50 million, resulting from the 1998 acquisitions, which was outstanding only a short time during 1998.

     Extraordinary Items. During 1998, the Company incurred extraordinary net losses of approximately $83,000, net of applicable income tax benefit of approximately $53,300, associated with the early extinguishments of certain debt, which the Company repaid using proceeds from the IPO. In addition, the Company recorded an extraordinary gain of $1.1 million in 1998 due to the rescission of a put feature associated with the Bank of America warrant that was issued in 1997. These transactions are more fully described in Notes 6, 9 and 13 to the Company's consolidated financial statements contained elsewhere in this Form 10-K. There were no extraordinary items in 1999.

     Income Taxes. Income tax expense decreased approximately $274,000 or 15.4% from an approximate $1.8 million in 1998 to approximately $1.5 million in 1999. The decrease in expense is attributable to non-tax deductible interest expense in 1998.

QUARTERLY RESULTS

     The following tables set forth quarterly statement of operations data for 1999 and 2000. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                     THREE MONTHS ENDED
                                                     ---------------------------------------------------
                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       1999        1999         1999            1999
                                                     ---------   --------   -------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................................   $19,441    $18,878       $18,841        $18,211
Cost of good sold..................................    12,056     11,727        11,937         12,291
                                                      -------    -------       -------        -------
Gross profit.......................................     7,385      7,151         6,904          5,920
Selling, general and administrative expenses.......     4,843      4,850         5,401          5,053
                                                      -------    -------       -------        -------
Income from operations.............................     2,542      2,301         1,503            867
                                                      -------    -------       -------        -------
Interest expense, net..............................      (912)    (1,044)       (1,057)        (1,127)
Other income.......................................        12         43            16             28
                                                      -------    -------       -------        -------
Income (loss) before income taxes..................     1,642      1,300           462           (232)
Income tax provision...............................       703        557           218             29
                                                      -------    -------       -------        -------
Net income (loss)..................................   $   939    $   743       $   244        $  (261)
                                                      =======    =======       =======        =======
Net income (loss) per share -- basic and diluted...   $  0.07    $  0.06       $  0.02        $ (0.01)
                                                      =======    =======       =======        =======

                                                                     THREE MONTHS ENDED
                                                     ---------------------------------------------------
                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       2000        2000         2000            2000
                                                     ---------   --------   -------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................................   $17,099    $16,365       $16,115        $ 13,756
Cost of good sold..................................    11,060     11,261        10,576          13,825
                                                      -------    -------       -------        --------
Gross profit.......................................     6,039      5,104         5,539             (69)
Selling, general and administrative expenses.......     4,677      4,715         5,023           5,679
Impairment charge..................................                                             12,086
                                                      -------    -------       -------        --------
Income (loss) from operations......................     1,362        389           516         (17,834)
                                                      -------    -------       -------        --------
Interest expense, net..............................    (1,171)    (1,330)       (1,464)         (1,332)
Other income (expense).............................        46         28           (56)             14
                                                      -------    -------       -------        --------
Income (loss) before income taxes..................       237       (913)       (1,004)        (19,152)
Income tax provision (benefit).....................       154       (296)         (303)           (626)
                                                      -------    -------       -------        --------
Net income (loss)..................................   $    83    $  (617)      $  (701)       $(18,526)
                                                      =======    =======       =======        ========
Net income (loss) per share -- basic and diluted...   $  0.01    $ (0.05)      $ (0.05)       $  (1.39)
                                                      =======    =======       =======        ========

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund working capital requirements and capital expenditures for its existing facility. Historically, the Company has used cash generated by operations, bank financing, and, in 1998, proceeds from its public equity offering to fund its capital requirements. Additionally, the Company requires capital to finance accounts receivable and inventory. The Company's working capital requirements vary from period to period depending on its production volume, the timing of shipments and the payment terms offered to its customers.

     Net cash provided by (used in) operations was $4.9 million in 2000, as compared with ($733,370) and ($2.4 million) in 1998 and 1999, respectively. The increase in cash from operations during 2000 was primarily the result of decreases in accounts receivable and inventory levels. In addition, there were lower income taxes paid in 2000 as well as lower reductions in accounts payable and accrued expenses in 2000 as compared to both 1999 and 1998. During the period ended December 31, 2000, the Company restructured the terms of outstanding accounts receivable of approximately $2.5 million due from two of the Company's largest distributors. As a result of the restructuring, the outstanding balances will be collected over a period of approximately twelve months, beginning August 2000.

     Net cash used in investing activities was $1.3 million during 2000, as compared with $38.1 million and $1.9 million in 1998 and 1999, respectively. The investing activities for 2000 consist of capital expenditures and a loan to the Company's CEO (See Notes 6 and 12 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K). Substantially all of the investing activities in 1998 and 1999 were for cash paid for acquisitions and capital expenditures. Cash paid for acquisitions was $36.1 million and $1.4 million during 1998 and 1999, respectively.

     The Company has established a capital expenditure budget in 2001 of $500,000, primarily for leasehold improvements and manufacturing and office equipment.

     Net cash provided by (used in) financing activities was ($5.0 million) in 2000, as compared with $42.2 million and $26,779 in 1998 and 1999, respectively. Financing activities in 2000 primarily included principal payments on outstanding debt attributable to depository funds of approximately $25 million applied against the working capital loan under the Company's Credit Facility pursuant to the Company's new sweep arrangement with Bank of America (see below). These payments were partially offset by cash proceeds issued to the Company of approximately $19.8 million from Bank of America under the same sweep arrangement and $900,000 to fund a loan to the Company's CEO (See Notes 6 and 12 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K). Financing activities in 1999 include $2.9 million provided by additional borrowings under the Company's Credit Facility to fund operations and $2.9 million used for principal payments on long-term debt. In 1998, the proceeds from the Company's initial public offering were used to repay the Company's existing debt of approximately $25 million, purchase the Company's office in Atlanta, Georgia, and fund the acquisition of Norfolk.

     As discussed more fully in Note 6 of the Company's consolidated financial statements included elsewhere in this Form 10-K, the Company maintains a $50 million amended and restated credit facility with Bank of America to be used for working capital purposes and to fund future acquisitions. The Credit Facility bears interest at a rate to be selected by the Company from certain options defined in the agreement. At December 31, 2000, the Company's interest rate was 11.0062% compared with 8.1701% and 9.5152% at December 31, 1998 and 1999, respectively. Portions of the amounts outstanding under the Credit Facility are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. The remaining portion is due on the date of the expiration of the Credit Facility, which is July 1, 2004. The total balance outstanding under the Credit Facility was approximately $42.9 million and no funds were available for borrowing under the Credit Facility at December 31, 2000, except as may be available under the sweep arrangement (see below). In addition, the Company had outstanding standby letters of credit at December 31, 2000 of approximately $2.5 million, which collateralize the Company's obligations to third parties in connection with its 1998 acquisitions. The Company's Credit Facility contains certain restrictive covenants that require a minimum net worth, cash flow from operations and EBITDA as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. The Company and Bank of America amended the Credit Facility on March 31, 1999, March 29, 2000, and August 14, 2000 to adjust certain of the financial ratio covenants and increase the interest rate. The Company is in violation of certain of these financial covenants as of December 31, 2000.

     The Company and Bank of America further amended the Credit Facility on June 6, 2000 to provide the Bridge Loan to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund the Shareholder Bridge Loan to Marshall B. Hunt, the Company's chairman, CEO and largest shareholder. (See Notes 6 and 12 to the Company's consolidated financial statements included in this Form 10-K). The Bridge Loan, the Shareholder Bridge Loan, and related interest were due on August 30, 2000. As of December 31, 2000, the Shareholder Bridge Loan was not paid to the Company, and the Company has not paid the Bridge Loan and related interest. Due to the Company being unable to pay the amount due under the Bridge Loan, it is in default under the Bridge Loan and the Credit Facility.

     As permitted under the Credit Facility and Bridge Loan documents, Bank of America has instituted a sweep arrangement whereby funds collected in the Company's lockbox accounts are swept periodically into a Bank of America account and applied against the outstanding loan balance under the Credit Facility. The financial institutions which hold such accounts have been notified by Bank of America that such lockbox arrangements have been instituted, and the Company's as well as its subsidiaries' right to withdraw, transfer or pay funds from the accounts has been terminated. The Company periodically will apply to receive additional loans under the Working Capital Loan in the Credit Facility to the extent such loan has been paid down under the lockbox arrangement. There can be no assurance that Bank of America will continue to loan the Company additional funds under the Credit Facility as the outstanding loan is paid down periodically under the sweep arrangement and the Company applies for additional loans. The failure of the Company to obtain additional loans from Bank of America as the Company applies for such loans will have a material adverse effect on the Company's business, results of operations, consolidated financial condition, liquidity and ability to pay its debts as they become due.

     As described above, as of December 31, 2000, the Company is in default of the Credit Facility as a result of non-compliance under certain financial covenants. In addition, the Company is also in default of its Credit Facility as a result of not making its principal payments of approximately $2.5 million due October 1, 2000 and January 1, 2001 and for failure to repay the Bridge Loan and related interest which were due on August 30, 2000.

     On March 30, 2001, the Company and Bank of America entered into a Forbearance Agreement relating to the Credit Facility. Under the terms of the Forbearance Agreement, Bank of America has agreed that it will not foreclose on, or institute legal action to collect, the debt outstanding under the Credit Facility, including the Bridge Loan, until March 31, 2002, or until the earlier termination of the Forbearance Agreement. Bank of America may terminate the Forbearance Agreement prior to March 31, 2002, upon the occurrence of certain events as described below.

     The Forbearance Agreement modifies the payment terms of the debt outstanding under the Credit Facility. The Company has agreed to pay any accrued and unpaid interest on the debt outstanding under the Credit Facility on the first day of each month, commencing on April 1, 2001, and to repay $135,000 in principal each month, beginning on May 15, 2001. The Company is required to make an additional principal repayment on October 10, 2001, in an amount of the quarter of $150,000 or the gross proceeds to the Company of the second installment payment pursuant to the sale of the IFM business. In addition, the Company is required to prepay on the 90th day following the last day of each fiscal year, beginning on March 30, 2001, an amount equal to the Company's Excess Cash Flow (as defined in the Credit Agreement) for each fiscal year. The Company has agreed to pay any accrued and unpaid interest on the Bridge Loan on the first day of each month, commencing on April 1, 2001, and to repay $300,000 in principal on or before each of May 31 and August 31, 2001. The unpaid balance of the Bridge Loan will be due on November 30, 2001. Interest will continue to accrue on the principal balances of all debt outstanding under the Credit Facility at the Bank of America prime rate plus 2.5%. Upon expiration or early termination of the Forbearance Agreement, interest will accrue at the rate then in effect plus 6%.

     The Forbearance Agreement expires on March 31, 2002, but generally may be terminated earlier by Bank of America if any of the following occur: (i) the Company files for bankruptcy or an involuntary petition for bankruptcy is filed against the Company; (ii) the Company fails to timely make any scheduled principal or interest payment under the Credit Facility, as modified by the Forbearance Agreement; (iii) the Company breaches any covenant in the Forbearance Agreement; (iv) the Company violates the modified financial covenants set out in the Forbearance Agreement relating to minimum net worth, capital expenditures, and minimum EBITDA, and the specific ratios for debt service coverage, leverage, interest coverage, and debt to capitalization; (v) the Company fails to deliver on or prior to April 29, 2001 title to certain personal assets of Marshall B. Hunt to secure the Bridge Loan; (vi) the Company fails to deliver on or prior to April 29, 2001 a mortgage of all real property owned by the Company to secure the revolver loan; (vii) the Company fails to comply with any demands by Bank of America relating to borrowing base audits;
(viii) the Company fails to hire a new Chief Operating Officer by June 30, 2001;
(ix) the Company fails to cooperate with the operational review being conducted by the management consulting firm; or (x) the Company uses the collateral under the Credit Facility to repay subordinated debt, except as permitted by Bank of America.

     Pursuant to the Forbearance Agreement, the Company will grant Bank of America warrants to purchase 3% of the equity ownership of the Company. The warrants will have a strike price of $0.05 per share and will be exercisable for three years from the date of issuance. The warrants will contain antidilution protection for issuance of shares at less than fair market value.

     Upon the expiration or early termination of the Forbearance Agreement, if the Company remains in default under the Credit Facility, the debt outstanding under the Credit Facility will become due and payable. The failure by the Company either to extend the forbearance period or refinance such debt would have a material adverse effect on the Company's financial position, liquidity and ability to pay its debts as they become due.

IMPACT OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of the Company's operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Credit Facility costs result primarily from interest and principal and are not affected by inflation. Further, although the Company often sells products on a fixed cost basis, the average time between the receipt of any order and delivery is generally only a few days. While the Company has not historically been adversely affected by increases in the cost of raw materials and components, several

GPO agreements to which the Company is a party limit the Company's ability to raise prices. Thus, future increases in the cost of raw materials and components could adversely affect the Company's business, financial condition and results of operations. This could change in situations in which the Company is producing against a substantial backlog and may not be able to pass on higher costs to customers. In addition, interest on substantially all of the Company's debt is variable and therefore may increase with inflation.

     The Company makes all sales of foreign customers in U.S. dollars. Thus, notwithstanding fluctuation of foreign currency exchange rates, the Company's profit margin for any purchase order is not subject to change due to exchange rate fluctuations after the time the order is placed.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133. SFAS No. 133, as amended by SFAS No. 138, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not hold derivative instruments or engage in hedging activities other than the interest rate cap discussed in Note 6, which expired on October 2, 2000.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101, as amended in March 2000 and June 2000, and believes its existing accounting policies are consistent with the guidance provided in the SAB.

RISK FACTORS

  Future Capital Requirements

     There can be no assurance that the Company's cash flow from operations and cash available from external financing will be sufficient to meet the Company's future cash flow needs, in which case the Company would need to obtain additional financing. The Company currently has no availability of funds under the Credit Facility (except for the sweep arrangement -- see discussion below), and as of December 31, 2000 and continuing through the filing date of this Form 10-K, the Company was in default of the Credit Facility as a result of (i) the Company's non-compliance under certain financial covenants; (ii) the Company's failure to make its principal payments of approximately $2.5 million due October 1, 2000 and January 1, 2001; and (iii) the Company's failure to repay the Bridge Loan and related interest which were due on August 30, 2000. See "-- Liquidity and Capital Resources" above.

     On March 30, 2001, the Company and Bank of America entered into a Forbearance Agreement relating to the Credit Facility. Under the terms of the Forbearance Agreement, Bank of America has agreed that it will not foreclose on, or institute legal action to collect, the debt outstanding under the Credit Facility, including the Bridge Loan, until March 31, 2002, or until the earlier termination of the Forbearance Agreement. Bank of America may terminate the Forbearance Agreement prior to March 31, 2002, upon the occurrence of certain events as described below.

     The Forbearance Agreement modifies the payment terms of the debt outstanding under the Credit Facility. The Company has agreed to pay any accrued and unpaid interest on the debt outstanding under the Credit Facility on the first day of each month, commencing on April 1, 2001, and to repay $135,000 in principal each month, beginning on May 15, 2001. The Company is required to make an additional principal repayment on October 10, 2001, in an amount of the greater of $150,000 or the gross proceeds to the Company of the second installment payment pursuant to the sale of the IFM business. In addition, the Company is required to prepay on the 90th day following the last day of each fiscal year, beginning on March 30, 2001, an amount equal to the Company's Excess Cash Flow (as defined in the Credit Agreement) for each fiscal year. The Company has agreed to pay any accrued and unpaid interest on the Bridge Loan on the first day of each month, commencing on April 1, 2001, and to repay $300,000 in principal on or before each of May 31 and August 31, 2001. The unpaid balance of the Bridge Loan will be due on November 30, 2001. Interest will continue to accrue on the principal balances of all debt outstanding under the Credit Facility at the Bank of America prime rate plus 2.5%. Upon expiration or early termination of the Forbearance Agreement, interest will accrue at the rate then in effect plus 6%.

     The Forbearance Agreement expires on March 31, 2002, but generally may be terminated earlier by Bank of America if any of the following occur: (i) the Company files for bankruptcy or an involuntary petition for bankruptcy is filed against the Company; (ii) the Company fails to timely make any scheduled principal or interest payment under the Credit Facility, as modified by the Forbearance Agreement; (iii) the Company breaches any covenant in the Forbearance Agreement; (iv) the Company violates the modified financial covenants set out in the Forbearance Agreement relating to minimum net worth, capital expenditures, and minimum EBITDA, and the specific ratios for debt service coverage, leverage, interest coverage, and debt to capitalization; (v) the Company fails to deliver on or prior to April 29, 2001 title to certain personal assets of Marshall B. Hunt to secure the Bridge Loan; (vi) the Company fails to deliver on or prior to April 29, 2001 a mortgage of all real property owned by the Company to secure the revolver loan; (vii) the Company fails to comply with any demands by Bank of America relating to borrowing base audits;
(viii) the Company fails to hire a new Chief Operating Officer by June 30, 2001;
(ix) the Company fails to cooperate with the operational review being conducted by the management consulting firm; or (x) the Company uses the collateral under the Credit Facility to repay subordinated debt, except as permitted by Bank of America.

     Pursuant to the Forbearance Agreement, the Company will grant Bank of America warrants to purchase 3% of the equity ownership of the Company. The warrants will have a strike price of $0.05 per share and will be exercisable for three years from the date of issuance. The warrants will contain antidilution protections for issuance of shares at less than fair market value.

     Upon the expiration or early termination of the Forbearance Agreement, if the Company remains in default under the Credit Facility the debt outstanding under the Credit Facility will become due and payable and Bank of America will have the right to exercise all of its remedies under the Credit Facility. The Company is required to make an additional principal repayment on October 10, 2001, in an amount of the greater of $150,000 or the gross proceeds to the Company of the second installment payment pursuant to the sale of the IFM business. The remedies available to Bank of America include, without limitation, the right to foreclose upon the collateral securing the Credit Facility, the Bridge Loan or the Shareholder Bridge Loan, the right to declare immediately due and payable all amounts due under the Credit Facility, the right to collect attorneys' fees under the Credit Facility and the Bridge Loan, and the right to file suit against any and all parties liable on the Credit Facility, the Bridge Loan or the Shareholder Bridge Loan. The exercise of these remedies upon the failure by the Company either to extend the forbearance period or refinance such debt would have a material adverse effect on the Company's financial position, liquidity and ability to pay its debts as they become due.

     As permitted under the Credit Facility and Bridge Loan documents, Bank of America has instituted a sweep arrangement whereby funds collected in the Company's depository accounts are swept periodically into the Company's lockbox account with Bank of America and applied against the outstanding loan balance under the Credit Facility. The financial institutions which hold such accounts have been notified by Bank of America that such lockbox arrangements have been instituted, and the Company's as well as its subsidiaries' right to withdraw, transfer or pay funds from the accounts has been terminated. The Company periodically will apply to receive additional loans under the Working Capital Loan in the Credit Facility to the extent such loan has been paid down under the lockbox arrangement. There can be no assurance that Bank of America will continue to loan the Company additional funds under the Credit Facility as the outstanding loan is paid down periodically under the sweep arrangement and the Company applies for additional loans. The failure of the

Company to obtain additional loans from Bank of America as the Company applies for such loans will have a material adverse effect on the Company's business, results of operations, consolidated financial condition, liquidity and ability to pay its debts as they become due.

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

  Possis Litigation

     In January 2001, Possis filed suit against the Company for alleged breach of the Perma-Seal dialysis access graft distribution agreement. See Item 3. "Legal Proceedings." Although the Company believes the suit is without merit, the outcome cannot be predicted at this time. If the ultimate disposition of this matter is determined adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that it has defenses to the claims of liability and for damages in the action against it, there can be no assurance that additional lawsuits will not be filed against the Company or its subsidiaries. Further, there can be no assurance that the lawsuit will not have a disruptive effect upon the operations of the business, that the defense of the lawsuit will not consume the time and attention of the senior management of the Company and its subsidiaries, or that the resolution of the lawsuit will not have a material adverse effect on the operating results and financial condition of the Company.

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

  Potential Product Liability

     Because its products are intended to be used in healthcare settings on patients who are physiologically unstable and may be seriously or critically ill, the Company's business exposes it to potential product liability risks which are inherent in the medical devices industry. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for extended periods of time. Component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by the Company could result in injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims and/or a recall of, safety alert relating to, or other FDA or private civil action affecting one or more of the Company's products or responsible officials. The Company maintains product liability insurance coverage in amounts that it deems sufficient for its business. There can be no assurance, however, that such coverage will be available with respect to or sufficient to satisfy all claims made against the Company or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, results of operations and financial condition. In September 1999, the Company initiated a voluntary product recall of its dialysis and central venous catheter kit product lines due to small pinholes in the product packaging. Although the recall covers products manufactured since 1994, product returns through December 31, 2000 were approximately 15,300 units. No product complaints have been received to date for either pinholes in the packaging or infection of the implant site that could be attributed to the packaging being contaminated. The product recall will remain open with FDA until the reconciliation to shipments has been completed and a recall termination request has been approved.

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

  Customer Concentration

     The Company's net sales to its three largest customers accounted for 7%, 7% and 6% of total sales during 1998, 1999 and 2000, respectively. The loss of, or significant curtailments of purchases by, any of the Company's significant customers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Government Regulation

     The Company's products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, the Company must obtain specific clearance or approval from the FDA before it can market new products or certain modified products in the United States. The FDA administers the FDC Act. Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process ("510(k)") or the more lengthy premarket approval (PMA) process before they can be sold in the United States. To obtain 510(k) marketing clearance, a company must show that a new product is "substantially equivalent" in terms of safety and effectiveness to a product already legally marketed and which does not require a PMA. Therefore, it is not always necessary to prove the actual safety and effectiveness of the new product in order to obtain 510(k) clearance for such product. To obtain a PMA, a company must submit extensive data, including clinical trial data, to prove the safety, effectiveness and clinical utility of its products. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by the Company will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of the Company's products. FDA's quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, the Company is required to comply with FDA requirements for labeling and promotion of its products. The Federal Trade Commission also regulates most device advertising.

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

     Failure to comply with applicable federal, state or foreign laws or regulations could subject the Company to enforcement actions, including, but not limited to, product seizures, injunctions, recalls, possible withdrawal of product clearances, civil penalties and criminal prosecutions against the Company or its responsible officials, any one or more of which could have a material adverse effect on the Company's business, results of operations and financial condition. Federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes, as are administrative interpretations of regulatory requirements. No assurance can be given that such changes will not have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, the Company has received Section FD-483 and Warning Letters from the FDA regarding the Company's compliance with FDA regulations. The Company has worked with the FDA to resolve these issues. There can be no assurance the Company will not receive additional FD-483s or Warning Letters in the future or that it will be able to reach an acceptable resolution of the issues raised in such letters.

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

     To manage this risk, the Company entered into an interest rate cap agreement ("the Cap Agreement") with NationsBank, a major financial institution, to minimize the risk of credit loss. The Company used this Cap Agreement to reduce risk by essentially creating offsetting market exposures. The Cap Agreement was not held for trading purposes.

     At December 31, 2000, the Company had approximately $42.9 million outstanding under its Credit Facility, which expires in July 2004. Certain amounts outstanding under the Credit Facility were subject to the Cap Agreement, which expired in October 2000.

     For more information on the Cap Agreement, see Note 6 to the Company's Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements are listed under Item 14(a) and appear beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the captions "Directors Standing for Election," "Directors Continuing in Office," and "Executive Officers and Key Employees" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders. Information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the captions "How are Directors Compensated?," "Executive Compensation Summary Table," "Employment Agreements," "Compensation Committee Interlocks and Insider Participation," "Option Grants for Fiscal 2000" and "Option Exercises and Values for Fiscal 2000" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Stock Ownership" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits

     1. Financial Statements

Consolidated Financial Statements
  Report of Independent Accountants.........................  F-1
  Consolidated Balance Sheets as of December 31, 1999 and
     2000...................................................  F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1999 and 2000.......................  F-3
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1998, 1999 and 2000...........  F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1999 and 2000.......................  F-5
  Notes to Consolidated Financial Statements................  F-6

     2. Financial Statement Schedules

Report of Independent Accountants on Financial Statement
  Schedule..................................................  F-30
Schedule II -- Valuation and Qualifying Accounts............  F-31

     3. Exhibits

        Included as exhibits are the items listed on the Exhibit Index below.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
- -------                           -----------------------
   3.1     --   Amended and Restated Articles of Incorporation of the
                Company, filed as Exhibit 3.1 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and
                incorporated herein by reference.
   3.2     --   Amended and Restated Bylaws of the Company, filed as Exhibit
                3.2 to the Registrant's Form S-1 dated April 14, 1998 (SEC
                File No. 333-46349) and incorporated herein by reference.
   4.1     --   See Articles II, III, VII and IX of the Amended and Restated
                Articles of Incorporation filed as Exhibit 3.1 and Articles
                I, VII, VIII and IX of the Amended and Restated Bylaws filed as Exhibit 3.2, filed as Exhibit 4.1 to the Registrant's
                Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
   4.2     --   Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
   4.3     --   Rights Agreement dated April 9, 1998 by and between the
                Company and Tapir Investments (Bahamas) Ltd., filed as
                Exhibit 4.3 to the Registrant's Form 10-K dated March 31,
                1999 (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.1     --   Promissory Note dated September 28, 1995 made by Marshall B.
                Hunt to the order of the Company in the principal amount of
                $77,612.43, as amended by Amendment to Promissory Note dated
                September 28, 1996, filed as Exhibit 10.1 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.2     --   Promissory Note dated September 28, 1995 made by William E.
                Peterson, Jr. to the order of the Company in the principal amount of $77,612.43, as amended by Amendment to Promissory
                Note dated September 28, 1996, filed as Exhibit 10.2 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.3     --   Promissory Note dated September 28, 1995 made by Roy C.
                Mallady, Jr. to the order of the Company in the principal
                amount of $77,612.43, as amended by Amendment to Promissory
                Note dated September 28, 1996, filed as Exhibit 10.3 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.4     --   Promissory Note dated October 12, 1995 made by Marshall B.
                Hunt to the order of the Company in the principal amount of
                $35,000.00, as amended by Amendment to Promissory Note dated
                October 12, 1996, filed as Exhibit 10.4 to the Registrant's
                Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
  10.5     --   Promissory Note dated October 12, 1995 made by William E.
                Peterson, Jr. to the order of the Company in the principal amount of $35,000.00, as amended by Amendment to Promissory
                Note dated October 12, 1996, filed as Exhibit 10.5 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.6     --   Promissory note dated October 12, 1995 made by Roy C.
                Mallady, Jr. to the order of the Company in the principal
                amount of $35,000.00, as amended by Amendment to Promissory
                Note dated October 12, 1996, filed as Exhibit 10.6 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.7     --   Amended and Restated Credit Agreement dated as of May 26,
                1998 among the Company, the Lenders referred to therein and
                Banc of America Commercial Corporation, as Agent, filed as
                Exhibit 10.1 to the Registrant's Form 10-Q dated May 29,
                1998 (SEC File No. 000-24025) and incorporated herein by
                reference.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
- -------                           -----------------------
  10.8     --   Second Amendment to Amended and Restated Credit Agreement
                and Waiver dated as of March 31, 1999 among the Company, the
                Lenders referred to therein and Banc of America Commercial
                Corporation, as Agent, filed as Exhibit 10.1 to the
                Registrant's Form 10-Q dated May 14, 1999 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.9     --   Lease Agreement dated as of July 1, 1996 between The
                Development Authority of the City of Manchester and the
                Company, filed as Exhibit 10.9 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and
                incorporated herein by reference.
  10.10    --   Amendment to Lease Agreement dated November 2, 1999 between
                The Development Authority of the City of Manchester and the
                Company, filed as Exhibit 10.10 to the Registrant's Form
                10-K dated March 29, 2000 (SEC File No. 000-24025) and
                incorporated herein by reference.
  10.11    --   Lease Agreement dated as of August 29, 1997 between The
                Development Authority of the City of Manchester and the
                Company, filed as Exhibit 10.10 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and
                incorporated herein by reference.
  10.12    --   1998 Stock Incentive Plan, filed as Exhibit 10.11 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.13    --   Stock Purchase Agreement dated June 20, 1997 among the
                Company, Pfizer, Inc., Arrow International, Inc. and
                Strato(R)/Infusaid(TM) Inc., as amended by Amendment to
                Purchase Agreement, dated June 20, 1997, filed as Exhibit
                10.14 to the Registrant's Form S-1 dated April 14, 1998 (SEC
                File No. 333-46349) and incorporated herein by reference.
  10.14    --   Agreement dated January 13, 1995 between the Company and ACT
                Medical, Inc., filed as Exhibit 10.21 to the Registrant's
                Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
  10.15    --   Horizon Plastic Ports: Term Sheet dated March 18, 1997,
                filed as Exhibit 10.22 to the Registrant's Form S-1 dated
                April 14, 1998 (SEC File No. 333-46349) and incorporated
                herein by reference.
  10.16    --   Letter Agreement to Supply Agreement between CarboMedics,
                Inc. and the Company, dated February 17, 1993, as amended,
                Development Agreement, dated February 17, 1993, by and
                between CarboMedics, Inc. and the Company, as amended, and
                Equity Agreement, dated as of February 17, 1993, by and
                between CarboMedics, Inc. and the Company, as amended, filed as Exhibit 10.23 to the Registrant's Form S-1 dated April
                14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
  10.17    --   Agreement dated May 8, 1997 between the Company and Robert
                Cohen, filed as Exhibit 10.24 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and
                incorporated herein by reference.
  10.18    --   Consulting and Services Agreement dated February 1, 1996
                between the Company and Healthcare Alliance, Inc. as
                amended, filed as Exhibit 10.25 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and
                incorporated herein by reference.
  10.19    --   Second Amended License Agreement dated January 1, 1995
                between Dr. Sakharam D. Mahurkar and NeoStar Medical(R)
                Technologies, filed as Exhibit 10.26 to the Registrant's
                Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
  10.20    --   License Agreement dated July 1995 between Dr. Sakharam D.
                Mahurkar and Strato(R)/ Infusaid(TM) Inc., filed as Exhibit
                10.27 to the Registrant's Form S-1 dated April 14, 1998 (SEC
                File No. 333-46349) and incorporated herein by reference.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
- -------                           -----------------------
  10.21    --   Additional License Agreement dated January 1, 1997 between
                Dr. Sakharam D. Mahurkar and the Company, filed as Exhibit
                10.28 to the Registrant's Form S-1 dated April 14, 1998 (SEC
                File No. 333-46349) and incorporated herein by reference.
  10.22    --   Atlanta Office Purchase Agreement, filed as Exhibit 10.29 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.23    --   Employment Agreement, dated as of April 3, 1998, between
                Marshall B. Hunt and the Company, filed as Exhibit 10.30 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.24    --   Amendment, dated as of June 29, 1999, to the Employment
                Agreement, dated as of April 3, 1998, by and between the
                Company and Marshall B. Hunt, filed as Exhibit 10.2 to the
                Registrant's Form 10-Q dated August 16, 1999 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.25    --   Employment Agreement, dated as of April 3, 1998, between
                William E. Peterson, Jr. and the Company, filed as Exhibit
                10.31 to the Registrant's Form S-1 dated April 14, 1998 (SEC
                File No. 333-46349) and incorporated herein by reference.
  10.26    --   Amendment, dated as of June 29, 1999, to the Employment
                Agreement, dated as of April 3, 1998, by and between the
                Company and William E. Peterson, Jr., filed as Exhibit 10.3 to the Registrant's Form 10-Q dated August 16, 1999 (SEC
                File No. 000-24025) and incorporated herein by reference.
  10.27    --   Premier Warrant, filed as Exhibit 10.32 to the Registrant's
                Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
  10.28    --   Premier Group Purchasing Agreement, filed as Exhibit 10.33 to the Registrant's Form S-1 dated April 14, 1998 (SEC File
                No. 333-46349) and incorporated herein by reference.
  10.29    --   Amendment Number 1 to Premier Group Purchase Agreement dated
                March 1, 1999, filed as Exhibit 10.25 to the Registrant's
                Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
  10.30    --   Asset Purchase Agreement, by and among the Company and
                Norfolk Medical Products, Inc. and Michael J. Dalton dated
                June 2, 1998, filed as Exhibit 2 to the Registrant's Form
                8-K dated June 16, 1998 (SEC File No. 000-24025) and
                incorporated herein by reference.
  10.31    --   Asset Purchase Agreement, by and among the Company, Columbia
                Vital Systems, Inc., William C. Huck and R. Gregory Huck
                dated September 21, 1998, filed as Exhibit 2 to the
                Registrant's Form 8-K dated October 5, 1998 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.32    --   Asset Purchase Agreement, by and between Ideas for Medicine,
                Inc. and the Company, dated September 30, 1998, filed as
                Exhibit 2 to the Registrant's Form 8-K dated October 14,
                1998 (SEC File No. 000-24025) and incorporated herein by
                reference. Pursuant to Item 601(b) of Regulation S-K, the
                Company has omitted certain Schedules and Exhibits to the
                Asset Purchase Agreement (all of which are listed therein)
                from this Exhibit.
  10.33    --   Stock Purchase Agreement, by and among the Company, Steven
                Picheny, Howard Fuchs, Christine Selby and Stepic
                Corporation, effective October 15, 1998, filed as Exhibit 2 to the Registrant's Form 8-K dated October 30, 1998 (SEC
                File No. 000-24025) and incorporated herein by reference.
                Pursuant to Item 601(b) of Regulation S-K, the Company has
                omitted certain Schedules and Exhibits to the Stock Purchase
                Agreement (all of which are listed therein) from this
                Exhibit.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
- -------                           -----------------------
  10.34    --   Amendment One dated December 15, 1999 to the Stock Purchase
                Agreement, by and among the Company, Steven Picheny, Howard
                Fuchs, Christine Selby and Stepic Corporation, filed as
                Exhibit 10.34 to the Registrant's Form 10-K dated March 29,
                2000 (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.35    --   Manufacturing Agreement dated as of September 30, 1998 by
                and between the Company and Ideas for Medicine, Inc., filed as Exhibit 10.30 to the Registrant's Form 10-K dated March
                31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
  10.36    --   Consulting and Services Agreement dated January 1, 1999 by and between the Company and Healthcare Alliance, Inc., filed as Exhibit 10.31 to the Registrant's Form 10-K dated March
                31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
  10.37    --   Standard Form of Resolution and Agreement Engaging the
                Services of Osnos Associates, Inc. as Consultant, dated
                October 8, 2001, between the Company and Osnos Associates,
                Inc.
  10.38    --   Severance and Bonus Agreement dated November 12, 1999
                between the Company and Michael A. Crouch, filed as Exhibit
                10.1 to the Registrant's Form 10-Q dated November 15, 1999
                (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.39    --   Severance and Bonus Agreement dated November 12, 1999
                between the Company and Frank D. DeBartola, filed as Exhibit
                10.2 to the Registrant's Form 10-Q dated November 15, 1999
                (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.40    --   Severance and Bonus Agreement dated November 12, 1999
                between the Company and L. Bruce Maloy, filed as Exhibit
                10.3 to the Registrant's Form 10-Q dated November 15, 1999
                (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.41    --   Severance and Bonus Agreement dated November 12, 1999
                between the Company and Robert Singer, filed as Exhibit 10.4 to the Registrant's Form 10-Q dated November 15, 1999 (SEC
                File No. 000-24025) and incorporated herein by reference.
  10.42    --   Employment Agreement dated as of December 15, 1999 between
                Robert M. Dodge and the Company, filed as Exhibit 10.42 to the Registrant's Form 10-K dated March 29, 2000 (SEC File
                No. 000-24025) and incorporated herein by reference.
  10.43    --   Lease Agreement dated August 17, 1998 between HP Aviation,
                Inc. and the Company, filed as Exhibit 10.43 to the
                Registrant's Form 10-K dated March 29, 2000 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.44    --   Agreement dated December 22, 1998 between Marshall B. Hunt and William E. Peterson, Jr. and the Company, filed as
                Exhibit 10.44 to the Registrant's Form 10-K dated March 29,
                2000 (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.45    --   Third Amendment to Amended and Restated Credit Agreement and
                Waiver, dated as of March 29, 2000, by and among the
                Company, the Lenders referred to therein and Banc of America
                Commercial Finance Corporation, as Agent, filed as Exhibit
                10.1 to the Registrant's Form 10-Q dated May 15, 2000 (SEC
                File No. 000-24025) and incorporated herein by reference.
  10.46    --   Loan Agreement, dated as of June 6, 2000, by and among the
                Company, Marshall B. Hunt and Hunt Family Investments,
                L.L.L.P., filed as Exhibit 10.1 to the Registrant's Form
                10-Q dated August 14, 2000 (SEC File No. 000-24025) and
                incorporated herein by reference.
  10.47    --   Revolving Credit Note, dated as of July 1, 2000, by the
                Company in favor of Bank of America, N.A., filed as Exhibit
                10.2 to the Registrant's Form 10-Q dated August 14, 2000
                (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.48    --   Bridge Loan Note, dated as of July 1, 2000, by the Company in favor of Bank of America, N.A., filed as Exhibit 10.3 to the Registrant's Form 10-Q dated August 14, 2000 (SEC File
                No. 000-24025) and incorporated herein by reference.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
- -------                           -----------------------
  10.49    --   Pledge and Assignment of Note and Collateral, dated as of
                June 6, 2000, by and between the Company and Banc of America
                Commercial Finance Corporation, as Agent for the Lenders
                referred to therein, filed as Exhibit 10.4 to the
                Registrant's Form 10-Q dated August 14, 2000 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.50    --   Promissory Note, dated as of June 6, 2000, by Marshall B.
                Hunt and Hunt Family Investments, L.L.L.P. in favor of the
                Company, filed as Exhibit 10.5 to the Registrant's Form 10-Q dated August 14, 2000 (SEC File No. 000-24025) and
                incorporated herein by reference.
  10.51    --   Pledge Agreement, dated as of June 6, 2000, between Marshall
                B. Hunt and the Company, filed as Exhibit 10.6 to the
                Registrant's Form 10-Q dated August 14, 2000 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.52    --   Pledge Agreement, dated as of June 6, 2000, between Hunt
                Family Investments, L.L.L.P. and the Company, filed as
                Exhibit 10.7 to the Registrant's Form 10-Q dated August 14,
                2000 (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.53    --   Fourth Amendment to Amended and Restated Credit Agreement,
                dated as of June 6, 2000, by and among the Company, the
                Lenders referred to therein and Banc of America Commercial
                Finance Corporation, as Agent, filed as Exhibit 10.2 to the
                Registrant's Form 8-K dated August 18, 2000 (SEC File Number
                000-24025) and incorporated herein by reference.
  10.54    --   Letter Agreement, dated as of June 6, 2000, between the
                Company and Banc of America Commercial Finance Corporation,
                filed as Exhibit 10.3 to the Registrant's Form 8-K dated
                August 18, 2000 (SEC File Number 000-24025) and incorporated herein by reference.
  10.55    --   Fifth Amendment to Amended and Restated Credit Agreement and
                Waiver, dated as of August 14, 2000, by and among the
                Company, Horizon Acquisition Corp., Strato/Infusaid, Inc.,
                Stepic Corporation the Lenders referred to therein and Bank of America, as Agent, filed as Exhibit 10.1 to the
                Registrant's Form 8-K dated August 18, 2000 (SEC File Number
                000-24025) and incorporated herein by reference.
  10.56    --   Asset Purchase Agreement by and between the Company and
                Ideas for Medicine, Inc., dated October 9, 2000, filed as
                Exhibit 2.1 to the Registrant's Form 8-K, dated October 24,
                2000 (SEC File Number 000-24025) and incorporated herein by reference. Pursuant to Item 601(b) of Regulation S-K, the
                Company has omitted certain Schedules and Exhibits to the
                Asset Purchase Agreement (all of which are listed therein)
                from this Exhibit.
  10.57    --   Settlement Agreement dated March 29, 2001 between the
                Company, Steven Picheny and Howard Fuchs.
  21.1     --   Subsidiaries of the Company, filed as Exhibit 27.1 to the
                Registrant's Form 10-K dated March 31, 1999 (SEC File No.
                000-24025) and incorporated herein by reference.

(b) Reports on Form 8-K

    On October 24, 2000 the Company filed a Current Report on Form 8-K relating to the consummation of the acquisition of certain assets used in the manufacture and sale of medical devices by Ideas for Medicine, Inc., a wholly-owned subsidiary of CryoLife, Inc.

    On December 13, 2000 the Company filed an amendment to its Current Report on Form 8-K filed October 24, 2000 to discuss the omission of financial statements.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2001.

                                          HORIZON MEDICAL PRODUCTS, INC.
                                          (Registrant)

                                          By:     /s/ MARSHALL B. HUNT
                                            ------------------------------------
                                                      Marshall B. Hunt
                                              Chairman of the Board and Chief
                                                      Executive Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ MARSHALL B. HUNT                   Chairman of the Board and Chief Executive
- -----------------------------------------------------    Officer
                  Marshall B. Hunt                       (Principal Executive Officer)

            /s/ WILLIAM E. PETERSON, JR.               President and Director
- -----------------------------------------------------    (Principal Financial Officer)
              William E. Peterson, Jr.

               /s/ JULIE F. LANCASTER                  Vice President -- Finance
- -----------------------------------------------------    (Principal Accounting Officer)
                 Julie F. Lancaster

                  /s/ ROBERT COHEN                     Director
- -----------------------------------------------------
                    Robert Cohen

                 /s/ LYNN R. DETLOR                    Director
- -----------------------------------------------------
                   Lynn R. Detlor

                /s/ ROBERT J. SIMMONS                  Director
- -----------------------------------------------------
                  Robert J. Simmons

               /s/ A. GORDON TUNSTALL                  Director
- -----------------------------------------------------
                 A. Gordon Tunstall

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Horizon Medical Products, Inc. and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Horizon Medical Products, Inc. and subsidiaries (the "Company") at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The Company has established a plan to achieve sufficient liquidity during 2001. The plan is described in Notes 6 and 20 to the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
February 16, 2001, except for Notes 6, 15, 16 and 20, as to which the date is April 2, 2001.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000

                                                                  1999            2000
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,991,427    $    537,954
  Accounts receivable -- trade (net of allowance for
     doubtful accounts of $1,031,751 and $2,224,822 as of
     December 31, 1999 and 2000, respectively)..............    18,091,455      13,763,837
  Inventories...............................................    19,647,250      20,721,483
  Prepaid expenses and other current assets.................     1,262,611       1,306,043
  Income tax receivable.....................................       953,055       1,903,802
  Deferred taxes............................................     1,246,439
                                                              ------------    ------------
          Total current assets..............................    43,192,237      38,233,119
Property and equipment, net.................................     3,683,446       5,680,473
Intangible assets, net......................................    55,259,193      41,902,486
Other assets................................................       262,596         222,408
                                                              ------------    ------------
          Total assets......................................  $102,397,472    $ 86,038,486
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft............................................                  $    609,176
  Accounts payable -- trade.................................  $  5,861,935       8,897,350
  Accrued salaries and commissions..........................       203,415         178,408
  Accrued royalties.........................................       172,073          89,577
  Accrued interest..........................................       450,560         814,150
  Other accrued expenses....................................       820,227         955,229
  Current portion of long-term debt.........................     5,757,196      11,430,228
                                                              ------------    ------------
          Total current liabilities.........................    13,265,406      22,974,118
Long-term debt, net of current portion......................    44,998,709      40,597,750
Other liabilities...........................................       157,282         134,558
Deferred taxes..............................................       907,079
                                                              ------------    ------------
          Total liabilities.................................    59,328,476      63,706,426
                                                              ------------    ------------
Commitments and contingent liabilities (Notes 9, 12, 13, and
  15)
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized,
  none issued and outstanding as of December 31, 1999 and
  2000
Common stock, $.001 par value per share; 50,000,000 shares
  authorized, 13,366,278 shares issued and outstanding as of
  December 31, 1999 and 2000................................        13,366          13,366
Additional paid-in capital..................................    51,826,125      51,826,125
Shareholders' notes receivable..............................      (452,581)     (1,428,939)
Accumulated deficit.........................................    (8,317,914)    (28,078,492)
                                                              ------------    ------------
          Total shareholders' equity........................    43,068,996      22,332,060
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $102,397,472    $ 86,038,486
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                            1998          1999           2000
                                                         -----------   -----------   ------------
Net sales..............................................  $39,399,361   $75,370,657   $ 63,335,239
Cost of goods sold.....................................   19,932,953    48,010,817     46,722,112
                                                         -----------   -----------   ------------
          Gross profit.................................   19,466,408    27,359,840     16,613,127
Selling, general and administrative expenses...........   13,597,097    20,146,901     20,093,406
Impairment charge (Note 16)............................                                12,086,334
                                                         -----------   -----------   ------------
          Income (loss) from operations................    5,869,311     7,212,939    (15,566,613)
                                                         -----------   -----------   ------------
Other income (expense):
  Interest expense, net................................   (3,103,222)   (4,140,134)    (5,296,852)
  Other income.........................................       46,262        99,038         31,703
                                                         -----------   -----------   ------------
                                                          (3,056,960)   (4,041,096)    (5,265,149)
                                                         -----------   -----------   ------------
          Income (loss) before income taxes and
            extraordinary items........................    2,812,351     3,171,843    (20,831,762)
Income tax provision (benefit).........................    1,780,649     1,506,625     (1,071,184)
                                                         -----------   -----------   ------------
          Income (loss) before extraordinary items.....    1,031,702     1,665,218    (19,760,578)
Extraordinary gain on early extinguishment of put
  feature (Note 9).....................................    1,100,000
Extraordinary losses on early extinguishments of debt,
  net of income tax benefit of $53,330 (Notes 6 and
  13)..................................................      (83,414)
                                                         -----------   -----------   ------------
          Net income (loss)............................  $ 2,048,288   $ 1,665,218   $(19,760,578)
                                                         ===========   ===========   ============
Net income (loss) per share before extraordinary
  items -- basic and diluted...........................  $       .08   $       .12   $      (1.48)
                                                         ===========   ===========   ============
Net income (loss) per share -- basic and diluted.......  $       .17   $       .12   $      (1.48)
                                                         ===========   ===========   ============
Weighted average common shares outstanding -- basic....   12,187,070    13,366,278     13,366,278
                                                         ===========   ===========   ============
Weighted average common shares outstanding --diluted...   12,412,394    13,372,571     13,366,278
                                                         ===========   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                               NUMBER               ADDITIONAL    SHAREHOLDERS'
                                 OF       COMMON      PAID-IN         NOTES        ACCUMULATED
                               SHARES      STOCK      CAPITAL       RECEIVABLE       DEFICIT         TOTAL
                             ----------   -------   -----------   --------------   ------------   ------------
Balance, December 31,
  1997.....................   9,419,450   $ 9,419   $ 1,270,771    $  (398,525)    $(12,031,420)  $(11,149,755)
Issuance of common stock...   3,120,950     3,121    39,907,591                                     39,910,712
Net increase in
  shareholders' notes
  receivable...............                                            (27,028)                        (27,028)
Contributed services (Note
  12)......................                              91,250                                         91,250
Consulting services (Note
  12)......................      45,328        45       657,211                                        657,256
Exercise of warrants.......     780,550       781          (698)                                            83
Extinguishment of put
  feature (Note 9).........                           9,900,000                                      9,900,000
Net income.................                                                           2,048,288      2,048,288
                             ----------   -------   -----------    -----------     ------------   ------------
Balance, December 31,
  1998.....................  13,366,278    13,366    51,826,125       (425,553)      (9,983,132)    41,430,806
Net increase in
  shareholders' notes
  receivable...............                                            (27,028)                        (27,028)
Net income.................                                                           1,665,218      1,665,218
                             ----------   -------   -----------    -----------     ------------   ------------
Balance, December 31,
  1999.....................  13,366,278    13,366    51,826,125       (452,581)      (8,317,914)    43,068,996
Net increase in
  shareholders' notes
  receivable...............                                           (976,358)                       (976,358)
Net loss...................                                                         (19,760,578)   (19,760,578)
                             ----------   -------   -----------    -----------     ------------   ------------
Balance, December 31,
  2000.....................  13,366,278   $13,366   $51,826,125    $(1,428,939)    $(28,078,492)  $ 22,332,060
                             ==========   =======   ===========    ===========     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                            1998          1999           2000
                                                        ------------   -----------   ------------
Cash flows from operating activities:
  Net income (loss)...................................  $  2,048,288   $ 1,665,218   $(19,760,578)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Loss on disposal of fixed assets.................                       4,750         83,850
     Extraordinary losses on early extinguishments of
       debt...........................................       136,744
     Extraordinary gain on early extinguishment of put
       feature........................................    (1,100,000)
     Depreciation expense.............................       487,674       766,063        902,086
     Amortization expense.............................     1,787,964     2,907,011      2,870,373
     Amortization of discount.........................     1,266,319                       40,460
     Impairment charge................................                                 12,086,334
     Deferred income taxes, net change................       200,330       359,956        339,360
     Non-cash officer compensation....................        91,250
     Non-cash consulting expense......................       657,256
     Non-cash increase in notes
       receivable -- shareholders.....................       (27,028)      (27,028)       (76,358)
     Changes in operating assets and liabilities, net:
       Accounts receivable -- trade...................    (4,436,228)   (1,165,968)     4,327,618
       Inventories....................................    (4,718,470)     (440,172)     1,956,662
       Prepaid expenses and other assets..............     1,221,005       474,344         71,587
       Income tax receivable/payable..................       933,747    (2,296,528)      (950,747)
       Accounts payable -- trade......................     5,201,530    (3,913,485)     3,035,415
       Accrued expenses and other liabilities.........    (4,483,751)     (748,230)       (68,898)
                                                        ------------   -----------   ------------
          Net cash provided by (used in) operating
            activities................................      (733,370)   (2,414,069)     4,857,164
                                                        ------------   -----------   ------------
Cash flows from investing activities:
  Capital expenditures................................    (1,845,561)     (369,339)      (385,297)
  Short-term bridge loan to shareholder...............                                   (900,000)
  Change in other nonoperating assets, net............      (120,666)      (84,159)
  Payment for acquisitions, net of cash acquired......   (36,120,798)   (1,400,000)
                                                        ------------   -----------   ------------
          Net cash used in investing activities.......   (38,087,025)   (1,853,498)    (1,285,297)
                                                        ------------   -----------   ------------
Cash flows from financing activities:
  Debt issue costs....................................      (293,916)
  Cash overdraft......................................                                    609,176
  Proceeds from issuance of long-term debt............    41,812,039     2,906,000     20,745,642
  Principal payments on long-term debt................   (27,305,465)   (2,879,221)   (26,380,158)
  Payment of acquired debt............................   (10,000,000)
  Payment of non-compete and consulting agreements....    (1,964,767)
  Proceeds from issuance of common stock..............    39,910,712
  Proceeds from exercise of warrants..................            83
                                                        ------------   -----------   ------------
          Net cash provided by (used in) financing
            activities................................    42,158,686        26,779     (5,025,340)
                                                        ------------   -----------   ------------
          Net increase (decrease) in cash and cash
            equivalents...............................     3,338,291    (4,240,788)    (1,453,473)
Cash and cash equivalents, beginning of year..........     2,893,924     6,232,215      1,991,427
                                                        ------------   -----------   ------------
Cash and cash equivalents, end of year................  $  6,232,215   $ 1,991,427   $    537,954
                                                        ============   ===========   ============
Supplemental disclosure of cash flow information:
  Cash paid for interest..............................  $  1,335,405   $ 4,001,207   $  4,357,778
                                                        ============   ===========   ============
  Cash paid for taxes, net of cash refunds received...  $    587,019   $ 3,536,799   $   (241,593)
                                                        ============   ===========   ============

See Notes 14 and 15 for additional supplemental disclosures of cash flow information.

  The accompanying notes are an integral part of these consolidated financial statements.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

1. DESCRIPTION OF BUSINESS

     Horizon Medical Products, Inc., including its subsidiaries, (the "Company"), headquartered in Manchester, Georgia, is a specialty medical device company focused on manufacturing and marketing vascular access products. The Company manufactures, markets and distributes three product categories: (i) implantable vascular access ports, tunneled catheters and stem cell transplant catheters, which are used primarily in cancer treatment protocols for the infusion of highly concentrated toxic medications (such as chemotherapy agents, antibiotics or analgesics) and blood samplings; (ii) acute and chronic hemodialysis catheters, which are used primarily in treatments of patients suffering from renal failure; and (iii) embolectomy catheters and carotid shunts, utilizing the Company's balloon technology for endarectomy procedures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies utilized in the consolidated financial statements which were prepared in accordance with accounting principles generally accepted in the United States of America.

     Principles of Consolidation. The consolidated financial statements and notes thereto include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Revenue Recognition. Revenue from product sales is recognized upon shipment to customers, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Provisions for discounts, rebates to customers, returns and other adjustments are provided for in the period the related sales are recorded.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Cash Overdraft. As further discussed in Note 6, the Company's lender has instituted a sweep arrangement related the Company's lockbox. As a result of maintaining the sweep arrangement with its lender, the Company maintains a zero cash balance, resulting in book cash overdrafts. Such overdrafts are included in current liabilities.

     Inventories. Purchased finished goods are stated at the lower of cost or market using the specific identification method for determining cost. Raw materials, work in process, and manufactured ports and catheters are stated at the lower of average cost or market using the first-in, first-out method for determining costs.

     Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred; betterments that materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the related gain or loss on such dispositions is recognized currently. Depreciation is calculated using the straight-line method or double declining balance method over the estimated useful lives of the property and equipment. The lives of the assets range from five to seven years for equipment, five to ten years for improvements, and primarily 31.5 years for buildings. Property and equipment acquired under capital lease agreements are carried at cost less accumulated depreciation. These assets are depreciated in a manner consistent with the Company's depreciation policy for purchased assets.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     Intangible Assets. Goodwill, the excess of purchase price over the fair value of net assets acquired in purchase transactions, is being amortized on a straight-line basis over periods ranging from 15 to 30 years. Amounts paid or accrued for non-compete and consulting agreements are amortized using the straight-line method over the term of the agreements. Patents are amortized on a straight-line basis over the remaining lives of the related patents at the date of acquisition, which range from 12 to 15 years. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the estimated term of the related debt issues.

     Long-Lived Assets. The Company evaluates long-lived assets and certain identifiable intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on undiscounted future projected cash flows of the asset or asset group. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the assets. Fair value is generally determined by discounting future projected cash flows of the asset or asset group under review.

     In accordance with Accounting Principles Board Opinion ("APB") No. 17, Intangible Assets, the recoverability of goodwill not identified with assets subject to an impairment loss is reviewed for impairment, on an acquisition by acquisition basis, whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future discounted cash flows for the applicable acquisition. The Company believes this discounted cash flow approach approximates fair market value. During the year ended December 31, 2000, the Company recognized such a loss related to the write down of certain assets (see Note 16). There were no such losses recognized during the years ended December 31, 1998 and 1999.

     Research and Development. Research and development costs are charged to expense as incurred and were approximately $412,000 during the year ended December 31, 1998. The Company did not incur research and development costs during the years ended December 31, 1999 or 2000.

     Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

     The amounts recognized are based on enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under the provisions of APB No. 25, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. An award to employees which requires or can compel the Company to settle such award in cash (such as stock appreciation rights) is accounted for as a liability. The amount of the liability for such an award is measured each period based on the settlement value with changes in such value recorded as compensation cost over the service period.

     Stock based transactions with other than employees are measured at fair value and are reported as expense or an exchange of assets, as appropriate, under the provisions of SFAS No. 123.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

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

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133. SFAS No. 133, as amended by SFAS No. 138, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not hold derivative instruments or engage in hedging activities other than the interest rate cap discussed in Note 6, which expired on October 2, 2000.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101, as amended in March 2000 and June 2000, and believes its existing accounting policies are consistent with the guidance provided in the SAB.

3. INVENTORIES

     A summary of inventories as of December 31 is as follows:

                                                               1999           2000
                                                            -----------    -----------
Raw materials.............................................  $ 5,551,390    $ 4,013,959
Work in process...........................................    3,943,563      3,706,925
Finished goods............................................   11,260,057     17,805,996
                                                            -----------    -----------
                                                             20,755,010     25,526,880
  Less inventory reserves.................................   (1,107,760)    (4,805,397)
                                                            -----------    -----------
                                                            $19,647,250    $20,721,483
                                                            ===========    ===========

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

     A summary of property and equipment as of December 31 is as follows:

                                                               1999           2000
                                                            -----------    -----------
Building and improvements.................................  $ 2,088,198    $ 4,266,555
Office equipment..........................................    1,661,225      1,891,362
Plant equipment...........................................    1,433,536      1,895,275
Transportation equipment..................................      145,287        131,560
                                                            -----------    -----------
                                                              5,328,246      8,184,752
  Less accumulated depreciation...........................   (1,644,800)    (2,504,279)
                                                            -----------    -----------
                                                            $ 3,683,446    $ 5,680,473
                                                            ===========    ===========

     As of December 31, 1999 and 2000, the Company had capitalized computer software costs of approximately $149,000 and $117,000, respectively. Depreciation expense associated with capitalized computer software costs was approximately $26,700, $55,000, and $6,600 during each of the three years in the period ended December 31, 2000, respectively.

5. INTANGIBLE ASSETS

     A summary of intangible assets as of December 31 is as follows:

                                                               1999           2000
                                                            -----------    -----------
Goodwill..................................................  $49,590,643    $37,924,276
Patents...................................................    8,284,656      8,218,000
Non-compete and consulting agreements.....................    2,100,592      2,100,592
Debt issuance costs.......................................      297,917        297,917
Other.....................................................      449,286        368,253
                                                            -----------    -----------
                                                             60,723,094     48,909,038
  Less accumulated amortization...........................   (5,463,901)    (7,006,552)
                                                            -----------    -----------
                                                            $55,259,193    $41,902,486
                                                            ===========    ===========

     The expected amortization charges related to these intangible assets are as follows for the years ended December 31:

2001........................................................  $ 2,299,552
2002........................................................    2,218,227
2003........................................................    1,958,228
2004........................................................    1,929,459
2005........................................................    1,876,374
Thereafter..................................................   31,620,646
                                                              -----------
                                                              $41,902,486
                                                              ===========

6. LONG-TERM DEBT

     The Company maintains a $50 million amended and restated credit facility (the "Credit Facility") with Bank of America, N.A. (Bank of America), successor to Banc of America Commercial Finance Corporation, formerly known as NationsCredit which is used for working capital purposes (the "Working Capital Loans") and to fund acquisitions (the "Acquisition Loans"). The Credit Facility provides for a sublimit, as of December 31, 2000, of $10 million as it relates to the Working Capital Loans. The Working Capital Loans

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES and the Acquisition Loans are collectively referred to herein as the Revolving Credit Loans. The availability of funds under the Acquisition Loans terminated on May 26, 2000, and the Credit Facility expires on July 1, 2004. In addition, the Company had outstanding standby letters of credit of $4,800,000 and $2,544,000 as of December 31, 1999 and 2000, respectively. These letters of credit, which have terms through January 2002, collateralize the Company's obligations to third parties in connection with an acquisition (See Note 15).

     Effective June 6, 2000, the Credit Facility was amended to provide for a short-term bridge loan (the "Bridge Loan") to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund a short-term bridge loan to the Company's Chairman of the Board, Chief Executive Officer, and largest shareholder (the "CEO") (the "Shareholder Bridge Loan") (see Note 12).

     Amounts outstanding under the Acquisition Loans are payable in 16 quarterly installments beginning October 1, 2000 in amounts representing 6.25% of the principal amounts outstanding on the payment due dates. Amounts outstanding under the Working Capital Loans are due on July 1, 2004. The Bridge Loan, including accrued interest, was due on August 30, 2000. As of December 31, 1999 and 2000, $5,500,000 and $2,561,661, respectively, was outstanding under the Working Capital Loans and $39,476,264 and $39,443,039, respectively, was outstanding under the Acquisition Loans. No funds were available for borrowing under the Credit Facility as of December 31, 2000, except as may be available under the sweep arrangement (see below).

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

     As of December 31, 2000, the Company is in default under its Credit Facility. The defaults result from the Company's failure to make the first principal payment due under the Credit Facility in October 2000, the failure to repay the Bridge Loan in August 2000, and violations of certain of the Company's financial covenants.

     Effective March 30, 2001, the Company entered into a Forbearance Agreement, as amended, with Bank of America wherein Bank of America will forbear from exercising its rights and remedies allowed under the Credit Facility due to the defaults until March 31, 2002 or upon earlier termination as defined in the Forbearance Agreement (the Termination Date). The period from March 30, 2001 through the Termination Date is defined as the Forbearance Period. The Forbearance Agreement provides for the monthly payment, during the Forbearance Period, of interest based on the Bank of America prime rate plus 2.5% per annum and principal payments of $135,000 beginning on May 15, 2001 and a payment of Excess Cash Flow, as defined, on the ninetieth day following the last day of each fiscal year. In addition, the Forbearance Agreement requires an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company's sale of IFM (see Note
16). The Forbearance Agreement further requires payments of $300,000 each on the Bridge Loan on May 31, 2001, August 31, 2001, and November 30, 2001 and adjusts certain of the financial ratio covenants. The Forbearance Agreement also provides for a forbearance and restructuring fee of $10,000 plus related expenses and interest at the rate then in effect plus 6% upon a Termination Event, as defined in the Forbearance Agreement.

     In connection with the Forbearance Agreement, the Company issued a warrant to Bank of America to acquire common shares equal to 3% of the Company's total shares for $.05 per share. The warrant is exercisable by Bank of America during a three year period without regard to the status of the Credit Facility or the Bridge Loan. The Company will record the estimated fair value of the warrant as of March 30, 2001 of approximately $260,000, determined using the Black-Scholes Model (using weighted average assumptions as

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES follows: dividend yield of 0%, expected life of five years, expected volatility of 107.6% and a risk free interest rate of 4.44%) as a deferred cost and will amortize the deferred cost over the Forbearance Period.

     The Forbearance Agreement also requires the Company to hire on or before June 30, 2001 a new chief operating officer, restricts the repayment of principal debt to junior lien holders, as defined, and either i) sell the assets of the Ideas for Medicine product line (IFM) or ii) obtain an agreement from the seller of the IFM product line to defer all payments under the related promissory note (see below) through the Termination Date. (See Notes 15 and 16)

     The Forbearance Agreement amends the Credit Facility such that the Working Capital Loans shall not exceed the least of i) the Working Capital Sublimit of $10 million, as reduced due to the sale of IFM (see Note 16) as defined; ii) an amount equal to the Borrowing Base, as defined; and iii) the Revolving Credit Commitment, as defined, then in effect.

     As permitted under the Credit Facility and Bridge Loan documents, Bank of America has instituted a sweep arrangement whereby funds collected in the Company's lockbox accounts are swept periodically into a Bank of America account and applied against the outstanding loan under the Credit Facility. The financial institutions which hold such accounts have been notified by Bank of America that such lockbox arrangements have been instituted, and the Company's as well as its subsidiaries' right to withdraw, transfer or pay funds from the accounts has been terminated. The Company periodically will apply to receive additional loans under the Working Capital Loans under the Credit Facility to the extent such loan has been paid down under the lockbox arrangement.

     Effective March 29, 2000, the Credit Facility, bears interest, at the option of the Company, at the Index Rate or adjusted LIBOR, as defined in the agreement, plus an applicable margin ranging from 3.50% to 4.50%. Through June 30, 1999, the Credit Facility bore interest, at the option of the Company, at the Index Rate, as defined in the agreement, plus 3.25%; adjusted LIBOR, as defined in the agreement, plus 3.25%; or Bank of America's prime rate plus .5%. Effective July 1, 1999, the Credit Facility bore interest, at the option of the Company, at the Index Rate plus an applicable margin ranging from 3.50% to 4.00%; adjusted LIBOR plus an applicable margin ranging from 3.50% to 4.00%; or Bank of America's prime rate plus an applicable margin ranging from 0.75% to 1.25%. The applicable margin applied is based on the Company's leverage ratio, as defined in the agreement. As of December 31, 1999 and 2000, the Company's interest rate on the Credit Facility is based on the Index Rate with a resulting rate of approximately 9.5% and 11%, respectively. The Bridge Loan bears interest, at the option of the Company, at the Index Rate or Adjusted LIBOR, as defined in the Bridge Loan documents, plus 4.5%. As of December 31, 2000, the Company's interest rate on the Bridge Loan is based on the Index Rate with a resulting rate of approximately 11.32%. The default interest rate under the Credit Facility and the Bridge Loan is equal to the otherwise applicable interest rate plus 2%. No default interest rates have been charged relating to the defaults discussed above.

     The Company's interest rate cap agreement with Bank of America expired in October 2000. The Company utilized the interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt. The interest rate cap agreement entitled the Company to receive from Bank of America the amounts, if any, by which the floating rate, as defined in the agreement, exceeded the strike rates (or cap rates) stated in the agreement. As of December 31, 1999, the Company had an interest rate cap with a notional amount of $11,062,500. Under this agreement, the interest rate on the notional amount was capped at 8.8%. The Company has received no payments from Bank of America under the interest rate cap agreement during the three years in the period ended December 31, 2000.

     The Credit Facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .375% per annum, as well as a letter of credit fee payable quarterly, in arrears, at a rate of 2% per annum. Both fees are based on a defined calculation in the agreement. In addition, the Credit Facility requires an administrative fee in the amount of $30,000 to be paid annually.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     The Company's obligations under the Credit Facility are collateralized by liens on substantially all of the Company's assets, including inventory, accounts receivable and general intangibles as well as a pledge of the stock of the Company's subsidiaries. The Company's obligations under the Credit Facility are also guaranteed individually by each of the Company's subsidiaries (the "Guarantees"). The obligations of such subsidiaries under the Guarantees are collateralized by liens on substantially all of their respective assets, including inventory, accounts receivable and general intangibles. The Company's obligation under the Bridge Loan is collateralized by the pledge of 2,813,943 shares of the Company's common stock beneficially owned by the Company's CEO, and by the collateral previously pledged by the Company to Bank of America under the Credit Facility.

     The Company's Credit Facility contains certain restrictive covenants that require minimum net worth and EBITDA thresholds as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. As of December 31, 2000, the Company has violated certain of these financial covenants and, as a result, is in default under its Credit Facility. In addition, the Company is also in default under its Credit Facility as a result of not making its principal payment of approximately $2.5 million due October 1, 2000, as well as non-payment of the Bridge Loan that was due on August 30, 2000. Revised restrictive covenants for the Forbearance Period have been set in the Forbearance Agreement.

     As of December 31, long-term debt consists of the following:

                                                                 1999          2000
                                                              -----------   -----------
Credit Facility, including acquisition obligations supported
  by letters of credit......................................  $49,776,264   $45,448,700
Note payable for the purchase of IFM, less unamortized
  discount of $411,380 as of December 31, 2000 (see
  below)....................................................                  5,286,045
Obligation for the purchase of CVS, due in September 2000...      225,000
Notes payable for the first additional Stepic purchase
  payment, bearing interest at a fixed rate of 11%, interest
  and principal payable through April 2000..................      633,464
Notes payable for the second additional Stepic purchase
  payment, bearing interest at a fixed rate of 11%, interest and principal payable through February 2002 (see Note
  15).......................................................                  1,161,042
Miscellaneous notes payable, bearing interest at fixed rates ranging from .90% to 8.25%, requiring monthly payments of
  principal and interest, and maturing at various dates
  through January 2004......................................       48,844        49,891
Miscellaneous capital lease obligations for office
  equipment, requiring monthly payments ranging from $133 to
  $2,729, bearing interest at rates ranging from 7.65% to
  9.25%, and maturing at various dates through 2004. These
  obligations are collateralized by equipment with a net
  book value of approximately $110,000 and $102,600 as of
  December 31, 1999 and 2000, respectively..................       72,333        82,300
                                                              -----------   -----------
                                                               50,755,905    52,027,978
Less current portion........................................    5,757,196    11,430,228
                                                              -----------   -----------
                                                              $44,998,709   $40,597,750
                                                              ===========   ===========

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     Future maturities of long-term debt are as follow for the years ended December 31:

2001........................................................  $11,430,228
2002........................................................   40,956,891
2003........................................................       29,248
2004........................................................       22,991
                                                              -----------
                                                               52,439,358
  Less unamortized discount.................................     (411,380)
                                                              -----------
                                                              $52,027,978
                                                              ===========

     The table above gives consideration to the terms of the Forbearance Agreement.

     As discussed in Note 13, the Company entered into a promissory note (the "Note") on October 9, 2000 in connection with the purchase of certain assets from IFM. The Note is payable in 22 equal monthly installments of principal and interest of $140,000 and a $1 million payment upon the earlier of April 3, 2001 or the closing of an equity financing, as described in the related asset purchase agreement. The Note consists of a portion, equal to approximately $3.9 million, which bears interest at 9% per year, and a non-interest bearing portion of approximately $2.1 million. If the $1 million payment under the Note is made when due, and no other defaults exist under the Note, then $1 million of the non-interest bearing portion of the Note will be forgiven. In addition, at such time as the principal balance has been paid down to $1.145 million and assuming that there have been no defaults under the Note, the remainder of the Note will be forgiven, and the Note will be canceled. Subsequent to December 31, 2000, the Company sold the assets of IFM (see Note 16). In connection with the sale, the Buyer assumed the Note. Accordingly, the Note as been classified in 2001 in the above debt payout schedule.

     During the year ended December 31, 1997, the Company issued a warrant to Bank of America in connection with its 1997 Credit Facility to acquire shares of non-voting Class B common stock of the Company, which then represented 15% of the outstanding common shares of the Company. The warrant, which included a put feature (see Note 9), was exercisable at $.0l per share pursuant to the warrant agreement and was to expire on July 15, 2007.

     In April 1998, all amounts outstanding under the Company's 1997 Credit Facility and certain other long term debt were paid off with the proceeds from the Company's initial public offering ("IPO") of its common stock (see Note 8). As a result, the Company recorded an extraordinary loss on the early extinguishment of debt of $15,711, net of income tax benefit of $10,045. Bank of America exercised its warrants immediately prior to the IPO and sold the related shares in the offering as well.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

7. INCOME TAXES

     The components of the income tax provision (benefit) consist of the following for the years ended December 31:

                                                       1998         1999         2000
                                                    ----------   ----------   -----------
Current:
  Federal.........................................  $1,301,484   $  732,556   $(1,410,544)
  State...........................................     278,835      251,427
                                                    ----------   ----------   -----------
                                                     1,580,319      983,983    (1,410,544)
Deferred tax provision (benefit)..................     200,330      522,642    (7,255,717)
                                                    ----------   ----------   -----------
                                                     1,780,649    1,506,625    (8,666,261)
Change in valuation allowance.....................                              7,595,077
                                                    ----------   ----------   -----------
Income tax provision (benefit) before
  extraordinary items.............................   1,780,649    1,506,625    (1,071,184)
Income tax benefit of extraordinary items.........     (53,330)
                                                    ----------   ----------   -----------
                                                    $1,727,319   $1,506,625   $(1,071,184)
                                                    ==========   ==========   ===========

     Deferred tax assets and liabilities as of December 31, 1999 and 2000 are comprised of the following:

                                                                 1999         2000
                                                              ----------   -----------
Gross deferred tax assets:
  Allowance for doubtful accounts and returns...............  $  433,748   $   935,315
  Inventory and inventory reserve...........................     812,691     2,249,736
  Basis differences of intangible assets....................                 5,730,083
  Basis differences of property and equipment...............                    62,525
  State net operating losses................................                   433,497
                                                              ----------   -----------
          Gross deferred tax assets.........................   1,246,439     9,411,156
                                                              ----------   -----------
Gross deferred tax liabilities:
  Basis differences of intangible assets....................    (798,008)   (1,779,591)
  Basis differences of property and equipment...............    (109,071)      (36,488)
                                                              ----------   -----------
          Gross deferred tax liabilities....................    (907,079)   (1,816,079)
                                                              ----------   -----------
  Valuation allowance for net deferred tax assets...........                (7,595,077)
                                                              ----------   -----------
          Net deferred tax assets...........................  $  339,360   $
                                                              ==========   ===========

     The Company has net operating losses (NOL) for state income tax reporting purposes of approximately $4,148,000. These NOLs have expiration dates through fiscal year 2020.

     A valuation allowance has been recorded against all deferred tax assets as of December 31, 2000 as the Company believes that it is more likely than not that the net deferred tax assets will not be realized through carrybacks to years in which it paid tax or through future taxable income.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     The provision (benefit) for income taxes differs from the amount which would be computed by applying the federal statutory rate of 34% to income (loss) before income taxes and extraordinary items as indicated below:

                                                       1998         1999         2000
                                                    ----------   ----------   -----------
Income tax provision (benefit) at statutory
  federal income tax rate.........................  $  956,199   $1,078,426   $(7,082,799)
Increase (decrease) resulting from:
  Non-deductible meals and entertainment
     expense......................................      39,282       38,110        42,635
  State income taxes..............................     208,052      253,952    (1,762,147)
  Non-deductible interest and accretion of put
     warrant repurchase obligation................     396,667
  Non-deductible amortization of goodwill.........     136,309      136,137       136,050
  Non-deductible officer compensation.............      31,025
  Change in valuation allowance...................                              7,595,077
  Other, net......................................      13,115
                                                    ----------   ----------   -----------
          Income tax provision (benefit) before
            extraordinary items...................  $1,780,649   $1,506,625   $(1,071,184)
                                                    ==========   ==========   ===========

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

9. COMMON STOCK WARRANTS

     As discussed in Note 6, in connection with the 1997 Credit Facility, the Company issued a warrant to Bank of America to acquire shares of non-voting Class B common stock, representing 15% of outstanding shares. The warrant also contained a put feature that allowed the holder to put the warrant to the Company for cash at an amount calculated as the greater of several financial tests and at dates which varied as to actions of the Company, the earliest of which was repayment of the associated debt or July 15, 2001. Further, the related warrant contained antidilution provisions. Effective January 29, 1998, Bank of America and the Company amended the warrant agreement such that Bank of America's right to put the warrant to the Company for cash was rescinded. This rescission constituted a forgiveness of the put obligation estimated at $1,100,000 which was recorded as an extraordinary gain at the date of rescission, and the net recorded value of the warrant of $9,900,000 was reclassed to additional paid-in capital. Bank of America exercised all of its warrants immediately prior to the IPO and sold the related shares in the offering. As a result, there are no remaining outstanding warrants with Bank of America.

     In connection with the Premier Purchasing Partners, L.P. ("Premier") Agreement discussed in Note 12, the Company entered into a related warrant agreement during 1998 with Premier (the "Warrant Agreement") pursuant to which the Company has granted Premier a warrant to acquire up to 500,000 shares of the Company's common stock for $14.50 per share. Shares of common stock issuable under such warrant will vest annually in increments of 100,000 only upon the achievement of certain specified minimum annual sales (the "Minimum Annual Sales Targets") and/or minimum cumulative sales (the "Cumulative Sales Targets") of the Company's products to participating Premier hospitals. The vesting of the warrant will automatically accelerate in any given year in the event that both the Minimum Annual Sales Targets and Cumulative Sales Targets with respect to such year are achieved. The right to purchase shares of the Company's common stock

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES under the Warrant Agreement vesting at the end of the first year of the Warrant Agreement (June 30, 1999) if earned, will become exercisable on the third anniversary of such date. Rights vesting in subsequent years will become exercisable one year after their respective vesting dates. All unexercised warrants will expire on the fifth anniversary of their respective vesting dates. No warrants have been earned under the Warrant Agreement, and none of these warrants is vested or exercisable as of December 31, 2000. The Company will record the estimated fair value of the warrant and related expense as the warrant is earned, as previously discussed, in accordance with SFAS No. 123.

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

     Transactions under the SAR Plan are summarized as follows:

Outstanding, January 1, 1998 (at $1.00 per unit)............  $ 99,600
  Canceled..................................................   (99,600)
                                                              --------
December 31, 1998...........................................  $
                                                              ========

     In conjunction with the Company's IPO, options for 144,100 shares of common stock, including the 84,100 SAR Conversion Options, were granted at $14.50 per share. The options generally become exercisable over periods ranging from three to four years, except for 10,000 options granted that vested immediately, and expire ten years from the grant date.

     During 1998, the Company's Board of Directors approved the Stock Incentive Plan for key employees and outside directors (the "Incentive Plan") which provides for the grant of incentive stock options, restricted stock, stock appreciation rights, or a combination thereof, as determined by the Compensation Committee of the Board of Directors. Only non-incentive stock options may be granted to outside directors under the Incentive Plan. Under the Incentive Plan, 500,000 shares of the Company's common stock have been reserved for issuance. During 2000, the Company amended the Incentive Plan to increase the number of shares authorized and reserved for issuance under the Incentive Plan to 800,000. In addition in February 2001, the Board of Directors of the Company approved an increase in the number of shares authorized and reserved for issuance under the Incentive Plan to 1,400,000, subject to shareholder approval. Options under the Incentive Plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted.

     Transactions under the Incentive Plan are summarized as follows:

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                                                                          WEIGHTED
                                                                            RANGE OF      AVERAGE
                                                            NUMBER OF       EXERCISE      EXERCISE
                                                             OPTIONS         PRICES        PRICE
                                                            ---------   ----------------  --------
Options outstanding, January 1, 1998
  Granted.................................................   196,700    $1.875 - $15.50   $13.80
  Cancelled...............................................   (11,850)   $1.875 - $14.625  $ 9.97
                                                            --------
Options outstanding, December 31, 1998....................   184,850    $1.875 - $15.50   $14.04
  Granted.................................................   269,275    $2.688 - $ 7.00   $ 4.808
  Cancelled...............................................   (92,850)   $1.875 - $14.625  $ 6.33
                                                            --------
Options outstanding, December 31, 1999....................   361,275    $1.875 - $15.50   $ 9.14
  Granted.................................................   456,000    $0.440 - $ 2.125  $ 0.637
  Cancelled...............................................  (115,950)   $1.875 - $14.625  $ 9.473
                                                            --------
Options outstanding, December 31, 2000....................   701,325    $0.440 - $15.50   $ 3.557
                                                            ========

     The weighted average fair value of options granted during the three years in the period ended December 31, 2000 was $12.38, $3.63 and $0.54, respectively.

     The following table summarizes information about options outstanding as of December 31, 2000.

                                       OPTIONS OUTSTANDING
- --------------------------------------------------------------------------------------------------
                                              NUMBER           WEIGHTED AVERAGE          NUMBER
EXERCISE PRICE                              OUTSTANDING   REMAINING CONTRACTUAL LIFE   EXERCISABLE
- --------------                              -----------   --------------------------   -----------
$14.500...................................     94,250                7.67                 52,125
$15.500...................................     10,000                7.67                  6,667
$14.625...................................      3,200                7.67                  1,600
$13.750...................................      6,300                7.58                  3,150
$ 9.250...................................      5,000                7.33                  2,500
$ 1.875...................................      2,000                7.17                  1,000
$ 7.000...................................     18,000                8.04                  4,560
$ 7.375...................................      2,000                8.07                    500
$ 6.250...................................      8,575                8.14                  2,149
$ 4.063...................................     22,000                8.07                  5,500
$ 3.375...................................     24,000                8.92                  8,000
$ 2.688...................................     50,000                8.97                 12,500
$ 1.738...................................     25,000                9.30
$ 2.125...................................     30,000                9.33
$ 1.625...................................      1,000                9.54
$ 0.500...................................     10,000                9.91
$ 0.440...................................    390,000                9.95
                                              -------                                    -------
                                              701,325                                    100,251
                                              =======                                    =======

     The Company applies APB No. 25 and related interpretations in accounting for the Incentive Plan. Accordingly, no compensation expense has been recognized by the Company for fixed stock option awards under the Incentive Plan. Had compensation expense for the Company's Incentive Plan been determined based on the fair value at the grant dates for awards under the Incentive Plan consistent with the method of

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                  1998          1999           2000
                                               ----------    ----------    ------------
Net income (loss):
  As reported................................  $2,048,288    $1,665,218    $(19,760,578)
  Pro forma..................................  $1,798,423    $1,235,470    $(20,148,569)
Net income (loss) per share -- basic and
  diluted:
  As reported................................  $     0.17    $     0.12    $      (1.48)
  Pro forma..................................  $     0.15    $     0.09    $      (1.51)

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

     The Company elected to use the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following weighted average assumptions were used to derive the fair values:

                                                             1998     1999      2000
                                                            ------    -----    ------
Dividend yield............................................       0%       0%        0%
Expected life (years).....................................       7        7         7
Expected volatility.......................................  114.00%   97.10%   107.60%
Risk free interest rate...................................    5.54%    5.15%     5.40%

11. EARNINGS (LOSS) PER SHARE

     A summary of the calculation of basic and diluted earnings per share ("EPS") for the years ended December 31, 1998, 1999, and 2000 is as follows:

                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                             ---------------------------------------
                                                             NET INCOME       SHARES       PER SHARE
                                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                             -----------   -------------   ---------
EPS -- basic...............................................  $2,048,288     12,187,070       $0.17
Effect of dilutive common shares:
  Stock options............................................                    225,241
  Warrants.................................................                         83
                                                             ----------     ----------       -----
          EPS diluted......................................  $2,048,288     12,412,394       $0.17
                                                             ==========     ==========       =====

                                                              FOR THE YEAR ENDED DECEMBER 31, 1999
                                                             ---------------------------------------
                                                             NET INCOME       SHARES       PER SHARE
                                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                             -----------   -------------   ---------
EPS -- basic...............................................  $1,665,218     13,366,278       $0.12
Effect of dilutive common shares:
  Stock options............................................                      6,293
                                                             ----------     ----------       -----
          EPS diluted......................................  $1,665,218     13,372,571       $0.12
                                                             ==========     ==========       =====

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                           ----------------------------------------
                                                             NET LOSS        SHARES       PER SHARE
                                                           (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                           ------------   -------------   ---------
EPS -- basic.............................................  $(19,760,578)   13,366,278      $(1.48)
                                                           ------------    ----------      ------
          EPS diluted....................................  $(19,760,578)   13,366,278      $(1.48)
                                                           ============    ==========      ======

     The EPS impact of the extraordinary items for the year ended December 31, 1998 is approximately $.09.

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

     Options to purchase 180,350 shares of common stock and warrants to purchase 500,000 shares of common stock were outstanding as of December 31, 1998 but are not included in the computation of the 1998 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares. The options have exercise prices ranging from $9.25 to $15.50 and expire in 2008. The warrants have an exercise price of $14.50 and expire as discussed in Note 9.

     Options to purchase 228,275 shares of common stock and warrants to purchase 500,000 shares of common stock were outstanding as of December 31, 1999 but are not included in the computation of the 1999 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares. The options have exercise prices ranging from $5.75 to $15.50 and expire in 2008 and 2009. The warrants have an exercise price of $14.50 and expire as discussed in Note 9.

     Options to purchase 701,325 shares of common stock and warrants to purchase 500,000 shares of common stock were outstanding as of December 31, 2000 but are not included in the computation of the 2000 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $15.50 and expire in 2010. The warrants have an exercise price of $14.50 and expire as discussed in Note 9.

12. RELATED-PARTY TRANSACTIONS

     As discussed in Note 6 on June 6, 2000, the Company obtained the Bridge Loan from Bank of America in the amount of $900,000, which was used to fund the Shareholder Bridge Loan to the Company's CEO. The Shareholder Bridge Loan requires interest at either the Index Rate or adjusted LIBOR, as defined in the Shareholder Bridge Loan, plus 4.5%, as elected by the CEO. As of December 31, 2000, the interest rate is based on the Index Rate with a resulting rate of approximately 11.32%. The Shareholder Bridge Loan and related interest were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due to Bank of America under the Bridge Loan, thereby causing the Company to default under the Bridge Loan and its Credit Facility (see Note 6). The Shareholder Bridge Loan and related accrued interest of $49,330 are recorded as contra-equity in the consolidated balance sheet as of December 31, 2000.

     The Company has unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable in the amount of $337,837, plus accrued interest receivable of $114,744 and $141,772 as of December 31, 1999 and 2000, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997. Three of the notes were due September 20, 2000, and the remaining three notes were due October 12, 2000. All of these notes are in default as a result of non-payment. The Company recognized interest income of $27,028 during each of the three years in the period ending December 31, 2000 related to the notes. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     Prior to April 1998, the CEO and the President of the Company did not draw a salary or other form of compensation from the Company. Estimated fair value compensation for the period January 1998 through March 1998 of $91,250 has been recorded in the consolidated financial statements of the Company with a corresponding credit to additional paid-in capital.

     The CEO and the President of the Company each own a 50% interest in the capital stock of HP Aviation, Inc., an entity that provides the use of an airplane to the Company. During each of the three years in the period ended December 31, 2000, the Company paid HP Aviation, Inc. approximately $38,900, $104,100 and $104,350, respectively, for use of the airplane. In addition, the CEO and President of the Company each own a 50% interest in real estate property that is used by the Company for various management related functions. During each of the three years in the period ended December 31, 2000, the Company paid these officers approximately $17,300, $18,850 and $12,200, respectively, for use of the real estate property.

     The Company has an arrangement with the CEO regarding the Company's use of a boat owned by the CEO (the "Marine Reimbursement Arrangement"). Under the Marine Reimbursement Arrangement, the Company and its employees, agents and guests may use the boat for purposes of management meetings, sales meetings, and entertainment of guests. During the year ended 2000, the Company reimbursed the CEO approximately $13,800, for the use of the boat. There were no amounts reimbursed during the years ended December 31, 1998 and 1999.

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

     On January 1, 1999, the Company amended its Consulting and Services Agreement with Healthcare Alliance (the "Alliance Agreement"), an affiliate of one of the Company's directors. The Alliance Agreement provides for (i) the payment to Healthcare Alliance of an annual consulting fee of $36,000; (ii) the payment to Healthcare Alliance of an annual performance incentive fee equal to 5% of any annual sales increase achieved by the Company that results from Healthcare Alliance's efforts; and (iii) the grant of options to purchase up to 1% of the Company's outstanding common stock, which will vest and become exercisable by Healthcare Alliance only if it procures group purchasing agreements with certain Group Purchasing Organizations ("GPOs") and the Company achieves certain levels of incremental sales revenue under its agreement with the particular GPO. Any options granted under provision (iii) will have an exercise price equal to the closing stock price of the Company's common stock on the effective date of the purchasing agreement. The Company incurred expense of $36,000 related to the annual consulting fee under the Alliance Agreement during each of the three years in the period ended December 31, 2000. The Company also reimbursed Healthcare Alliances for expenses incurred of approximately $3,200 and $9,900 during the years ended December 31, 1999 and 2000, respectively. In addition, the Company incurred incentive fees of approximately $45,300 during 1999 based on incremental annual sales achieved by the Company resulting from Healthcare Alliance's efforts. There were no incentive fee amounts earned during the years ended December 31, 1998 and 2000. In addition, there were no grants of Company stock options during each of the three years in the period ended December 31, 2000 related to provision (iii) of the Alliance Agreement.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     In addition, under the amended agreement, the Company has granted an option to Healthcare Alliance for the purchase of 45,000 shares of common stock of the Company. Such options will become vested and exercisable by Healthcare Alliance only if the Company achieves certain amounts of incremental sales revenue under the Company's group purchasing agreement with Premier, (the "Premier
Agreement" -- see below). The exercise price for these shares shall be the closing stock price of the Company's common stock on the day that the options vest. The options are exercisable for a period of five years upon vesting. None of the 45,000 options has vested as of December 31, 2000. The Alliance Agreement terminates on December 31, 2001. During the year ended December 31, 1998, the Company issued 45,328 shares of the Company's common stock to Healthcare Alliance in connection with the signing of the Premier Agreement. The Company recognized consulting expense of $657,266 related to this transaction based on the fair value of the Company's stock of $14.50 per share at the time of issuance.

     As discussed above and in Note 9, in 1998, the Company entered into an agreement with Premier, in which a warrant to purchase up to 500,000 shares of common stock was granted, subject to certain vesting requirements. During the years ended December 31, 1999 and 2000, the Company paid administrative fees to Premier of approximately $75,000 and $89,000, respectively. The Premier Agreement expires in February 2004. One of the Company's board members served as president of Premier until December 1999.

     On May 8, 1997, the Company entered into a letter agreement with a director of the Company (the "Director"), pursuant to which the Director has agreed to provide acquisition consulting and related services to the Company. In the event such services result in an acquisition or merger of the Company, the Director will be entitled to receive a fee (a "General Consulting Fee") equal to 2.5% of the acquisition purchase price (i) payable by the Company with respect to a company acquired by the Company or (ii) payable to the Company or its shareholders in the event the Company or any of the Company's assets are acquired. Such General Consulting Fee is payable, at the Director's option, (i) in shares of the Company's common stock, (ii) by the Company's issuance to the Director of warrants or options to purchase, at a nominal exercise price, that number of shares of common stock (valued at $14.50 per share) which equals the General Consulting Fee, (iii) in shares of the company which acquires the Company, in the event the Company is acquired or (iv) in cash. The letter agreement also provides for payments to the Director for his consulting services in connection with the acquisition of Strato/Infusaid and a second strategic venture of $375,000 and $250,000, respectively (the "Specific Consulting Fees"). The Specific Consulting Fee relating to the Strato/Infusaid acquisition was paid to the Director in cash upon consummation of the Company's IPO in April 1998. The Specific Consulting Fee for the second strategic venture is payable only if such venture is completed and is payable in warrants or options to purchase, at a nominal exercise price, that number of shares of the Company's common stock (valued at $14.50 per share) which equals $250,000. Such Specific Consulting Fees are to be paid in lieu of and not in addition to the General Consulting Fees described above with respect to the strategic ventures. The letter agreement was terminated by the Company on February 24, 2000.

     An affiliate of one of the Directors of the Company provided consulting services to the Company during each of the three years during the period ended December 31, 2000, which were expensed in the amounts of approximately $40,600, $77,300, and $92,000, respectively.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its facility and certain equipment under operating lease agreements expiring in various years through 2010. Rent expense under various operating leases was approximately $180,000, $217,000, and $219,000 during each of the three years in the period ended December 31, 2000, respectively. Approximate minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year are as follows:

2001........................................................  $  254,000
2002........................................................     252,000
2003........................................................     196,000
2004........................................................     116,000
2005........................................................     114,000
Thereafter..................................................     406,000
                                                              ----------
                                                              $1,338,000
                                                              ==========

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

     In connection with the 1998 acquisition of IFM (discussed in Note 15), the Company entered into a long-term manufacturing agreement (the "Manufacturing Agreement"), pursuant to which, for a four-year term, IFM agreed to manufacture exclusively for the Company and the Company agreed to purchase from IFM a specified minimum amount of products from the medical device product lines acquired by the Company. The Manufacturing Agreement provided that annual sales of the products from IFM to the Company would be equal to at least $6 million during each twelve-month period under the Manufacturing Agreement.

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

     On October 9, 2000, the Company acquired certain additional assets from IFM, including inventory of approximately $3 million, and leasehold improvements and other fixed assets of approximately $3 million. The Company also assumed IFM's lease for its manufacturing facility located in St. Petersburg, Florida. In connection with the acquisition, the Manufacturing Agreement was terminated, and the Company has no further obligation after October 9, 2000 to purchase products from IFM. With such termination, the above-described defaults were resolved. In consideration for the October 2000 acquisition, the Company agreed to pay IFM approximately $6 million (See Note 6). Subsequent to December 31, 2000, the Company sold the business of IFM (see Note 16).

     Also in connection with the 1998 acquisition of IFM, the Company assumed certain license agreements (the "IFM Licensors") for the right to manufacture and sell certain medical instruments covered by the IFM Licensors' patents or derived from the IFM Licensors' confidential information. Payments under these agreements vary, depending on the individual products produced, and range from 1% to 5% of the Company's net sales of such licensed products. Such payments shall continue until the expiration of a fixed 20-year term

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES or the expiration date of each corresponding licensed patent covering each product under the agreements. Payments under the license agreements totaled approximately $106,000 and $91,000 during the years ended December 31, 1999 and December 31, 2000. The Company made no payments under these license agreements during 1998.

     The Company is party to license agreements with an individual (the "Licensor") for the right to manufacture and sell dual lumen fistula needles, dual lumen over-the-needle catheters, dual lumen chronic and acute catheters, and other products covered by the Licensor's patents or derived from the Licensor's confidential information. Payments under the agreement vary, depending upon the purchaser, and range from 9% to 15% of the Company's net sales of such licensed products. Such payments shall continue until the expiration date of each corresponding licensed patent right covering each product under the agreement. Payments under these license agreements totaled approximately $439,000, $448,000, and $382,000 during each of the three years in the period ended December 31, 2000, respectively.

     On March 18, 1997, the Company entered into an agreement with a vascular access port manufacturer (the "Manufacturer") to allow for the eventual transfer of the manufacturing process of certain port models to the Company. The agreement requires the Company to purchase a minimum of 3,500 ports each year through 2002. To the extent that purchases exceed 4,000 in one contract year, such excess purchases may be applied to the following year's minimum commitment. As of December 31, 2000, the Company had made excess port purchases of approximately 7,900 units that were available to be applied to future years' purchase commitments. As of December 31, 2000, the Company has satisfied all criteria in the agreement to take over the manufacture of the ports with the payment of a royalty to the Manufacturer. Any royalty payments will be paid quarterly and calculated as 40% of the difference between the Company's cost to manufacture the port and the Company's sales price, as defined in the agreement, for each port sold by the Company. The percentage used to calculate the royalty payments will decrease to 25% after the first year of manufacture by the Company. When the Company takes over manufacturing, the Company is required to buy the Manufacturer's inventory of related parts and finished ports at the Manufacturer's cost, including the Manufacturer's standard overhead charges.

     On June 27, 1997, the Company entered into a distribution agreement with an overseas distributor (the "Distributor") granting the Distributor exclusive distribution rights for one of the Company's hemodialysis catheter products in certain foreign territories. Under the agreement, the Distributor has agreed to purchase, and the Company has agreed to sell, a minimum number of units each year through June 2000. The term of the agreement has been renewed through June 2002, and there are minimum commitments for each year during the renewal term. As of December 31, 2000, neither company was in compliance with the distribution agreement. However, management does not believe there is any exposure as a result of these violations and is currently negotiating new terms with the distributor.

     On December 11, 1998, the Company entered into a long-term distribution agreement (the "Distribution Agreement") with a medical devices manufacturer ("Possis"). The Distribution Agreement provides for Possis to supply, and the Company to purchase, certain minimum levels of vascular grafts for an initial term of three years. The Distribution Agreement may be automatically extended up to two additional years upon the achievement of annual minimum purchase targets as defined in the Distribution Agreement. The Distribution Agreement requires the Company to purchase a minimum of 4,500 units, 6,300 units and 8,800 units in the first 3 years, respectively, following December 11, 1998. The Distributor Agreement is cancelable at the option of the distributor if the Company fails to meet the quotas required under the Distribution Agreement. As of December 31, 2000, the Company was not in compliance with the minimum commitments under the Distribution Agreement and on January 23, 2001, was sued by Possis in connection with the breach of these minimum commitments. As of December 31, 2000, the Company has accrued for expected product returns related to Possis and has written-off all related inventory in the consolidated balance sheet.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     In September 1999, the Company identified a breach in the primary sterile barrier of a dialysis catheter kit. Further inspection revealed the breach was inherent in the packaging design, and the Company initiated a voluntary product recall. The Food and Drug Administration has approved the packaging rework procedures for the recalled kits, and product manufacturing resumed with a modified package design. Management believes the majority of the affected product has been returned. Expense associated with the recall was approximately $148,000 during the year ended December 31, 1999. The Company incurred no expenses during the year ended December 31, 2000 related to this matter.

     The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $287,000 and $471,000 as of December 31, 1999 and 2000 related to amounts to be rebated to the various distributors.

     The Company is party to numerous agreements which contain certain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events occur.

     Non-compete and consulting agreements related to the 1995 acquisition of Neostar Medical Technologies, Inc. were paid in full during 1998 with proceeds from the Company's IPO. The total amount required to be paid was $1,876,078 per the terms of the non-compete and consulting agreements. The Company recorded an extraordinary loss on the early extinguishment of debt of $67,703, net of income tax benefit of $43,285, due to this repayment.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The following represent noncash activities for the years ended December 31:

                                                        1998         1999        2000
                                                     -----------   --------   ----------
Short-term debt issued for certain prepaid
  insurance coverage...............................                $115,493   $  135,086
Increase to goodwill related to purchase price
  allocation.......................................  $   351,104    286,797      438,958
Notes issued for purchase of equipment.............                 122,720       30,347
Issuance of non-compete agreement..................                 250,000
Notes issued for additional Stepic purchase
  payment..........................................                 650,834    1,162,042
Reduction of long-term debt to settle other
  receivable.......................................                               60,255
Note issued for IFM purchase (see Notes 6 and
  13)..............................................                            6,050,054
Discount recorded on IFM Note......................                              451,840
Increase in notes receivable -- shareholders.......       27,028     27,028       76,358
Increase to additional paid-in capital for:
  Contributed services.............................       91,250
  Consulting services..............................      657,256
  Extinguishment of put feature of warrant.........    9,900,000
Change in value of put warrant.....................   (1,100,000)

15. ACQUISITIONS

     On May 19, 1998, the Company completed the purchase of certain assets used in the manufacture and sale of the port product line of Ideas for Medicine, Inc. (the "IFM Port Line"), a wholly-owned subsidiary of CryoLife, Inc., for $100,000 in cash and a note payable in the amount of $482,110 (which is supported by a standby letter of credit) that was paid in November 1999. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

IFM based on their estimated fair values at the date of acquisition. Operating results of IFM since May 19, 1998 are included in the Company's consolidated financial statements (see below and Notes 13 and 16).

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

     Effective September 1, 1998, the Company completed the purchase of the net assets of Columbia Vital Systems, Inc. ("CVS") for $4 million in cash and a payable for $225,000 due in September 2000. In addition, the purchase agreement provides for an increase in the purchase price of up to $4 million if CVS meets certain criteria over a two year period. Any additional payments made will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. As of December 31, 2000, none of these criteria have been met. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of CVS based upon their estimated fair values at the date of acquisition. Operating results of CVS since September 1, 1998 are included in the Company's consolidated financial statements.

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

     Effective October 15, 1998, the Company completed the purchase of the outstanding stock of Stepic Corporation ("Stepic") for $8 million in cash and contingent payments of up to $12 million over a three year period based upon the successful achievement of certain specified future earnings targets by Stepic. The Company determined that $7.2 million of this contingent payment was probable of payment and recorded this amount at the acquisition date. Any additional amounts made will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets.

     During 1999 and 2000, the Company recorded additional purchase price payable to the previous Stepic shareholders of approximately $2.1 million and $1.2 million, respectively, representing the Company's additional earned contingent payments for fiscal years 1999 and 2000 as required by the purchase agreement (the "Purchase Agreement"). In addition, the Company recorded approximately $437,000 related to the 2001 contingent payment during the year ended December 31, 2000. This amount was included in accrued expenses as of December 31, 2000. The 1999 contingent payment was due December 15, 1999 and approximately $1.4 million was paid on that date by the Company with general company funds and $2.4 million, which was previously accrued, was paid from proceeds from the Credit Facility. On December 14, 1999, the Company amended the Purchase Agreement so that the remaining balance of approximately $651,000 could be paid, together with the interest at 11%, through April 2000. The 2000 contingent payment was due December 15, 2000 and $2.3 million, which was previously accrued, was paid from proceeds from the Credit Facility. On December 15, 2000, the Company amended the Purchase Agreement so that the 2000 contingent payment of approximately $1.2 million could be paid, together with interest at 11%, through April 2001. The Company has not made any payments to the Stepic shareholders under the December 15, 2000 amendment since January 2001, and two of the three previous Stepic shareholders (the "Plaintiffs") have filed suit against the Company for non-payment. On March 30, 2001, the Company entered into a Settlement Agreement with the Plaintiffs wherein the Plaintiffs have agreed to voluntarily dismiss their pending lawsuit against the Company, and the Company has agreed to pay the 2000 contingent payment at a rate of $9,400 per month beginning on

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

April 15, 2001, until final payment of the remaining outstanding balance on February 10, 2002. In addition, the Company will pay interest to the Plaintiffs on the unpaid balance of the 2000 contingent payment at the rate of 11% per annum, including a lump sum interest payment of approximately $27,000 that has accrued since the Company's last payment to the Plaintiffs.

     As of December 31, 1999 and 2000, $4.8 million and $2.544 million, respectively, of the contingent payments recorded at the acquisition date were supported by standby letters of credit (see Note 6). The schedule below has been adjusted to include the additional contingent payments for the Stepic acquisition. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets of Stepic based upon their estimated fair values at the date of acquisition.

     The estimated fair values of assets acquired and liabilities assumed in each of the 1998 acquisitions are as follows:

                            IFM PORT
                              LINE       NORFOLK        CVS           IFM          STEPIC
                            ---------   ----------   ----------   -----------   ------------
Cash......................                                                      $    279,202
Accounts receivable,
  net.....................                                                         8,878,486
Inventories...............  $  26,146   $  714,075   $1,658,025   $   825,253      6,361,697
Other current assets......                                                         2,211,269
Deferred income taxes.....                  45,200
Property and equipment....                  91,000        5,000        19,024        228,781
Intangibles and other
  assets..................    703,478    8,872,112    2,659,349    14,234,320     17,458,905
Accounts payable..........                                                        (2,847,495)
Accrued expenses..........   (147,514)    (422,387)     (97,374)      (78,597)    (4,157,274)
Long-term debt............                                                       (10,000,000)
                            ---------   ----------   ----------   -----------   ------------
          Purchase
            price.........  $ 582,110   $9,300,000   $4,225,000   $15,000,000   $ 18,413,571
                            =========   ==========   ==========   ===========   ============

16. IMPAIRMENT CHARGE AND SALE OF IFM

     During the year ended December 31, 2000, the Company recognized an impairment loss, in accordance with APB No. 17, on the long-lived assets of IFM. The trends for IFM indicated that the future discounted cash flows from this division would be substantially less than its carrying value for long-lived assets, specifically intangibles comprised of goodwill and patents. Accordingly, the Company recognized a non-cash pre-tax charge of $12.1 million during the year ended December 31, 2000 to write the assets down to their estimated fair value based on management's estimate of the expected proceeds to be received upon a sale of IFM.

     Effective March 30, 2001 (the "Closing Date"), the Company completed the sale of certain IFM assets for the assumption of the Note related to IFM (see
Note 6), cash of $2,250,500 upon closing, and cash of $150,000 due six months from the Closing Date (the "Second Installment"). The asset purchase agreement provides for a purchase price adjustment equal to a) $1 for every dollar that the value, within five business days after the Closing Date, of the Fresh Inventory, as defined, is more or less than $738,000 and b) twenty cents for every dollar that the value, within five business days after the Closing Date, of the Dated Inventory, as defined, is more or less than $393,000, provided that no adjustment to the purchase price will be made if the adjustment is less than $50,000. Any decrease in the purchase price shall be paid promptly by the Company as defined in the purchase agreement. Any increase in the purchase price shall be paid to the Company six months from the Closing Date and deemed part of the Second Installment, however, if the increase exceeds $100,000, the excess shall be paid promptly to the Company .In addition to the purchase of certain assets, the buyer assumed the Company's sublease of the IFM facility and the related employees.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

17. SEGMENT INFORMATION AND MAJOR CUSTOMERS

     The Company operates two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company, as well as products manufactured by third parties on behalf of the Company through manufacturing and supply agreements.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see Note 2) to the extent that such policies affect the reported segment information. The Company evaluates the performance of its segments based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for income taxes, are reported on an entity-wide basis only.

     The table below presents information about the reported sales (which include intersegment sales), gross profit (which include intersegment gross profit) and identifiable assets of the Company's segments as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000.

                                           1998                                1999
                                 -------------------------   ----------------------------------------
                                                  GROSS                       GROSS      IDENTIFIABLE
                                    SALES        PROFIT         SALES        PROFIT         ASSETS
                                 -----------   -----------   -----------   -----------   ------------
Manufacturing..................  $27,584,756   $16,359,469   $32,660,880   $17,568,526   $ 63,964,482
Distribution...................   12,020,468     3,156,939    45,883,836     9,888,249     37,922,265
                                 -----------   -----------   -----------   -----------   ------------
                                 $39,605,224   $19,516,408   $78,544,716   $27,456,775   $101,886,747
                                 ===========   ===========   ===========   ===========   ============

                                                                            2000
                                                          ----------------------------------------
                                                                           GROSS      IDENTIFIABLE
                                                             SALES        PROFIT         ASSETS
                                                          -----------   -----------   ------------
Manufacturing...........................................  $25,717,073   $ 8,250,015   $46,196,933
Distribution............................................   41,522,035     8,561,642    39,879,507
                                                          -----------   -----------   -----------
                                                          $67,239,108   $16,811,657   $86,076,440
                                                          ===========   ===========   ===========

     A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for each of the three years in the period ended December 31, 2000 is as follows:

                                                     1998          1999          2000
                                                  -----------   -----------   -----------
Total segment sales.............................  $39,605,224   $78,544,716   $67,239,108
Elimination of intersegment sales...............     (205,863)   (3,174,059)   (3,903,869)
                                                  -----------   -----------   -----------
          Consolidated sales....................  $39,399,361   $75,370,657   $63,335,239
                                                  ===========   ===========   ===========
Total segment gross profit......................  $19,516,408   $27,456,775   $16,811,657
Elimination of intersegment gross profit........      (50,000)      (96,935)     (198,530)
                                                  -----------   -----------   -----------
          Consolidated gross profit.............  $19,466,408   $27,359,840   $16,613,127
                                                  ===========   ===========   ===========

     A reconciliation of total segment assets to total consolidated assets of the Company as of December 31, 1999 and 2000 is as follows:

                                                                 1999          2000
                                                             ------------   -----------
Total segment assets.......................................  $101,886,747   $86,076,440
Elimination of intersegment receivables....................      (735,714)      (37,954)
Assets not allocated to segments...........................     1,246,439
                                                             ------------   -----------
          Consolidated assets..............................  $102,397,472   $86,038,486
                                                             ============   ===========

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     The Company's operations are located in the United States. Thus, all of the Company's assets are located domestically. Sales information by geographic area for each of the three years in the period ended December 31, 2000 is as follows:

                                                     1998          1999          2000
                                                  -----------   -----------   -----------
United States...................................  $35,665,412   $71,103,033   $60,109,243
Foreign.........................................    3,733,949     4,267,624     3,225,996
                                                  -----------   -----------   -----------
          Consolidated net sales................  $39,399,361   $75,370,657   $63,335,239
                                                  ===========   ===========   ===========

     No single country outside of the United States is significant to the Company's consolidated revenues. Sales to the Company's three largest customers amounted to approximately 7%, 7%, and 6% of total sales during each of the three years in the period ended December 31, 2000, respectively. As of December 31, 1999 and 2000, 16%, and 10%, respectively, of the accounts receivable balance consisted of amounts due from the Company's three largest customers.

18. FINANCIAL INSTRUMENTS

     Financial instruments consisted of the following:

                                          DECEMBER 31, 1999           DECEMBER 31, 2000
                                      -------------------------   -------------------------
                                       CARRYING        FAIR        CARRYING        FAIR
                                        AMOUNT         VALUE        AMOUNT         VALUE
                                      -----------   -----------   -----------   -----------
Accounts receivable -- trade, net...  $18,091,455   $18,091,455   $13,763,837   $13,763,837
Accounts payable -- trade...........  $ 5,861,935   $ 5,861,935   $ 8,897,350   $ 8,897,350
Interest rate cap agreement.........                $        23
Long-term debt......................  $50,755,905   $50,755,905   $52,027,978   $52,027,978
Off-balance sheet financial
  instruments:
  Letters of credit.................  $ 4,800,000   $ 4,800,000   $ 2,544,000   $ 2,544,000

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

19. DEFINED CONTRIBUTION BENEFIT PLAN

     The Company maintains a 401(k) profit sharing plan (the "Plan") that covers essentially all of the Company's employees. Employees are eligible to participate in the Plan after completing one year of service and attaining the age of 21. Participants in the Plan can contribute up to 15% of their annual salary during the plan year. The Company's contributions to the Plan, which are based principally on a percentage of the participant's annual base salary, are discretionary and determined on an annual basis by the Board of Directors. The Company made no contributions to the Plan during each of the three years in the period ended December 31, 2000.

20. LIQUIDITY

     The Company incurred a loss of $19.8 million in 2000. The net loss included a pre-tax impairment charge of $12.1 million related to IFM and a $7.6 million charge to establish a valuation allowance against its

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES deferred income tax assets as more fully described in Notes 16 and 7, respectively. As discussed in Note 6, the Company was in violation of payment and financial covenants under the terms of the Credit Facility as of December 31, 2000 and continuing into 2001.

     During the third quarter of 2000, the Company retained a management consulting firm (the "Consulting Firm") to assist the Company in improving cash flow and financial controls, increasing operating efficiencies, reducing costs and expenses, and restructuring its current senior indebtedness (the "Plan"). The Plan is designed to maintain liquidity throughout 2001.

     The Company began implementation of the Plan during the fourth quarter of 2000. As of December 31, 2000, the Company had reduced the executive management group, reduced certain of its product offerings, discontinued plans to rework defective product, recognized the devaluation of its Possis product line (see
Note 13), and modified its inventory purchasing procedures to provide better controls and to match purchases to forecasted and actual demand. During the first quarter of 2001, the Company has continued to implement components of the Plan by reducing costs, improving production planning, by launching a new version of an existing product (the "Titanium Vortex Port") at the end of March 2001, and by planning further new product introductions (the Plastic Vortex Port and the Super Circle Catheter -- both pending final FDA approval) later during 2001. Management expects these new products to gain market share due to their technological advantages and to command higher selling prices than the Company's existing ports and catheter products.

     In order to maintain adequate liquidity throughout 2001, the Company has completed the following as of April 2, 2001:

          1. Established a financial forecast for 2001 taking into consideration the elements of the Plan.

          2. Entered into a Forbearance Agreement with Bank of America wherein Bank of America will forebear until March 31, 2002 from exercising its rights and remedies allowed under the Credit Facility. Compliance with the financial covenants in the Forbearance Agreement is designed around the achievement of the Company's financial forecast.

          3. Sold the assets of IFM effective March 30, 2001 for cash of $2,400,500 (to be adjusted as described in Note 16) and the assumption of approximately $5.6 million (as of December 31, 2000) of the Company's long-term debt related to IFM.

          4. Entered into a Settlement Agreement with two of the former Stepic shareholders calling for revised payment terms of $9,400 per month through February 10, 2002, thus eliminating the default conditions that existed at December 31, 2000 and settling the outstanding legal action commenced subsequent to December 31, 2000.

          5. Reached agreement with the Company's CEO to collect $900,000 in 2001 in connection with the Shareholder Bridge Loan. The proceeds from these collections will be used to reduce the Company's indebtedness with Bank of America. In March 2001, the CEO also agreed to provide additional liens on certain of the CEO's assets to further collateralize the indebtedness.

     Management believes that the Plan, if successfully implemented, will enable the Company to comply with the financial covenants contained in the Forbearance Agreement and maintain adequate liquidity throughout 2001. Management also believes that the long-term benefits of the Plan will stabilize the Company and improve its position with lenders and customers. Management believes that the Plan is sound and attainable. Although there can be no assurance that the Company will successfully implement the Plan or that the Plan is adequate, management believes that should the Company fall short of its targets, certain additional costs and expenditures will be reduced to comply with the Forbearance Agreement and maintain adequate liquidity.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Horizon Medical Products, Inc. and Subsidiaries

     Our audits of the consolidated financial statements referred to in our report dated February 16, 2001, except for Notes 6, 15, 16, and 20, as to which the date is April 2, 2001, appearing in this Annual Report on Form 10-K of Horizon Medical Products, Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
April 2, 2001

                                                                     SCHEDULE II

                         HORIZON MEDICAL PRODUCTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                              ADDITIONS
                                                        ----------------------
                                           BEGINNING    CHARGED TO   COSTS AND                  ENDING
                                            BALANCE      EXPENSE     OTHER(1)    DEDUCTIONS    BALANCE
                                           ----------   ----------   ---------   ----------   ----------
Year ended December 31, 1998:
  Allowance for returns and doubtful
     accounts............................  $  308,239     475,926     150,000     248,653     $  685,512
  Inventory reserve......................  $  249,933     367,919     351,104     209,138     $  759,818
Year ended December 31, 1999:
  Allowance for returns and doubtful
     accounts............................  $  685,512     585,496                 239,257     $1,031,751
  Inventory reserve......................  $  759,818     467,942                 120,000     $1,107,760
Year ended December 31, 2000:
  Allowance for returns and doubtful
     accounts............................  $1,031,751   1,341,951                 148,880     $2,224,822
  Inventory reserve......................  $1,107,760   4,036,592                 338,955     $4,805,397
  Valuation allowance for deferred tax
     assets..............................               7,595,077                             $7,595,077

- ---------------

(1) Other consists of allowances and reserves acquired through acquisitions.