Form 10-Q
period 2001-03-31
HORIZON MEDICAL PRODUCTS INC
filed 2001-05-15
CIK 1052958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 14, 2001 was 13,366,278.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1.      Financial Statements................................................................  3

                      Interim Condensed Consolidated Balance Sheets.......................................  4

                      Interim Condensed Consolidated Statements of Operations.............................  5

                      Interim Condensed Consolidated Statements of Cash Flows.............................  6

                      Notes to Interim Condensed Consolidated Financial Statements........................  7

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations............................................................... 18

         ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk.......................... 23

PART II.   OTHER INFORMATION

         ITEM 1.      Legal Proceedings................................................................... 24

         ITEM 2.      Changes in Securities............................................................... 24

         ITEM 3.      Defaults Upon Senior Securities..................................................... 24

         ITEM 6.      Exhibits and Reports on Form 8-K.................................................... 25

         SIGNATURE ....................................................................................... 26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

                  Interim Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000.

                  Interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000 (unaudited).

                  Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000 (unaudited).

                  Notes to Interim Condensed Consolidated Financial Statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 March 31,          December 31,
                                                                                                   2001                 2000
                                                                                               ------------         ------------
                                                                                               (Unaudited)
                                                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .........................................................        $  1,316,886         $    537,954
    Accounts receivable - trade, net ..................................................          13,391,669           13,763,837
    Inventories .......................................................................          17,929,452           20,721,483
    Prepaid expenses and other current assets .........................................           1,998,417            1,306,043
    Income tax receivable .............................................................           1,813,858            1,903,802
                                                                                               ------------         ------------
       Total current assets ...........................................................          36,450,282           38,233,119
Property and equipment, net ...........................................................           3,094,312            5,680,473
Intangible assets, net ................................................................          39,643,585           41,902,486
Other assets ..........................................................................             231,808              222,408
                                                                                               ------------         ------------
       Total assets ...................................................................        $ 79,419,987         $ 86,038,486
                                                                                               ============         ============

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Cash overdraft.....................................................................        $                    $    609,176
    Accounts payable - trade ..........................................................           8,485,469            8,897,350
    Accrued salaries and commissions ..................................................             262,121              178,408
    Accrued royalties .................................................................              93,845               89,577
    Accrued interest ..................................................................             380,829              814,150
    Other accrued expenses ............................................................           1,302,602              955,229
    Current portion of long-term debt .................................................          46,830,499           11,430,228
                                                                                               ------------         ------------
       Total current liabilities ......................................................          57,355,365           22,974,118
Long-term debt, net of current portion ................................................              74,765           40,597,750
Other liabilities .....................................................................             130,859              134,558
                                                                                               ------------         ------------
       Total liabilities ..............................................................          57,560,989           63,706,426
                                                                                               ------------         ------------
Commitments and contingent liabilities (Note 6)
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
    Common stock, $.001 par value per share; 50,000,000 shares authorized,
       13,366,278 shares issued and outstanding in 2001 and 2000 ......................              13,366               13,366
    Additional paid-in capital ........................................................          51,826,125           51,826,125
    Shareholders' notes receivable ....................................................          (1,467,478)          (1,428,939)
    Accumulated deficit ...............................................................         (28,513,015)         (28,078,492)
                                                                                               ------------         ------------
       Total shareholders' equity .....................................................          21,858,998           22,332,060
                                                                                               ------------         ------------
       Total liabilities and shareholders' equity .....................................        $ 79,419,987         $ 86,038,486
                                                                                               ============         ============

              The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                               ---------------------------------
                                                                                                   2001                 2000
                                                                                               ------------         ------------
                                                                                                (Unaudited)          (Unaudited)
Net sales .............................................................................        $ 16,419,783         $ 17,099,203
Cost of goods sold ....................................................................          10,491,092           11,060,598
                                                                                               ------------         ------------
               Gross profit ...........................................................           5,928,691            6,038,605
Selling, general and administrative expenses ..........................................           5,133,259            4,676,760
                                                                                               ------------         ------------

               Operating income .......................................................             795,432            1,361,845
                                                                                               ------------         ------------
Other income (expense):
    Interest expense ..................................................................          (1,259,394)          (1,170,931)
    Other income ......................................................................              29,439               45,907
                                                                                               ------------         ------------
                                                                                                 (1,229,955)          (1,125,024)
                                                                                               ------------         ------------
              (Loss) income before income taxes .......................................            (434,523)             236,821
Income tax provision ..................................................................                                  153,730
                                                                                               ------------         ------------
               Net (loss) income ......................................................        $   (434,523)        $     83,091
                                                                                               ============         ============

Net (loss) income per share - basic and diluted .......................................        $      (0.03)        $       0.01
                                                                                               ============         ============

Weighted average common shares outstanding - basic ....................................          13,366,278           13,366,278
                                                                                               ============         ============
Weighted average common shares outstanding - diluted ..................................          13,366,278           13,371,063
                                                                                               ============         ============

              The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                               ---------------------------------
                                                                                                   2001                 2000
                                                                                               ------------         ------------
                                                                                                (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .....................................................................        $   (434,523)        $     83,091
                                                                                               ------------         ------------
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
           Depreciation expense .......................................................             295,669              187,879
           Amortization expense .......................................................             616,695              726,719
           Amortization of discount ...................................................              41,370
           Non-cash increase in notes receivable-shareholders .........................             (38,539)              (6,755)
           (Increase) decrease in operating assets, net:
                Accounts receivable-trade .............................................             372,168            1,403,886
                Inventories ...........................................................            (488,117)           1,016,489
                Prepaid expenses and other assets .....................................            (464,783)             180,562
                Income tax receivable .................................................              89,944               91,005
           Increase (decrease) in operating liabilities:
                Accounts payable - trade ..............................................            (411,881)          (2,762,127)
                Accrued expenses and other liabilities ................................            (185,333)            (212,841)
                                                                                               ------------         ------------
           Net cash (used in) provided by operating activities ........................            (607,330)             707,908
                                                                                               ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..................................................................             (65,684)             (37,249)
Cash proceeds from sale of IFM ........................................................           2,250,500
                                                                                               ------------         ------------
           Net cash provided by (used in) investing activities ........................           2,184,816              (37,249)
                                                                                               ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ..............................................          19,667,500
Cash overdraft ........................................................................            (609,176)
Principal payments on long-term debt ..................................................         (19,856,878)            (496,007)
                                                                                               ------------         ------------
       Net cash used in financing activities ..........................................            (798,554)            (496,007)
                                                                                               ------------         ------------
       Net increase in cash and cash equivalents ......................................             778,932              174,652
Cash and cash equivalents, beginning of period ........................................             537,954            1,991,427
                                                                                               ------------         ------------

Cash and cash equivalents, end of period ..............................................        $  1,316,886         $  2,166,079
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

                 HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (the "Company") at December 31, 2000 has been derived from the Company's audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and instructions to Form 10-Q. The interim condensed consolidated financial statements at March 31, 2001, and for the three months ended March 31, 2001 and 2000 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000, including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. SFAS No. 133, as amended by SFAS No. 138, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not hold derivative instruments or engage in hedging activities.

2.       INVENTORIES

         A summary of inventories is as follows:

                                                         March 31,            December 31,
                                                            2001                 2000
                                                       -------------         -------------
         Raw materials ........................        $   5,138,884         $   4,013,959
         Work in process ......................            3,393,871             3,706,925
         Finished goods .......................           14,186,903            17,805,996
                                                       -------------         -------------
                                                          22,719,658            25,526,880
         Less inventory reserves ..............           (4,790,206)           (4,805,397)
                                                       -------------         -------------
                                                       $  17,929,452         $  20,721,483
                                                       =============         =============

3.       EARNINGS PER SHARE

         A summary of the calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                         For the Three Months Ended March 31, 2001
                                                    --------------------------------------------------
                                                      Net Loss             Shares           Per Share
                                                    (Numerator)        (Denominator)          Amount
                                                    -----------        -------------       -----------
         Basic EPS .........................        $  (434,523)         13,366,278        $     (0.03)
                                                    -----------         -----------        ===========
         Diluted EPS .......................        $  (434,523)         13,366,278        $     (0.03)
                                                    ===========         ===========        ===========

                                                         For the Three Months Ended March 31, 2000
                                                    --------------------------------------------------
                                                     Net Income            Shares           Per Share
                                                    (Numerator)        (Denominator)          Amount
                                                    -----------        -------------       -----------

         Basic EPS .........................        $    83,091          13,366,278        $      0.01
                                                                                           ===========
         Effect of Dilutive Securities .....                                  4,785
                                                    -----------         -----------
         Diluted EPS .......................        $    83,091          13,371,063        $      0.01
                                                    ===========         ===========        ===========

         The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $2.87 for the three months ended March 31, 2000.

         Options to purchase 544,800 shares of common stock and warrants to purchase 500,000 shares of common stock were outstanding as of March 31, 2001 but are not included in the computation of the March 31, 2001 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $15.50 and expire between 2008 and 2011. The warrants have an exercise price of $14.50 and expire as described in Note 9 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

         Options to purchase 292,863 shares of common stock and warrants to purchase 500,000 shares of common stock were outstanding as of March 31, 2000 but are not included in the computation of the March 31, 2000 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares. The options have exercise prices ranging from $3.38 to $15.50 and expire between 2008 and 2010. The warrants have an exercise price of $14.50 and expire as described in Note 9 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

4.       LONG-TERM DEBT

         Effective March 30, 2001, the Company entered into a Forbearance Agreement, as amended, with Bank of America, N.A. ("Bank of America") wherein Bank of America will forbear from exercising its rights and remedies allowed under a $50 million amended and restated credit facility (the "Credit Facility") due to certain defaults until March 31, 2002 or upon earlier termination as defined in the Forbearance Agreement ("the Termination Date"). The period from March 30, 2001 through the Termination Date is defined as the Forbearance Period. The Forbearance Agreement provides for the monthly payment, during the Forbearance Period, of interest based on the Bank of America prime rate plus 2.5% per annum and principal payments of $135,000 beginning on May 15, 2001 and a payment of Excess Cash Flow, as defined, on the ninetieth day following the last day of each fiscal year. As of March 31, 2001, there was no payment of Excess Cash Flow required. In addition, the Forbearance Agreement requires an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company's sale of IFM (see Note 7).

         The Forbearance Agreement further requires payments of $300,000 each on a short-term bridge loan (the "Bridge Loan") on May 31, 2001, August 31, 2001, and November 30, 2001 and adjusts certain of the financial ratio covenants. The Forbearance Agreement also provides for a forbearance and restructuring fee of $10,000 plus related expenses and interest at the rate then in effect plus 6% upon a Termination Event, as defined in the Forbearance Agreement.

         As of March 31, 2001 and December 31, 2000, $5,211,899 and $2,561,661,
         respectively, was outstanding under the Working Capital Loans, as defined, and $37,192,539 and $39,443,039, respectively, was outstanding under the Acquisition Loans, as defined. No funds were available for borrowing under the Credit Facility as of March 31, 2001, except as may be available under the sweep arrangement (see below). In addition, the Company had outstanding standby letters of credit of $2,400,000 and $2,544,000 as of March 31, 2001 and December 31, 2000, respectively. These letters of credit, which have terms through January 2002, collateralize the Company's obligations to third parties in connection with an acquisition (see Note 15 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000).

         In connection with the Forbearance Agreement, the Company has agreed to issue a warrant to Bank of America to acquire common shares equal to 3% of the Company's total shares for $.05 per share. The warrant is exercisable by Bank of America during a three-year period without regard to the status of the Credit Facility or the Bridge Loan. The Company will record the estimated fair value of the warrant as of April 2001 of approximately $260,000, determined using the Black-Scholes Model (using weighted average assumptions as follows: dividend yield of 0%, expected life of five years, expected volatility of 107.6% and a risk free interest rate of 4.44%) as a deferred cost and will amortize the deferred cost over the Forbearance Period.

         The Forbearance Agreement also requires the Company to hire on or before June 30, 2001 a new chief operating officer (which has been done), restricts the repayment of principal debt to junior lien holders, as defined, and either i) sell the assets of the Ideas for Medicine product line (IFM) or ii) obtain an agreement from the seller of the IFM product line to defer all payments under the related promissory note (see below) through the Termination Date (See Note 7 regarding the sale of IFM).

         The Forbearance Agreement amends the Credit Facility such that the Working Capital Loans shall not exceed the least of i) the Working Capital Sublimit of $10 million, as reduced due to the sale of IFM (see Note 7) as defined; ii) an amount equal to the Borrowing Base, as defined; and iii) the Revolving Credit Commitment, as defined, then in effect.

         As of March 31, 2001 and December 31, 2000, the Company has classified the Credit Facility as due in 2002 in accordance with the terms of the Forbearance Agreement.

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

         Effective March 30, 2001, through the Termination Date of the Forbearance Agreement, the Credit Facility bears interest at the Bank of America prime rate plus 2.5% per annum. At December 31, 2000, the Credit Facility bore interest, at the option of the Company, at the Index Rate or adjusted LIBOR, as defined in the agreement, plus an applicable margin ranging from 3.50% to 4.50%. The applicable margin applied is based on the Company's leverage ratio, as defined in the agreement. As of March 31, 2001, the Company's interest rate on the Credit Facility is approximately 9.6%. As of December 31, 2000, the Company's interest rate on the Credit Facility was based on the Index Rate with a resulting rate of approximately 11%. The Bridge Loan bears interest, at the option of the Company, at the Index Rate or Adjusted LIBOR, as defined in the Bridge Loan documents, plus 4.5%. As of March 31, 2001 and December 31, 2000, the Company's interest rate on the Bridge Loan is based on the Index Rate with a resulting rate of approximately 9.78% and 11.32%, respectively.

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

         The Company's Credit Facility contains certain restrictive covenants that require minimum net worth and EBITDA thresholds as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. As of December 31, 2000, the Company had violated certain of these financial covenants and, as a result, was in default under its Credit Facility. In addition, the Company was also in default under its Credit Facility as a result of not making its principal payment of approximately $2.5 million due October 1, 2000, as well as non-payment of the Bridge Loan that was due on August 30, 2000. Revised restrictive covenants for the Forbearance Period have been set in the Forbearance Agreement, and the Company was in compliance with those covenants as of March 31, 2001.

         As of December 31, 2000, the Company had a promissory note (the "Note") outstanding in the approximate amount of $5.3 million in connection with the October 9, 2000 purchase of IFM (see Note 6 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000). On March 30, 2001, the Company sold the assets of IFM (see Note 7). In connection with the sale, the Buyer assumed the Note.

5.       RELATED-PARTY TRANSACTIONS

         As discussed in Note 4, on June 6, 2000, the Company obtained the Bridge Loan from Bank of America in the amount of $900,000, which was used to fund the Shareholder Bridge Loan to the Company's CEO. The Shareholder Bridge Loan requires interest at either the Index Rate or adjusted LIBOR, as defined in the Shareholder Bridge Loan, plus 4.5%, as elected by the CEO. As of March 31, 2001 and December 31, 2000, the interest rate is based on the Index Rate with a resulting rate of approximately 9.78% and 11.32%, respectively. The Shareholder Bridge Loan and related interest were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due to Bank of America under the Bridge Loan, thereby causing the Company to default under the Bridge Loan and its Credit Facility (see Note 4). The Shareholder Bridge Loan and related accrued interest of $81,112 and $49,330 are recorded as contra-equity in the consolidated balance sheet as of March 31, 2001 and December 31, 2000, respectively.

         The Company has unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable in the amount of $337,837, plus accrued interest receivable of $148,529 and $141,772 as of March 31, 2001 and December 31, 2000, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997. Three of the notes were due September 20, 2000, and the remaining three notes were due October 12, 2000. All of these notes are in default as a result of non-payment. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets.

         See Note 12 of the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000 for descriptions of the Company's other related party transactions.

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

         On June 27, 1997, the Company entered into a distribution agreement with an overseas distributor (the "Distributor") granting the Distributor exclusive distribution rights for one of the Company's hemodialysis catheter products in certain foreign territories. Under the agreement, the Distributor has agreed to purchase, and the Company has agreed to sell a minimum number of units each year through June 2000. The term of the agreement has been renewed through June 2002, and there are minimum commitments for each year during the renewal term. As of March 31, 2001, neither company was in compliance with the distribution agreement. However, management does not believe there is any exposure as a result of these violations and is currently negotiating new terms with the distributor.

         On December 11, 1998, the Company entered into a multi-year distribution agreement (the "Distribution Agreement") with a medical device manufacturer, Possis Medical, Inc. ("Possis").

         The Distribution Agreement provides for Possis to supply, and the Company to purchase, certain minimum levels of vascular grafts for an initial term of three years. The Distribution Agreement may be automatically extended up to two additional years upon the achievement of annual minimum purchase targets as defined in the Distribution Agreement. The Distribution Agreement requires the Company to purchase a minimum of 4,500 units, 6,300 units and 8,800 units in the first 3 years, respectively, following December 11, 1998. The Distributor Agreement is cancelable at the option of the distributor if the Company fails to meet the quotas required under the Distribution Agreement. As of March 31, 2001 and December 31, 2000, the Company was not in compliance with the minimum commitments under the Distribution Agreement. In January 2001, Possis filed suit in United States District Court for the District of Minnesota for alleged breach of this agreement. The Company has asserted a counterclaim in which the Company alleges that as a result of problems with the Perma-Seal graft, Possis has breached this agreement. The Company contends in its counterclaim it would not have entered into the distribution agreement but for the material misrepresentations made by Possis to the Company about the Perma-Seal graft. Possis has filed a motion to amend its complaint, but the Court has not ruled upon the motion. As of March 31, 2001 and December 31, 2000, the Company has accrued for expected product returns related to Possis and has written-off all related inventory in the consolidated balance sheets.

         In connection with the Company's October 15, 1998 purchase of Stepic Corporation ("Stepic"), the Company agreed to pay Stepic up to an additional $4.8 million upon the successful achievement of certain specified future earnings targets by Stepic. Any additional purchase payments made under the purchase agreement will be accounted for as additional costs of acquired assets. During 1999 and 2000, the Company recorded additional purchase price payable to the previous Stepic shareholders of approximately $2.1 million and $1.2 million, respectively, representing the Company's additional earned contingent payments for fiscal years 1999 and 2000 as required by the purchase agreement (the "Purchase Agreement"). In addition, the Company recorded approximately $437,000 related to the 2001 contingent payment during the year ended December 31, 2000. This amount was included in accrued expenses as of March 31, 2001 and December 31, 2000. The 2000 contingent payment was due December 15, 2000 and $2.3 million, which was previously accrued, was paid from proceeds from the Credit Facility. On December 15, 2000, the Company amended the Purchase Agreement so that the 2000 contingent payment of approximately $1.2 million could be paid, together with interest at 11%, through April 2001. The Company has not made any payments to the Stepic shareholders under the December 15, 2000 amendment since January 2001, and two of the three previous Stepic shareholders (the "Plaintiffs") filed suit against the Company for non-payment. On March 30, 2001, the Company entered into a Settlement Agreement with the Plaintiffs wherein the Plaintiffs have agreed to voluntarily dismiss their pending lawsuit against the Company, and the Company has agreed to pay the 2000 contingent payment at a rate of $9,400 per month beginning on April 15, 2001, until final payment of the remaining outstanding balance on

         February 10, 2002. In addition, the Company will pay interest to the Plaintiffs on the unpaid balance of the 2000 contingent payment at the rate of 11% per annum, including a lump sum interest payment of approximately $27,000 that has accrued since the Company's last payment to the Plaintiffs. Should Stepic's earnings exceed the target amount of $3.9 million for the third anniversary year, the liability will be increased up to a cap of approximately $1.6 million. The final contingent payment is due December 15, 2001 and will be paid from general company funds or funds obtained from the Company's lenders through an increase in its current credit facility. Should the Company not obtain an increase in its current credit facility, the Company may not have sufficient funds to meet its obligations and, therefore, will be required to negotiate new payment terms with the Stepic shareholders. Should these negotiations not be successful and should the Company be required to pay the additional purchase payment when due, there could be a material adverse effect on the Company's business, consolidated financial condition and results of operations.

         The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $471,000 as of March 31, 2001 and December 31, 2000, related to amounts to be rebated to the various distributors.

         The Company is party to numerous agreements which contain certain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events occur.

7.       SALE OF IFM

         Effective March 30, 2001 (the "Closing Date"), the Company completed the sale of certain IFM assets for the assumption of the Note related to IFM (see Note 4), cash of $2,250,500 upon closing, and cash of $150,000 due six months from the Closing Date (the "Second Installment"). Assets sold include inventory of $3.3 million, property and equipment of $2.4 million, and intangibles of $1.6 million. The asset purchase agreement provides for a purchase price adjustment related to certain inventory values within five business days after the Closing Date. Based on the values of the inventory following the Closing Date, the Company recorded additional purchase price receivable of approximately $70,000 as of March 31, 2001. In addition to the purchase of certain assets, the buyer assumed the Company's sublease of the IFM facility and the related employees.

         During the year ended December 31, 2000, the Company recognized an impairment loss, in accordance with APB No. 17, on the long-lived assets of IFM. The Company recognized a non-cash pre-tax charge of $12.1 million during the year ended December 31, 2000 to write the assets down to their estimated fair value based on management's estimate of the expected proceeds to be received upon the sale of IFM.

8.       SEGMENT INFORMATION

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

         The table below presents information about the reported sales (which include intersegment revenues) and gross profit (which include intersegment gross profit) of the Company's segments for the three months ended March 31, 2001 and 2000.

                                       Three Months Ended               Three Months Ended
                                         March 31, 2001                   March 31, 2000
                                -------------------------------    ----------------------------

                                  Sales        Gross Profit           Sales       Gross Profit
                                ------------    ------------       ------------    ------------
         Manufacturing .....    $  7,285,449    $  3,958,527       $  7,280,958    $  3,824,026
         Distribution ......       9,565,534       1,819,458         10,802,465       2,237,309
                                ------------    ------------       ------------    ------------
                                $ 16,850,983    $  5,777,985       $ 18,083,423    $  6,061,335
                                ============    ============       ============    ============

         A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for the three months ended March 31, 2001 and 2000 is as follows:

                                                                                     Three Months Ended     Three Months Ended
                                                                                        March 31, 2001         March 31, 2000
                                                                                     ------------------     ------------------
                  Total segment sales ........................................          $ 16,850,983           $ 18,083,423
                  Elimination of intersegment sales ..........................              (431,200)              (984,220)
                                                                                        ------------           ------------
                  Consolidated sales .........................................          $ 16,419,783           $ 17,099,203
                                                                                        ============           ============


                                                                                     Three Months Ended     Three Months Ended
                                                                                        March 31, 2001         March 31, 2000
                                                                                     ------------------     ------------------
                  Total segment gross profit .................................          $  5,777,985           $  6,061,335
                  Elimination of intersegment gross profit ...................               150,706                (22,730)
                                                                                        ------------           ------------
                  Consolidated gross profit ..................................          $  5,928,691           $  6,038,605
                                                                                        ============           ============


         A reconciliation of total segment assets to total consolidated assets of the Company as of March 31, 2001 and December 31, 2000 is as follows:

                                                                                           March 31, 2001   December 31, 2000
                                                                                           --------------   -----------------
                           Manufacturing                                                     $41,570,025        $46,196,933
                           Distribution                                                       38,162,894         39,879,507
                                                                                            ------------       ------------
                           Total segment assets ..................................            79,732,919         86,076,440
                           Elimination of intersegment receivables ...............              (312,932)           (37,954)
                                                                                            ------------       ------------
                           Consolidated assets ...................................          $ 79,419,987       $ 86,038,486
                                                                                            ============       ============

         The Company's operations are located in the United States. Thus, substantially all of the Company's assets are located domestically. Sales information by geographic area for the three months ended March 31, 2001 and 2000, are as follows:

                                                                 Three Months Ended
                                                            March 31,           March 31,
                                                              2001                2000
                                                          --------------------------------
              United States .........................     $ 15,725,922        $ 16,294,541
              Foreign ...............................          693,861             804,662
                                                          ------------        ------------
                                                          $ 16,419,783        $ 17,099,203
                                                          ============        ============

9.       LIQUIDITY

         During the third quarter of 2000, the Company retained a management consulting firm (the "Consulting Firm") to assist the Company in developing a plan ("the Plan") to improve cash flow and financial controls, increase operating efficiencies, reduce costs and expenses, and restructure its current senior indebtedness. The Plan is designed to maintain liquidity throughout 2001.

         The Company began implementation of the Plan during the fourth quarter of 2000. As of December 31, 2000, the Company had reduced the executive management group, reduced certain of its product offerings, discontinued plans to rework product that does not meet specification, wrote off its inventory valuation for the Possis graft line (see Note
         6), and modified its inventory purchasing procedures to provide better controls and to match purchases to forecasted and actual demand. During the first quarter of 2001, the Company has continued to implement components of the Plan by reducing costs, improving production planning, by launching a new version of an existing product (the "Titanium Vortex Port") at the end of March 2001, and by planning further new product introductions (the Plastic Vortex Port and the Super Circle Catheter -- both pending final FDA approval) later during 2001. Management expects these new products to gain market share due to their technological advantages and to command higher selling prices than the Company's existing ports and catheter products. The Company's unaudited interim condensed consolidated financial statements through March 31, 2001 indicate that the Company has generated operating income of approximately $795,000 which is ahead of the Company's plan through March 31, 2001.

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

                  3. Sold the assets of IFM effective March 30, 2001 for cash of $2,400,500 (to be adjusted as described in Note 7) and the assumption of approximately $5.6 million of the Company's long-term debt related to IFM.

                  4. Entered into a Settlement Agreement with two of the former Stepic shareholders calling for revised payment terms of $9,400 per month through February 10, 2002, thus eliminating the default conditions that existed and settling the outstanding legal action commenced during the first quarter of 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Net Sales. Net sales decreased 4% to $16.4 million for the first quarter of 2001 from $17.1 million for the first quarter of 2000. This decrease is primarily attributable to a decline in sales volume in the Company's chronic hemodialysis catheter product line and the discontinuance of the Perma-Seal graft ("Possis") product line in the first quarter 2001. In addition, there was a decline in volume in distribution sales in the first quarter 2001 due to changes at the manufacturer level in both technology and market place conditions. The allocation of net sales on a segment basis for the three months ended March 31, 2001 resulted in net sales of $7.3 million from the manufacturing segment and $9.6 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the three months ended March 31, 2000 resulted in net sales of $7.3 million from the manufacturing segment and $10.8 million from the distribution segment, before intersegment eliminations.

         Gross Profit. Gross profit decreased 1.8% to $5.9 million for the first quarter of 2001 from $6 million for the first quarter of 2000. Gross margin increased to 36.1% in the first quarter of 2001 from 35.3% in the first quarter of 2000. The increase in gross margin is the result of higher gross margin on the Company's manufactured products as well as lower rebates granted to the Company's distributors in first quarter 2001 compared to first quarter 2000. In addition, distribution sales, which generate a much lower gross margin, comprised a smaller percentage of total sales in first quarter 2001 compared to first quarter 2000. The allocation of gross profit between segments for the three months ended March 31, 2001 resulted in gross profit of $4 million from the manufacturing segment and $1.8 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the three months ended March 31, 2000 resulted in gross profit of $3.8 million from the manufacturing segment and $2.2 million from the distribution segment, before intersegment eliminations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased approximately $456,500 or 9.8% to approximately $5.1 million for the first quarter of 2001 compared with $4.7 million for the first quarter of 2000. This increase is substantially due to restructuring charges in first quarter 2001. SG&A expenses increased as a percentage of net sales to 31.3% for the first quarter of 2001 from 27.4% for the first quarter of 2000. This increase is primarily due to decreased sales in first quarter 2001 from first quarter 2000.

         Interest Expense. Net interest expense increased to approximately $1.3 million in the first quarter of 2001 compared to approximately $1.2 million in the first quarter of 2000. The increase in 2001 is due to higher debt outstanding during the first quarter of 2001 compared to the first quarter of 2000 as well as higher interest rates under the Company's Credit Facility in first quarter 2001.

         Income Tax Expense. The Company generated an income tax benefit of approximately $137,000 during the first quarter of 2001 which was reduced fully by a valuation allowance on the deferred tax assets generated by the income tax benefit. The valuation allowance is deemed necessary due to uncertainties indicated by the Company's taxable loss during first quarter 2001 and the forecasted taxable loss for the year ending December 31, 2001. The first quarter 2000 income tax provision of approximately $154,000 represents the federal and state taxes on pretax income of approximately $237,000, adjusted for certain nondeductible items.

LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was ($607,330) for the three months ended March 31, 2001 compared with $707,908 for the three months ended March 31, 2000. The decrease in cash provided by operations during 2001 compared to 2000 was primarily attributable to an increase in inventories and prepaid expenses as well as lower reductions in accounts receivable during 2001 as compared to 2000. In August 2000, the Company restructured the terms of outstanding accounts receivable of approximately $2.5 million from two of the Company's largest distributors. As a result of the restructuring, the outstanding balances will be collected over a period of approximately twelve months, beginning August 2000. As of March 31, 2001, the two distributors have complied with the restructuring terms.

Net cash provided by (used in) investing activities was $2,184,816 in the three months ended March 31, 2001 compared to $(37,249) in the three months ended March 31, 2000. Substantially all of the investing activities in 2001 related to the sale of IFM while all of the investing activity in 2000 was for capital expenditures for the Company's facilities.

Net cash used in financing activities was $798,554 for the three months ended March 31, 2001 compared to $496,007 for the three months ended March 31, 2000. Financing activities in the period ending 2001 consisted primarily of principal payments on outstanding debt attributable to depository funds of approximately $17.2 million applied against the working capital loan under the Company's Credit Facility pursuant to the Company's sweep arrangement with Bank of America (see below) and approximately $2.2 million from the proceeds of the sale of IFM (see Note 7 to the Company's interim condensed consolidated financial statements included elsewhere in this Form 10-Q). These payments were offset by cash proceeds issued to the Company of approximately $19.7 million from Bank of America under the same sweep arrangement. Financing activities in the period ending 2000 principally consisted of principal payments on the Company's outstanding debt of its other creditors.

As discussed more fully in Note 6 of the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000, on March 30, 2001, the Company entered into a Forbearance Agreement, as amended, with Bank of America. Under the terms of the Forbearance Agreement, Bank of America has agreed that it will not foreclose on, or institute legal action to collect, the debt outstanding under the Credit Facility with Bank of America, including the Bridge Loan, until March 31, 2002, or until the earlier termination of the Forbearance Agreement. Bank of America may terminate the Forbearance Agreement prior to March 31, 2002, upon the occurrence of certain events as described below.

The Forbearance Agreement modifies the payment terms of the debt outstanding under the Credit Facility. The Company has agreed to pay any accrued and unpaid interest on the debt outstanding under the Credit Facility on the first day of each month, commencing on April 1, 2001, and to repay $135,000 in principal each month, beginning on May 15, 2001. The Company is required to make an additional principal repayment on October 10, 2001, in an amount equal to $150,000 or the gross proceeds to the Company of the second installment payment pursuant to the sale of the IFM business. In addition, the Company is required to prepay on the 90th day following the last day of each fiscal year, beginning on March 30, 2001, an amount equal to the Company's Excess Cash Flow (as defined in the Credit Agreement) for each fiscal year. The Company has agreed to pay any accrued and unpaid interest on the Bridge Loan on the first day of each month, commencing on April 1, 2001, and to repay $300,000 in principal on or before each of May 31 and August 31, 2001. The unpaid balance of the Bridge Loan will be due on November 30, 2001. Interest will continue to accrue on the principal balances of all debt outstanding under the Credit Facility at the Bank of America prime rate plus 2.5%. Upon expiration or early termination of the Forbearance Agreement, interest will accrue at the rate then in effect plus 6%.

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

During the Forbearance Period, the Credit Facility bears interest at the Bank of America prime rate plus 2.5%. Prior to March 30, 2001, the Credit Facility bore interest at a rate to be selected by the Company from certain options defined in the agreement. At March 31, 2001 and December 31, 2000, the Company's interest rate was approximately 9.6% and 11.01%, respectively. The total balance outstanding under the Credit Facility was approximately $43.3 and $42.9 million and no funds were available for borrowing under the Credit Facility at March 31, 2001 and December 31, 2000, respectively, except as may be available under the sweep arrangement (see below). In addition, the Company had outstanding standby letters of credit at March 31, 2001 and December 31, 2000 of approximately $2.4 and $2.5 million, respectively, which collateralize the Company's obligations to third parties in connection with a 1998 acquisition.

The Company's Credit Facility contains certain restrictive covenants that require a minimum net worth, cash flow from operations and EBITDA as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. On March 30, 2001, the effective date of the Forbearance Agreement, the Company and Bank of America revised the covenants and, as of March 31, 2001, the Company is in compliance with these covenants.

The Company and Bank of America amended the Credit Facility on June 6, 2000 to provide the Bridge Loan to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund the Shareholder Bridge Loan to Marshall B. Hunt, the Company's chairman, CEO and largest shareholder (See Note 5 to the Company's interim condensed consolidated financial statements included elsewhere in this Form 10-Q). The Bridge Loan, the Shareholder Bridge Loan, and related interest were due on August 30, 2000. As of March 31, 2001, the Shareholder Bridge Loan was not paid to the Company, and the Company has not paid the Bridge Loan and related interest. The payments terms of the Bridge Loan were restructured under the Forbearance Agreement (see above).

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

LIQUIDITY

During the third quarter of 2000, the Company retained a management consulting firm (the "Consulting Firm") to assist the Company in developing a plan ("the Plan") to improve cash flow and financial controls, increase operating efficiencies, reduce costs and expenses, and restructure its current senior indebtedness. The Plan is designed to maintain liquidity throughout 2001.

The Company began implementation of the Plan during the fourth quarter of 2000. As of December 31, 2000, the Company had reduced the executive management group, reduced certain of its product offerings, discontinued plans to rework product that does not meet specification, wrote off its inventory valuation for the Possis graft line (see Note 6 to the Company's interim condensed consolidated financial statements included elsewhere in this Form 10-Q), and modified its inventory purchasing procedures to provide better controls and to match purchases to forecasted and actual demand. During the first quarter of 2001, the Company has continued to implement components of the Plan by reducing costs, improving production planning, by launching a new version of an existing product (the "Titanium Vortex Port") at the end of March 2001, and by planning further new product introductions (the Plastic Vortex Port and the Super Circle Catheter -- both pending final FDA approval) later during 2001. Management expects these new products to gain market share due to their technological advantages and to command higher selling prices than the Company's existing ports and catheter products. The Company's unaudited interim condensed consolidated financial statements through March 31, 2001 indicate that the Company has generated operating income of approximately $795,000 which is ahead of the Company's plan through March 31, 2001.

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

         3. Sold the assets of IFM effective March 30, 2001 for cash of $2,400,500 (to be adjusted as described in Note 7 to the Company's interim condensed consolidated financial statements included elsewhere in this Form 10-Q) and the assumption of approximately $5.6 million of the Company's long-term debt related to IFM.

         4. Entered into a Settlement Agreement with two of the former Stepic shareholders calling for revised payment terms of $9,400 per month through February 10, 2002, thus eliminating the default conditions that existed and settling the outstanding legal action commenced during the first quarter of 2001.

         5. Reached agreement with the Company's CEO to collect $900,000 in 2001 in connection with the Shareholder Bridge Loan. The proceeds from these collections will be used to reduce the Company's indebtedness with Bank of America. In March 2001, the CEO also agreed to provide additional liens on certain of the CEO's assets to further collateralize the indebtedness.

Management believes that the Plan, if successfully implemented, will enable the Company to comply with the financial covenants contained in the Forbearance Agreement and maintain adequate liquidity throughout 2001. There can be no assurance, however, that the Company will be able to successfully implement all components of the Plan or that the Plan is adequate. Management believes that should the Company fall short of its targets, certain additional costs and expenditures will be reduced to comply with the Forbearance Agreement and maintain adequate liquidity. There can be no assurance, however, that the Company will be able to comply with the Forbearance Agreement and maintain adequate liquidity through additional cost and expenditure reductions if it fails to successfully implement the Plan.

RECENTLY ISSUED ACCOUNTING STANDARDS

Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the possible inadequacy of the Company's cash flow from operations and cash available from external financing, the Company's limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company's potential exposure to product liability, the inability to introduce new products, the Company's reliance on a few large customers, the Company's dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company's ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained in the Company's Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 30, 2001, the additional interest expense would be material to the Company's consolidated financial position, results of operations and cash flows.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On December 11, 1998, the Company entered into a multi-year distribution agreement with Possis for the Perma-Seal dialysis access graft. On February 14, 1999, the Company launched the Perma-Seal dialysis access graft and began marketing the product on a worldwide basis. The Perma-Seal Graft is constructed of silicone elastomer and polyester yarn and is designed for immediate access and for allowing the dialysis clinician to access the patient the same day as the graft is implanted. In January 2001, Possis filed suit in United States District Court for the District of Minnesota for alleged breach of this agreement. The Company has asserted a counterclaim in which the Company alleges that as a result of problems with the Perma-Seal graft, Possis has breached this agreement. The Company contends in its counterclaim it would not have entered into the distribution agreement but for the material misrepresentations made by Possis to the Company about the Perma-Seal graft. Possis has filed a motion to amend its complaint, but the Court has not ruled upon the motion.

In 2000, the former Stepic shareholders earned an additional $1.2 million pursuant to the terms of the October 15, 1998 stock purchase agreement. In December 2000, the Company and the former Stepic shareholders amended the Stepic purchase agreement so that this additional amount could be paid, together with interest, over a period from December 2000 through May 2001. The Company has not made any payments under this amendment since January of 2001. On February 14, 2001, two of the former Stepic shareholders, Steven Picheny and Howard Fuchs, filed suit against the Company in the United States District Court for the Southern District of New York for breach of the amended agreement for failure to make the scheduled payments. The Company settled the lawsuit on March 30, 2001, by agreeing with the two former Stepic shareholders (i) to pay all accrued interest through March 30, 2001, (ii) to make payments of $9,400 and accrued interest on a monthly basis from April 15, 2001 through February 10, 2002, and
(iii) to pay the remaining balance of such additional amount on or before February 10, 2002.


ITEM 2.  CHANGES IN SECURITIES.

(a) On March 30, 2001, the Company entered into a Forbearance Agreement with Bank of America relating to the Credit Facility. The Credit Facility, as amended, currently prohibits the payment of dividends on the Company's capital stock and also restricts the Company's capital expenditures.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(a) As of December 31, 2000 and through March 29, 2001, the Company was in violation of certain of the financial covenants contained in its Credit Facility, and as a result, was in default under the Credit Facility. In addition, the Company was also in default under the Credit Facility as a result of not making its principal payments of approximately $2.5 million each due October 1, 2000 and January 1, 2001, as well as non-payment of the 900,000 Bridge Loan that was due August 30, 2000. As of March 31, 2001, the total amount outstanding under the Credit Facility was approximately $43.3 million. In addition, the Company has outstanding letters of credit of approximately $2.4 million, which collateralize the Company's obligations to third parties in connection with a 1998 acquisition. The total amount outstanding under the Bridge Loan is $900,000, plus accrued unpaid interest since August 30, 2000.

         Effective March 30, 2001, the Company entered into a Forbearance Agreement, as amended, with Bank of America wherein Bank of America will forbear from exercising its rights and remedies allowed under the Credit Facility due to certain defaults until March 31, 2002 or upon earlier termination of the Forbearance Agreement. See Notes 4 and 5 to the Company's unaudited interim condensed consolidated financial statements included in this Form 10-Q and the Liquidity and Capital Resources section in Item 3 of Part I for further discussion regarding the Forbearance Agreement and the Company's defaults under the Credit Facility and the Bridge Loan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit Number    Description
         --------------    -----------
         10.1              Employment Agreement, dated as of April 12, 2001,
                           between Michael J. Mark and the Company.


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                         HORIZON MEDICAL PRODUCTS, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HORIZON MEDICAL PRODUCTS, INC.
                                        -------------------------------
                                        (Registrant)


May 15, 2001                            /s/ William E. Peterson, Jr.
------------                            -------------------------------
                                        President
                                        (Principal Financial Officer and
                                        Duly Authorized Officer)