Form 10-Q
period 2001-06-30
HORIZON MEDICAL PRODUCTS INC
filed 2001-08-14
CIK 1052958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24025

HORIZON MEDICAL PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1882343

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Horizon Way P.O. Box 627 Manchester, Georgia	31816

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	706-846-3126

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [   ]

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 14, 2001 was 13,366,278.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
Common Stock Purchase Warrant
Employment Agreement

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2001

INDEX

PART I	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements	3

		Interim Condensed Consolidated Balance Sheets	4

		Interim Condensed Consolidated Statements of Operations	5

		Interim Condensed Consolidated Statements of Cash Flows	7

		Notes to Interim Condensed Consolidated Financial Statements	8

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

PART II	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	28

	ITEM 4.	Submission of Matters to a Vote of Security Holders	28

	ITEM 6.	Exhibits and Reports on Form 8-K	30

	SIGNATURE		31

PART I.    FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

Interim Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000.

Interim Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and June 30, 2000 (unaudited).

Interim Condensed Consolidated Statements of Operations for the six months ended June 30, 2001 and June 30, 2000 (unaudited).

Interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000 (unaudited).

Notes to Interim Condensed Consolidated Financial Statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
	ASSETS

Current assets:

Cash and cash equivalents	$2,272,604	$537,954

Accounts receivable – trade, net	12,370,734	14,452,768

Inventories	17,239,836	20,721,483

Prepaid expenses and other current assets	2,135,610	1,306,043

Income tax receivable		1,903,802

Total current assets	34,018,784	38,922,050

Property and equipment, net	2,968,464	5,680,473

Intangible assets, net	39,372,747	41,902,486

Other assets	216,208	222,408

Total assets	$76,576,203	$86,727,417

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Cash overdraft		$609,176

Accounts payable – trade	$7,412,332	8,897,350

Accrued salaries and commissions	465,306	178,408

Accrued royalties	53,838	89,577

Accrued interest	347,773	814,150

Accrued rebate payable	624,944	688,931

Other accrued expenses	1,180,157	955,229

Income taxes payable	35,107

Current portion of long-term debt	45,210,232	11,430,228

Total current liabilities	55,329,689	23,663,049

Long-term debt, net of current portion	67,587	40,597,750

Other liabilities	127,159	134,558

Total liabilities	55,524,435	64,395,357

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:

Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding

Common stock, $.001 par value per share; 50,000,000 shares authorized, 13,366,278 shares issued and outstanding as of June 30, 2001 and December 31, 2000	13,366	13,366

Additional paid-in capital	52,086,125	51,826,125

Shareholders’ notes receivable	(1,194,171)	(1,428,939)

Accumulated deficit	(29,853,552)	(28,078,492)

Total shareholders’ equity	21,051,768	22,332,060

Total liabilities and shareholders’ equity	$76,576,203	$86,727,417

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,

	2001	2000

	(Unaudited)	(Unaudited)

Net sales	$15,070,099	$16,364,545

Cost of goods sold	9,767,642	11,260,420

Gross profit	5,302,457	5,104,125

Selling, general and administrative expenses	5,473,935	4,715,335

Operating (loss) income	(171,478)	388,790

Other income (expense):

Interest expense	(1,189,455)	(1,329,649)

Other income	20,396	28,498

	(1,169,059)	(1,301,151)

Loss before income taxes	(1,340,537)	(912,361)

Income tax benefit		295,759

Net loss	$(1,340,537)	$(616,602)

Net loss per share – basic and diluted	$(0.10)	$(0.05)

Weighted average common shares outstanding – basic and diluted	13,366,278	13,366,278

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)	(Unaudited)

Net sales	$31,489,882	$33,463,746

Cost of goods sold	20,258,734	22,321,019

Gross profit	11,231,148	11,142,727

Selling, general and administrative expenses	10,607,194	9,392,083

Operating income	623,954	1,750,644

Other income (expense):

Interest expense	(2,448,849)	(2,500,580)

Other income	49,835	74,399

	(2,399,014)	(2,426,181)

Loss before income taxes	(1,775,060)	(675,537)

Income tax benefit		142,029

Net loss	(1,775,060)	(533,508)

Net loss per share – basic and diluted	$(0.13)	$(0.04)

Weighted average common shares outstanding – basic and diluted	13,366,278	13,366,278

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(1,775,060)	$(533,508)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation expense	509,088	384,011

Amortization expense	1,299,247	1,458,143

Amortization of discount	41,370

Non-cash increase in notes receivable-shareholders	(65,232)	(20,415)

(Increase) decrease in operating assets and liabilities, net:

Accounts receivable-trade	2,082,034	1,774,014

Inventories	201,499	(130,547)

Prepaid expenses and other assets	(227,803)	91,944

Income tax receivable/payable	1,938,909	112,355

Accounts payable — trade	(1,485,018)	(2,305,474)

Accrued expenses and other liabilities	(245,343)	42,972

Net cash provided by operating activities	2,273,691	873,495

Cash flows from investing activities:

Cash proceeds from sale of IFM	2,250,500

Short-term bridge loan to shareholder		(900,000)

Payment of short-term bridge loan by shareholder	300,000

Capital expenditures	(153,255)	(105,631)

Net cash provided by (used in) investing activities	2,397,245	(1,005,631)

Cash flows from financing activities:

Debt issue costs	(151,714)

Cash overdraft	(609,176)

Proceeds from issuance of long-term debt	36,818,333	900,000

Principal payments on long-term debt	(38,993,729)	(702,583)

Net cash (used in) provided by financing activities	(2,936,286)	197,417

Net increase in cash and cash equivalents	1,734,650	65,281

Cash and cash equivalents, beginning of period	537,954	1,991,427

Cash and cash equivalents, end of period	$2,272,604	$2,056,708

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (the “Company”) at December 31, 2000 has been derived from the Company’s audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and instructions to Form 10-Q. The interim condensed consolidated financial statements at June 30, 2001, and for the three and six months ended June 30, 2001 and 2000 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2000, including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

Reclassifications – Certain reclassifications have been made to the consolidated financial statements of the previous periods in order to make them comparable to the current period’s presentation. These reclassifications had no impact on previously reported shareholders’ equity, net loss or cash flows from operating activities.

Recently Issued Accounting Standards – In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 133, as amended by SFAS No. 138, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, an amendment to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not hold derivative instruments or engage in hedging activities.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The Company does not expect the adoption of SFAS No. 141 to have a material impact on the interim condensed consolidated financial statements.

SFAS No. 142 supercedes APB No. 17, Intangible Assets, and its provisions are effective for fiscal years beginning after December 15, 2001. SFAS No.142 requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level (reporting unit levels to be determined upon adoption); 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. As of June 30, 2001, the Company has goodwill and other intangible assets of $39.4 million and has recognized amortization expense of approximately $1.3 million during the six months ended June 30, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 142. However, the Company believes that a material impairment could be required based on the fair value of its acquired businesses at the date of implementation.

2.	Inventories

A summary of inventories is as follows:

	June 30,	December 31,
	2001	2000

Raw materials	$4,069,670	$4,013,959

Work in process	1,665,872	3,706,925

Finished goods	15,541,421	17,805,996

	21,276,963	25,526,880

Less inventory reserves	(4,037,127)	(4,805,397)

	$17,239,836	$20,721,483

3.	Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2001			June 30, 2001

	Loss	Shares	Per-share	Loss	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(1,340,537)	13,366,278	$(0.10)	$(1,775,060)	13,366,278	$(0.13)

Diluted EPS	$(1,340,537)	13,366,278	$(0.10)	$(1,775,060)	13,366,278	$(0.13)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2000			June 30, 2000

	Loss	Shares	Per-share	Loss	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(616,602)	13,366,278	$(0.05)	$(533,508)	13,366,278	$(0.04)

Diluted EPS	$(616,602)	13,366,278	$(0.05)	$(533,508)	13,366,278	$(0.04)

Options to purchase 620,550 shares of common stock and warrants to purchase 735,157 shares of common stock were outstanding as of June 30, 2001 but are not included in the computation of the June 30, 2001 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $15.50 and expire between 2008 and 2011. Warrants to purchase 300,000 shares of common stock have an exercise price of $14.50 and expire as described in Note 9 to the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000. Warrants to purchase 435,157 shares of common stock have an exercise price of $.05 per share and expire June 19, 2004.

Options to purchase 334,576 shares of common stock and warrants to purchase 400,000 shares of common stock were outstanding as of June 30, 2000 but are not included in the computation of the June 30, 2000 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $2.69 to $15.50 and expire between 2008 and 2010. The warrants have an exercise price of $14.50 and expire as described in Note 9 to the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000.

4.	Long-Term Debt

Effective March 30, 2001, the Company entered into a Forbearance Agreement, as amended, with Bank of America, N.A. (“Bank of America”) wherein Bank of America will forbear from exercising its rights and remedies allowed under a $50 million amended and restated credit facility (the “Credit Facility”) due to certain defaults until March 31, 2002 or upon earlier termination as defined in the Forbearance Agreement (“the Termination Date”). The period from March 30, 2001 through the Termination Date is defined as the Forbearance Period. The Forbearance Agreement provides for the monthly payment, during the Forbearance Period, of interest based on the Bank of America prime rate plus 2.5% per annum and principal payments of $135,000 beginning on May 15, 2001 and a payment of Excess Cash Flow, as defined in the Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2000. In addition, the Forbearance Agreement requires an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company’s sale of the Ideas for Medicine product line ("IFM") (see Note 7).

The Forbearance Agreement further requires payments of $300,000 each on a short-term bridge loan (the “Bridge Loan”) on May 31, 2001, August 31, 2001, and November 30, 2001 and adjusts certain of the financial ratio covenants. The installment due on May 31, 2001 under the Bridge Loan was paid. In addition, the installment due on August 31, 2001 under the Bridge Loan was paid in July 2001. The Forbearance Agreement also provides for a forbearance and restructuring fee of $10,000 plus related expenses and interest at the rate then in effect plus 6% upon a Termination Event, as defined in the Forbearance Agreement.

As of June 30, 2001 and December 31, 2000, $3,908,347 and $2,561,661, respectively, was outstanding under the Working Capital Loans and $36,922,539 and $39,443,039, respectively, was outstanding under the Acquisition Loans, each as defined in the Credit Facility. No funds were available for borrowing under the Credit Facility as of June 30, 2001, except as may be available under the sweep arrangement (see below). In addition, the Company had outstanding standby letters of credit of $2,400,000 and $2,544,000 as of June 30, 2001 and December 31, 2000, respectively. These letters of credit, which have terms through January 2002, collateralize the Company’s obligations to third parties in connection with an acquisition (see Note 15 to the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000).

In connection with the Forbearance Agreement, the Company issued a warrant to Bank of America to acquire 435,157 shares of the Company's Common Stock for $.05 per share. The warrant is exercisable by Bank of America during a three-year period without regard to the status of the Credit Facility or the Bridge Loan. The Company recorded the estimated fair value of the warrant as of April 2001 of $260,000, determined using the Black-Scholes Model (using weighted average assumptions as follows: dividend yield of 0%, expected life of five years, expected volatility of 107.6% and a risk free interest rate of 4.44%) as a deferred cost and is amortizing the deferred cost over the Forbearance Period.

The Forbearance Agreement also requires the Company to hire on or before June 30, 2001 a new chief operating officer, restricts the repayment of principal debt to junior lien holders, as defined, and either i) sell the assets of IFM or ii) obtain an agreement from the seller of the IFM product line to defer all payments under the related promissory note (see below) through the Termination Date (see Note 7 regarding the sale of the IFM product line). The Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and the Company is actively pursuing a replacement for the position. The Company sold the assets of the IFM product line as of March 30, 2001 (see Note 7).

The Forbearance Agreement amends the Credit Facility such that the Working Capital Loans shall not exceed the least of i) the Working Capital Sublimit of $10 million, as reduced due to the sale of IFM (see Note 7) as defined; ii) an amount equal to the Borrowing Base, as defined in the Credit Facility; and iii) the Revolving Credit Commitment, as defined in the Credit Facility, then in effect.

As of June 30, 2001 and December 31, 2000, the Company has classified the Credit Facility as due in 2002 in accordance with the terms of the Forbearance Agreement.

As permitted under the Credit Facility and Bridge Loan documents, Bank of America has instituted a sweep arrangement whereby funds collected in the Company’s lockbox accounts are swept periodically into a Bank of America account and applied against the outstanding loan under the Credit Facility. The financial institutions which hold such accounts have been notified by Bank of America that such lockbox arrangements have been instituted, and the Company’s as well as its subsidiaries’ right to withdraw, transfer or pay funds from the accounts has been terminated. The Company periodically will apply to receive additional loans under the Working

Capital Loans under the Credit Facility to the extent such loan has been paid down under the lockbox arrangement.

Effective March 30, 2001, through the Termination Date of the Forbearance Agreement, the Credit Facility bears interest at the Bank of America prime rate plus 2.5% per annum. As of June 30, 2001, the Company’s interest rate on the Credit Facility is approximately 9.5%. At December 31, 2000, the Credit Facility bore interest, at the option of the Company, at the Index Rate or Adjusted LIBOR, as defined in the Credit Facility, plus an applicable margin ranging from 3.5% to 4.5%. The applicable margin applied is based on the Company’s leverage ratio, as defined in the Credit Facility. As of December 31, 2000, the Company’s interest rate on the Credit Facility was based on the Index Rate with a resulting rate of approximately 11%. The Bridge Loan bears interest, at the option of the Company, at the Index Rate or Adjusted LIBOR, as defined in the Bridge Loan documents, plus 4.5%. As of June 30, 2001 and December 31, 2000, the Company’s interest rate on the Bridge Loan is based on the Index Rate with a resulting rate of approximately 9.5% and 11.32%, respectively.

The Credit Facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .375% per annum, as well as a letter of credit fee payable quarterly, in arrears, at a rate of 2% per annum. Both fees are based on a defined calculation in the agreement. In addition, the Credit Facility requires an administrative fee in the amount of $30,000 to be paid annually.

The Company’s obligations under the Credit Facility are collateralized by liens on substantially all of the Company’s assets, including inventory, accounts receivable and general intangibles as well as a pledge of the stock of the Company’s subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed individually by each of the Company’s subsidiaries (the “Guarantees”). The obligations of such subsidiaries under the Guarantees are collateralized by liens on substantially all of their respective assets, including inventory, accounts receivable and general intangibles. The Company’s obligation under the Bridge Loan is collateralized by the pledge of 2,813,943 shares of the Company’s common stock beneficially owned by the Company’s CEO, and by the collateral previously pledged by the Company to Bank of America under the Credit Facility.

The Company’s Credit Facility contains certain restrictive covenants that require minimum net worth and EBITDA thresholds as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. As of December 31, 2000, the Company had violated certain of these financial covenants and, as a result, was in default under its Credit Facility. In addition, the Company was also in default under its Credit Facility as a result of not making principal payments of approximately $2.5 million due October 1, 2000 and January 1, 2001, as well as non-payment of the Bridge Loan that was due on August 30, 2000. All of such defaults were foreborne until the Termination Date as provided for in the Forbearance Agreement. Revised restrictive covenants for the Forbearance Period have been set in the Forbearance Agreement, and the Company was in compliance with those covenants as of June 30, 2001.

As of December 31, 2000, the Company had a promissory note (the “Note”) outstanding in the approximate amount of $5.3 million in connection with the October 9, 2000 purchase of IFM (see Note 6 to the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000). On March 30, 2001, the Company sold the assets of IFM (see Note 7). In connection with the sale, the Buyer assumed the Note.

5.	Related-Party Transactions

As discussed in Note 4, on June 6, 2000, the Company obtained the Bridge Loan from Bank of America in the amount of $900,000, which was used to fund the Shareholder Bridge Loan to the Company’s CEO. The Shareholder Bridge Loan requires interest at either the Index Rate or adjusted LIBOR, as defined in the Shareholder Bridge Loan, plus 4.5%, as elected by the CEO. As of June 30, 2001 and December 31, 2000, the interest rate is based on the Index Rate with a resulting rate of approximately 9.5% and 11.32%, respectively. The Shareholder Bridge Loan and related interest were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due to Bank of America under the Bridge Loan, thereby causing the Company to default under the Bridge Loan and its Credit Facility (see Note 4). The Shareholder Bridge Loan and related accrued interest of $101,049 and $49,330 are recorded as contra-equity in the consolidated balance sheet as of June 30, 2001 and December 31, 2000, respectively. Under the terms of the Forbearance Agreement, as of June 30, 2001, the Company has received $300,000 from the CEO as payment on the Shareholder Bridge Loan and has paid that amount to reduce the amount outstanding under the Bridge Loan. In addition, subsequent to June 30, 2001, the CEO paid approximately $384,000 directly to Bank of America, which will be applied against the Bridge Loan (and which the Company will apply to the Shareholder Bridge Loan) by the Company, satisfying the second payment due by the Company on August 31, 2001.

The Company has unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable in the amount of $337,837, plus accrued interest receivable of $155,285 and $141,772 as of June 30, 2001 and December 31, 2000, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997. Three of the notes were due September 20, 2000, and the remaining three notes were due October 12, 2000. All of these notes are in default as a result of non-payment. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets.

See Note 12 of the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000 for descriptions of the Company’s other related party transactions.

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

The Company is party to license agreements with an individual (the “Licensor”) for the right to manufacture and sell dual lumen fistula needles, dual lumen over-the-needle catheters, dual lumen chronic and acute catheters, and other products covered by the Licensor’s patents or derived from the Licensor’s confidential information. Payments under the agreement vary, depending upon the purchaser, and range from 9% to 15% of the Company’s net sales of such licensed products. Such payments shall continue until the expiration date of each corresponding licensed patent right covering each product under the agreements.

On June 27, 1997, the Company entered into a distribution agreement with an overseas distributor (the “Distributor”) granting the Distributor exclusive distribution rights for one of the Company’s hemodialysis catheter products in certain foreign territories. Under the agreement, the Distributor has agreed to purchase, and the Company has agreed to sell a minimum number of units each year through June 2000. The term of the agreement has been renewed through June 2002, and there are no minimum commitments during the renewal term. As of June 30, 2001, neither company was in compliance with the distribution agreement. However, management does not believe there is any exposure as a result of these violations.

In June 2001, the Company terminated its Distribution Agreement (the “Distribution Agreement”) with Possis Medical, Inc. (“Possis) in connection with settling ongoing litigation with Possis. See Part II, Item 1 contained elsewhere in this Form 10-Q. As of March 31, 2001 and December 31, 2000, the Company has accrued for expected product returns related to Possis and has written off related inventory in the consolidated balance sheets.

In connection with the Company’s October 15, 1998 purchase of Stepic Corporation (“Stepic”), the Company agreed to pay Stepic up to an additional $4.8 million upon the successful achievement of certain specified future earnings targets by Stepic. Any additional purchase payments made under the purchase agreement will be accounted for as additional costs of acquired assets. During 1999 and 2000, the Company recorded additional purchase price payable to the previous Stepic shareholders of approximately $2.1 million and $1.2 million, respectively, representing the Company’s additional earned contingent payments for fiscal years 1999 and 2000 as required by the purchase agreement (the “Purchase Agreement”). In addition, the Company recorded approximately $437,000 related to the 2001 contingent payment during the year ended December 31, 2000. This amount was included in accrued expenses as of June 30, 2001 and December 31, 2000. The 2000 contingent payment was due December 15, 2000 and $2.4 million, which was previously accrued, was paid from proceeds from the Credit Facility. On December 15, 2000, the Company amended the Purchase Agreement so that the remaining portion of the 2000 contingent payment of approximately $1.2 million could be paid, together with interest at 11%, through April 2001. The Company failed to make all required payments to the Stepic shareholders under the December 15, 2000 amendment and on

February 14, 2001, two of the three previous Stepic shareholders (the “Plaintiffs”) filed suit against the Company for non-payment. On March 30, 2001, the Company entered into a Settlement Agreement with the Plaintiffs wherein the Plaintiffs agreed to voluntarily dismiss their pending lawsuit against the Company, and the Company agreed to pay the 2000 contingent payment at a rate of $9,400 per month beginning on April 15, 2001, until final payment of the remaining outstanding balance on February 10, 2002. In addition, under the terms of the Settlement Agreement, the Company will pay interest to the Plaintiffs on the unpaid balance of the 2000 contingent payment at the rate of 11% per annum, including a lump sum interest payment of approximately $27,000 that had accrued since the Company’s last payment to the Plaintiffs. Should Stepic’s earnings exceed the target amount of $3.9 million for the third anniversary year, the liability will be increased up to a cap of approximately $1.6 million. However, as of June 30, 2001, it does not appear that Stepic will exceed its target amount for the third anniversary year and therefore, no contingent payment would be due by the Company. Should a contingent payment be earned for the third anniversary year, the payment will be due December 15, 2001 and will be paid from general company funds or funds obtained from the Company’s lenders through an increase in its current credit facility. Should the Company not obtain an increase in its current credit facility, the Company may not have sufficient funds to meet its obligations and, therefore, will be required to negotiate new payment terms with the Stepic shareholders. Should these negotiations not be successful and should the Company be required to pay the additional purchase payment when due, there could be a material adverse effect on the Company’s business, consolidated financial condition and results of operations.

The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $625,000 and $689,000 as of June 30, 2001 and December 31, 2000, respectively, related to amounts to be rebated to the various distributors.

The Company is party to numerous agreements which contain certain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events occur.

7.	Sale of IFM

Effective March 30, 2001 (the “Closing Date”), the Company completed the sale of certain IFM assets for the assumption of the Note related to IFM (see Note 4), cash of $2,250,500 upon closing, and cash of $150,000 due six months from the Closing Date (the “Second Installment”). Assets sold included inventory of $3.3 million, property and equipment of $2.4 million, and intangible assets of $1.6 million. The asset purchase agreement provides for a purchase price adjustment related to certain inventory values within five business days after the Closing Date. Based on the values of the inventory following the Closing Date, the Company recorded an additional purchase price receivable of approximately $70,000 outstanding as of June 30, 2001 which will be paid as part of the Second Installment. In addition to the purchase of certain assets, the buyer assumed the Company’s sublease of the IFM facility and the related employees.

During the year ended December 31, 2000, the Company recognized an impairment loss, in accordance with APB No.17, on the long-lived assets of IFM. The Company recognized a non-cash pre-tax charge of $12.1 million during the year ended December 31, 2000 to write the assets down to their estimated fair value based on management’s estimate of the expected proceeds to be received upon a sale of IFM.

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

The table below presents information about the reported sales (which include intersegment sales) and gross profit (which include intersegment gross profit) of the Company’s segments as of and for the three and six months ended June 30, 2001 and 2000.

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

	Sales	Gross Profit	Sales	Gross Profit

Manufacturing	$6,312,346	$3,486,875	$13,597,795	$7,445,402

Distribution	9,231,653	1,767,978	18,797,187	3,587,436

	$15,543,999	$5,254,853	$32,394,982	$11,032,838

	Three Months Ended		Six Months Ended
	June 30, 2000		June 30, 2000

	Sales	Gross Profit	Sales	Gross Profit

Manufacturing	$6,807,686	$2,961,164	$14,088,642	$6,785,188

Distribution	10,472,775	2,123,896	21,275,240	4,361,205

	$17,280,461	$5,085,060	$35,363,882	$11,146,393

A reconciliation of total segment sales to total consolidated sales and total segment gross profit to total consolidated gross profit of the Company for the three and six months ended June 30, 2001 and 2000 is as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Total segment sales	$15,543,999	$17,280,461	$32,394,982	$35,363,882

Elimination of intersegment sales	(473,900)	(915,916)	(905,100)	(1,900,136)

Consolidated sales	$15,070,099	$16,364,545	$31,489,882	$33,463,746

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Total segment gross profit	$5,254,853	$5,085,060	$11,032,838	$11,146,393

Elimination of intersegment gross profit	47,604	19,065	198,310	(3,666)

Consolidated gross profit	$5,302,457	$5,104,125	$11,231,148	$11,142,727

A reconciliation of total segment assets to total consolidated assets of the Company as of June 30, 2001 and December 31, 2000 is as follows:

	June 30, 2001	December 31, 2000

Manufacturing	$40,209,210	$46,885,864

Distribution	36,427,105	39,879,507

Total segment assets	76,636,315	86,765,371

Elimination of intersegment receivables	(60,112)	(37,954)

Consolidated assets	$76,576,203	$86,727,417

Except for a sales office located in Belgium, the Company’s operations are located in the United States. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three and six months ended June 30, 2001 and 2000, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

United States	$14,647,503	$15,508,873	$30,378,545	$31,803,412

Foreign	422,596	855,672	1,111,337	1,660,334

	$15,070,099	$16,364,545	$31,489,882	$33,463,746

9.	Liquidity

During the third quarter of 2000, the Company retained a management consulting firm (the “Consulting Firm”) to assist the Company in developing a plan (the “Plan”) to improve cash flow and financial controls, increase operating efficiencies, reduce costs and expenses, and restructure its current senior indebtedness. The Plan is designed to maintain liquidity throughout 2001.

The Company began implementation of the Plan during the fourth quarter of 2000. As of December 31, 2000, the Company had reduced the executive management group, reduced certain of its product offerings, discontinued plans to rework product not meeting specification, wrote off its inventory valuation of its Possis Perma-Seal graft line (see Note 6), and modified its inventory purchasing procedures to provide better controls and to match purchases to forecasted and actual demand. During the six months ended June 30, 2001, the Company has continued to implement components of the Plan by reducing costs, improving production planning, and by launching new versions of existing products: the titanium LifePort® VTX at the end of March 2001 and the plastic LifePort® VTX during June 2001. In addition, the Company is planning further new product introductions (Triumph™ VTX port and the LifeJet™ CTX hemodialysis catheter (pending 510k clearance)) later during 2001.

In an effort to maintain adequate liquidity throughout 2001, the Company has completed the following as of June 30, 2001:

1.	Established a financial forecast for 2001 taking into consideration the elements of the Plan.

2.	Entered into a Forbearance Agreement with Bank of America wherein Bank of America will forebear until March 31, 2002 from exercising its rights and remedies allowed under the Credit Facility. Compliance with the financial covenants in the Forbearance Agreement is designed around the achievement of the Company’s financial forecast.

3.	Sold the assets of IFM effective March 30, 2001 for cash of $2,400,500 (to be adjusted as described in Note 7) and the assumption of approximately $5.6 million of the Company’s long-term debt related to IFM.

4.	Entered into a Settlement Agreement with two of the former Stepic shareholders calling for revised payment terms of $9,400 per month through February 10, 2002, thus eliminating the default conditions that existed and settling the outstanding legal action commenced during the first quarter of 2001.

5.	Reached agreement with the Company’s CEO to collect $900,000 in 2001 in connection with the Shareholder Bridge Loan. The proceeds from these collections will be used to reduce the Company’s indebtedness with Bank of America. During the second quarter of 2001, the CEO also provided additional liens on certain of the CEO’s assets to further collateralize the indebtedness. As of the date of this filing the CEO has paid approximately $674,000 on the Shareholder Bridge Loan and this amount has been applied to the Company's Bridge Loan.

The Company exceeded the Plan for the six months ended June 30, 2001 and thus, was in compliance with the financial covenants contained in the Forbearance Agreement at June 30, 2001. However, Management believes it is likely that the Company will not achieve the Plan during the third quarter of 2001 and as a result, is revising the Plan and beginning negotiations with Bank of America to amend the Forbearance Agreement in order to adjust the financial covenants contained in the Forbearance Agreement. If the Company is unsuccessful in its negotiations with Bank of America to amend the Forbearance Agreement, there could be a material adverse effect on the Company’s business, consolidated financial position and results of operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net Sales. Net sales decreased 7.9% to $15.1 million for the second quarter of 2001 from $16.4 million for the second quarter of 2000. This decrease is primarily attributable to the sale of the IFM product line as well as the discontinuance of the Possis Perma-Seal graft product line in the first quarter of 2001. In addition, there was a decline in volume in distribution sales in the second quarter of 2001 due to changes at the manufacturer level in both technology and market place conditions. The allocation of net sales on a segment basis for the three months ended June 30, 2001 resulted in net sales of $6.3 million from the manufacturing segment and $9.2 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the three months ended June 30, 2000 resulted in net sales of $6.8 million from the manufacturing segment and $10.5 million from the distribution segment, before intersegment eliminations.

     Gross Profit. Gross profit increased 3.9% to $5.3 million for the second quarter of 2001 from $5.1 million for the second quarter of 2000. Gross margin increased to 35.2% in the second quarter of 2001 from 31.2% in the second quarter of 2000. The increase in gross margin is the result of higher gross margin on the Company’s manufactured products resulting from the Company’s ongoing conversion to a complete line of VTX™ port offerings which generate a higher average selling price as well as lower rebates granted to the Company’s distributors in the second quarter of 2001 compared to the second quarter of 2000. In addition, distribution sales, which generate a lower gross margin, comprised a smaller percentage of total sales in the second quarter of 2001 compared to the second quarter of 2000. The allocation of gross profit between segments for the three months ended June 30, 2001 resulted in gross profit of $3.5 million from the manufacturing segment and $1.8 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the three months ended June 30, 2000 resulted in gross profit of $3.0 million from the manufacturing segment and $2.1 million from the distribution segment, before intersegment eliminations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased approximately $759,000 or 16.1% to approximately $5.5 million for the second quarter of 2001 compared with $4.7 million for the second quarter of 2000. This increase is substantially due to expenses in the second quarter of 2001 which consist of product development costs, turnaround consulting fees, PR campaign fees and severances. SG&A expenses increased as a percentage of net sales to 36.3% for the second quarter of 2001 from 28.8% for the second quarter of 2000. This increase is primarily due to increased expenses as well as decreased sales in the second quarter of 2001 from the second quarter of 2000.

     Interest Expense. Net interest expense decreased to approximately $1.2 million in the second quarter of 2001 compared to approximately $1.3 million in the second quarter of 2000. The decrease in 2001 is due to lower debt outstanding during the second quarter of 2001 compared to the second quarter of 2000 as well as lower interest rates under the Company’s Credit Facility in the second quarter of 2001.

     Income Tax Expense. The Company generated an income tax benefit of approximately $539,000 during the second quarter of 2001 which was reduced fully by a valuation allowance established on the Company’s deferred tax assets generated by the income tax benefit. The valuation allowance is deemed necessary due to uncertainties indicated by the Company’s taxable loss during the second quarter of 2001 as well as 2000 and the forecasted taxable loss for the year ending December 31, 2001. The second quarter 2000 income tax benefit of approximately $296,000 was a result of the pretax loss during the second quarter of 2000 of approximately $912,000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net Sales. Net sales decreased 5.9% to $31.5 million for the six months ended June 30, 2001 from $33.5 million in 2000. This decrease is primarily attributable to the sale of the IFM product line as well as the discontinuance of the Possis Perma-Seal graft product line in the first quarter of 2001. In addition, there was a decline in volume in distribution sales during the six months ended June 30, 2001 due to changes at the manufacturer level in both technology and market place conditions. The allocation of net sales on a segment basis for the six months ended June 30, 2001 resulted in net sales of $13.6 million from the manufacturing segment and $18.8 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the six months ended June 30, 2000 resulted in net sales of $14.1 million from the manufacturing segment and $21.3 million from the distribution segment, before intersegment eliminations.

     Gross Profit. Gross profit increased slightly to $11.2 million for the six months ended June 30, 2001 from $11.1 million for the same period in 2000. Gross margin increased to 35.7% in the six months ended June 30, 2001 from 33.3% for the same period in 2000. The increase in gross margin is the result of higher gross margin on the Company’s manufactured products resulting from the Company’s ongoing conversion to a complete line of VTX™ port offerings which generate a higher average selling price as well as lower rebates granted to the Company’s distributors in 2001 compared to 2000. In addition, distribution sales, which generate a lower gross margin, comprised a smaller percentage of total sales in 2001 compared to 2000. The allocation of gross profit between segments for the six months ended June 30, 2001 resulted in gross profit of $7.4 million from the manufacturing segment and $3.6 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the six months ended June 30, 2000 resulted in gross profit of $6.8 million from the manufacturing segment and $4.4 million from the distribution segment, before intersegment eliminations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased approximately $1.2 or 12.9% to approximately $10.6 million for the six months ended June 30, 2001 compared with $9.4 million for the six months ended June 30, 2000. This increase is substantially due to expenses in 2001 which consist of product development costs, turnaround consulting fees, PR campaign fees and severances. SG&A expenses increased as a percentage of net sales to 33.7% for the six months ended June 30, 2001 from 28.1% for the same period in 2000. This increase is primarily due to increased expenses as well as decreased sales in 2001 from 2000.

     Interest Expense. Net interest expense decreased to approximately $2.4 million in the six months ended June 30, 2001 compared to approximately $2.5 million in the six months ended June 30, 2000. The decrease is due to lower debt outstanding during 2001 compared to 2000, as well as lower interest rates under the Company’s Credit Facility in 2001.

     Income Tax Expense. The Company recorded an income tax benefit of approximately $676,000 during the six months ended June 30, 2001 which was reduced fully by a valuation allowance established on the Company’s deferred tax assets generated by the income tax benefit. The valuation allowance is deemed necessary due to uncertainties indicated by the Company’s taxable loss during the six months ended June 30, 2001 as well as during 2000 and the forecasted taxable loss for the year ending December 31, 2001. The six-month period ended June 30, 2000 income tax benefit of approximately $142,000 was a result of the pretax loss during 2000 of approximately $676,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.3 million for the six months ended June 30, 2001 compared with approximately $873,000 for the six months ended June 30, 2000. The increase in cash provided by operations during 2001 compared to 2000 was primarily attributable to a decrease in income tax receivable as well was lower reductions in accounts payable and accrued expenses during 2001 as compared to 2000. In August 2000, the Company restructured the terms of outstanding accounts receivable of approximately $2.5 million of two of the Company’s largest distributors to be collected over a period of approximately twelve months, beginning August 2000. As of June 30, 2001, the two distributors have complied with the restructuring terms.

Net cash provided by (used in) investing activities was $2.4 million for the six months ended June 30, 2001 compared to ($1 million) for the six months ended June 30, 2000. Cash provided by investing activities in 2001 included cash proceeds from the sale of IFM of approximately $2.3 million and the payment of $300,000 from the Company’s CEO for the Shareholder Bridge Loan. Cash used in investing activities in 2001 and 2000 included capital expenditures for the Company’s facilities and the Shareholder Bridge Loan to the Company’s CEO during 2000.

Net cash (used in) provided by financing activities was approximately ($2.9 million) for the six months ended June 30, 2001 compared to approximately $197,000 for the six months ended June 30, 2000. Financing activities in the period ending 2001 consisted primarily of principal payments on outstanding debt attributable to depository funds of approximately $36.2 million applied against the Working Capital Loan under the Company’s Credit Facility pursuant to the Company’s sweep arrangement with Bank of America (see below) and approximately $2.3 million on its Credit Facility from the proceeds of the sale of IFM (see Note 7 to the Company’s interim condensed consolidated financial statements included elsewhere in this Form 10-Q). In addition, the Company made principal payments of $270,000 and $300,000 (the Bridge Loan payment) on its Credit Facility, both pursuant to the terms of the Forbearance Agreement. These payments were offset by cash proceeds issued to the Company of approximately $36.8 million from Bank of America under the same sweep arrangement. Financing activities in 2000 principally consisted of principal payments on the Company’s outstanding debt of its other creditors.

As discussed more fully in Note 6 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2000, on March 30, 2001, the Company entered into a Forbearance Agreement, as amended, with Bank of America. Under the terms of the Forbearance

Agreement, Bank of America has agreed that it will not foreclose on, or institute legal action to collect, the debt outstanding under the Credit Facility with Bank of America, including the Bridge Loan, until March 31, 2002, or until the earlier termination of the Forbearance Agreement. Bank of America may terminate the Forbearance Agreement prior to March 31, 2002, upon the occurrence of certain events as described below.

The Forbearance Agreement modifies the payment terms of the debt outstanding under the Credit Facility. The Company has agreed to pay any accrued and unpaid interest on the debt outstanding under the Credit Facility on the first day of each month, commencing on April 1, 2001, and to repay $135,000 in principal each month, beginning on May 15, 2001. The principal payments due on May 15, 2001, June 15, 2001 and July 15, 2001 were made by the Company as required. The Company is required to make an additional principal repayment on October 10, 2001, in an amount equal to $150,000 or the gross proceeds to the Company of the Second Installment Payment pursuant to the sale of the IFM product line. In addition, the Company is required to prepay on the 90th day following the last day of each fiscal year, beginning on March 30, 2001, an amount equal to the Company’s Excess Cash Flow (as defined in the Credit Agreement) for each fiscal year. The Company has agreed to pay any accrued and unpaid interest on the Bridge Loan on the first day of each month, commencing on April 1, 2001, and to repay $300,000 in principal on or before each of May 31, 2001 and August 31, 2001. The unpaid balance of the Bridge Loan will be due on November 30, 2001. The installment due on May 31, 2001 under the Bridge Loan was paid. Additionally, subsequent to June 30, 2001, approximately $374,000 was paid on the Bridge Loan, satisfying the August 31, 2001 installment due. Interest will continue to accrue on the principal balances of all debt outstanding under the Credit Facility at the Bank of America prime rate plus 2.5%. Upon expiration or early termination of the Forbearance Agreement, interest will accrue at the rate then in effect plus 6%.

The Forbearance Agreement expires on March 31, 2002, but generally may be terminated earlier by Bank of America if any of the following occur: (i) the Company files for bankruptcy or an involuntary petition for bankruptcy is filed against the Company; (ii) the Company fails to timely make any scheduled principal or interest payment under the Credit Facility, as modified by the Forbearance Agreement; (iii) the Company breaches any covenant in the Forbearance Agreement; (iv) the Company violates the modified financial covenants set out in the Forbearance Agreement relating to minimum net worth, capital expenditures, and minimum EBITDA, and the specific ratios for debt service coverage, leverage, interest coverage, and debt to capitalization; (v) the Company fails to deliver on or prior to April 29, 2001, title to certain personal assets of Marshall B. Hunt to secure the Bridge Loan; (vi) the Company fails to deliver on or prior to April 29, 2001, a mortgage of all real property owned by the Company to secure the revolver loan; (vii) the Company fails to comply with any demands by Bank of America relating to borrowing base audits; (viii) the Company fails to hire a Chief Operating Officer by June 30, 2001; (ix) the Company fails to cooperate with the operational review being conducted by the management consulting firm; or (x) the Company uses the collateral under the Credit Facility to repay subordinated debt, except as permitted by Bank of America.

As of June 30, 2001, the Company has met the following requirements under the terms of the Forbearance Agreement: (i) the Company made timely all required interest and principal payments under the Credit Facility, as modified by the Forbearance Agreement; (ii) the Company is in compliance with all covenants in the Forbearance Agreement; (iii) the Company is in compliance with the modified financial covenants set out in the Forbearance Agreement; (iv) the Company delivered title to certain personal assets of Marshall B. Hunt to secure the Bridge Loan; (v) the Company delivered a mortgage of all real property owned by the Company to secure the revolver loan; (vi) the Company hired a Chief Operating Officer in April 2001 who was terminated during June 2001, and the Company is actively pursuing a replacement for the position; (vii) the Company has cooperated with the operational review being conducted by the management consulting firm; and (viii) the Company has not used the collateral under the Credit Facility to repay subordinated debt, except as permitted by Bank of America.

Pursuant to the Forbearance Agreement, the Company granted Bank of America warrants to purchase 435,157 shares of the Company's Common Stock. The warrants have a strike price of $0.05 per share and are exercisable for three years from the date of issuance of June 19, 2001. The warrants contain antidilution protection for issuance of shares at less than fair market value.

Upon the expiration or early termination of the Forbearance Agreement, if the Company remains in default under the Credit Facility, the debt outstanding under the Credit Facility will become due and payable. The failure by the Company either to extend the Forbearance Period or refinance such debt would have a material adverse effect on the Company’s consolidated financial position, liquidity and ability to pay its debts as they become due.

During the Forbearance Period, the Credit Facility bears interest at the Bank of America prime rate plus 2.5%. Prior to March 30, 2001, the Credit Facility bore interest at a rate to be selected by the Company from certain options defined in the agreement. At June 30, 2001 and December 31, 2000, the Company’s interest rate was 9.5% and 11.0062%, respectively. The total balance outstanding under the Credit Facility was approximately $41.4 and $42.9 million at June 30, 2001 and December 31, 2000, respectively, and no funds were available for borrowing under the Credit Facility, except as may be available under the sweep arrangement (see below). In addition, the Company had outstanding standby letters of credit at June 30, 2001 and December 31, 2000 of approximately $2.4 million and $2.5 million, respectively, which collateralize the Company’s obligations to third parties in connection with a 1998 acquisition.

The Company’s Credit Facility contains certain restrictive covenants that require a minimum net worth, cash flow from operations and EBITDA as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also place limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. On March 30, 2001, the effective date of the Forbearance Agreement, the Company and Bank of America revised the covenants and, as of June 30, 2001, the Company is in compliance with these covenants. However, Management believes its is likely that the Company will not achieve the Plan during the third quarter of 2001 and as a result, is revising the Plan and beginning negotiations with Bank of America to amend the Forbearance Agreement in order to adjust the financial covenants contained in the Forbearance Agreement. If the Company is unsuccessful in its negotiations with Bank of America to amend the Forbearance Agreement, there could be a material adverse effect on the Company’s business, consolidated financial position and results of operations.

The Company and Bank of America amended the Credit Facility on June 6, 2000 to provide the Bridge Loan to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund the Shareholder Bridge Loan to Marshall B. Hunt, the Company’s chairman, CEO and largest shareholder (see Note 5 to the Company’s interim condensed consolidated financial statements included elsewhere in this Form 10-Q). The Bridge Loan, the Shareholder Bridge Loan, and related interest were due on August 30, 2000 but were not paid at that time. The payment terms of the Bridge Loan were restructured under the Forbearance Agreement (see above). As of June 30, 2001, the Company received $300,000 from the CEO as payment on the Shareholder Bridge Loan and that amount has been applied to the Company's Bridge Loan under the terms of the Forbearance Agreement.

As permitted under the Credit Facility and Bridge Loan documents, Bank of America has instituted a sweep arrangement whereby funds collected in the Company’s lockbox accounts are swept periodically into a Bank of America account and applied against the outstanding loan balance under the Credit Facility. The financial institutions which hold such accounts have been notified by Bank of America that such lockbox arrangements have been instituted, and the Company’s as well as its subsidiaries’ right to withdraw, transfer or pay funds from the accounts has been terminated. The Company periodically will apply to receive additional loans under the Working Capital Loan in the Credit Facility to the extent such loan has been paid down under the lockbox arrangement. There can be no assurance that Bank of America will continue to loan the Company additional funds under the Credit Facility as the outstanding loan is paid down periodically under the sweep arrangement and the Company applies for additional loans. The failure of the Company to obtain additional loans from Bank of America as the Company applies for such loans will have a material adverse effect on the Company’s business, results of operations, consolidated financial condition, liquidity and ability to pay its debts as they become due.

During the third quarter of 2000, the Company retained a management consulting firm (the “Consulting Firm”) to assist the Company in developing a plan (the “Plan”) to improve cash flow and financial controls, increase operating efficiencies, reduce costs and expenses, and restructure its current senior indebtedness. The Plan is designed to maintain liquidity throughout 2001.

The Company began implementation of the Plan during the fourth quarter of 2000. As of December 31, 2000, the Company had reduced the executive management group, reduced certain of its product offerings, discontinued plans to rework product not meeting specification, wrote off its inventory valuation of its Possis Perma-Seal graft line (see Note 6 to the Company’s interim condensed consolidated financial statements included elsewhere in this Form 10-Q), and modified its inventory purchasing procedures to provide better controls and to match purchases to forecasted and actual demand. During the six months ended June 30, 2001, the Company has continued to implement components of the Plan by reducing costs, improving production planning, and by launching new versions of existing products: the titanium LifePort® VTX at the end of March 2001 and the plastic LifePort® VTX during June 2001. In addition, the Company is planning further new product introductions (Triumph™ VTX port and the LifeJet™ CTX hemodialysis catheter (pending 510k clearance)) later during 2001.

In an effort to maintain adequate liquidity throughout 2001, the Company has completed the following as of June 30, 2001:

1.	Established a financial forecast for 2001 taking into consideration the elements of the Plan.

2.	Entered into a Forbearance Agreement with Bank of America wherein Bank of America will forebear until March 31, 2002 from exercising its rights and remedies allowed under the Credit Facility. Compliance with the financial covenants in the Forbearance Agreement is designed around the achievement of the Company’s financial forecast.

3.	Sold the assets of IFM effective March 30, 2001 for cash of $2,400,500 (to be adjusted as described in Note 7 to the Company’s interim condensed consolidated financial statements included elsewhere in this Form 10-Q) and the assumption of approximately $5.6 million of the Company’s long-term debt related to IFM.

4.	Entered into a Settlement Agreement with two of the former Stepic shareholders calling for revised payment terms of $9,400 per month through February 10, 2002, thus eliminating the default conditions that existed and settling the outstanding legal action commenced during the first quarter of 2001.

5.	Reached agreement with the Company’s CEO to collect $900,000 in 2001 in connection with the Shareholder Bridge Loan. The proceeds from these collections will be used to reduce the Company’s indebtedness with Bank of America. During the second quarter of 2001, the CEO also provided additional liens on certain of the CEO’s assets to further collateralize the indebtedness. As of the date of this filing, the CEO has paid approximately $674,000 on the Shareholder Bridge Loan and this amount has been applied to the Company’s Bridge Loan.

The Company exceeded the Plan for the six months ended June 30, 2001 and thus, was in compliance with the financial covenants contained in the Forbearance Agreement at June 30, 2001. However, Management believes it is likely that the Company will not achieve the Plan during the third quarter of 2001 and as a result, is revising the Plan and beginning negotiations with Bank of America to amend the Forbearance Agreement in order to adjust the financial covenants contained in the Forbearance Agreement. If the Company is unsuccessful in its negotiations with Bank of America to amend the Forbearance Agreement, there could be a material adverse effect on the Company’s business, consolidated financial position and results of operations.

Recently Issued Accounting Standards

Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

Forward-looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the possible inadequacy of the Company’s cash flow from operations and cash available from external financing, the Company’s limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company’s potential exposure to product liability, the inability to introduce new products, the Company’s reliance on a few large customers, the Company’s dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions, the Company’s inability to pay its indebtedness, the Company’s failure to achieve its Plan, the Company’s inability to comply with the financial covenants set forth in the Forbearance Agreement and the Company’s inability to negotiate an amendment to the Forbearance Agreement in order to adjust the financial covenants. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained in the Company’s Form 10-K for the year ended December 31, 2000.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001, the additional interest expense would be material to the Company’s consolidated financial position, results of operations and cash flows.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On December 11, 1998, the Company entered into a multi-year distribution agreement with Possis for the Perma-Seal dialysis access graft. On February 14, 1999, the Company launched the Perma-Seal dialysis access graft and began marketing the product on a worldwide basis. In January and April 2001, Possis filed suits in United States District Court for the District of Minnesota for alleged breaches of this agreement. The Company asserted counterclaims against Possis. In June 2001, the Company settled all litigation with Possis, and in such settlement terminated the distribution agreement. The Company had ceased all sales of the graft in January 2001. The settlement had no material impact on the financial statements for the second quarter of 2001 or the six months ended June 30, 2001. The Company had previously written off related inventory during its fiscal year ended December 31, 2000.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company’s Annual Meeting of Shareholders was held on May 8, 2001.

(b)	Not applicable.

(c)	The following proposals were adopted by the shareholders of the Company:

(i) The election of three Directors.

The vote on the above proposal was:

	For	Withhold Authority

Marshall B. Hunt	11,369,603	88,465

William E. Peterson, Jr.	11,368,351	89,717

A. Gordon Tunstall	11,366,151	91,917

(ii)	A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2001.

The vote on the above proposal was:

For	Against	Abstained

11,421,493	27,800	8,775

(iii)	A proposal to increase the number of shares of the Company’s common stock authorized and reserved for issuance under the Company’s 1998 Stock Incentive Plan from 800,000 shares to 1,400,000 shares.

The vote on the above proposal was:

For	Against	Abstained

11,191,705	259,488	6,875

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

	Exhibit Number	Description

	10.1	Common Stock Purchase Warrant, dated as of June 19, 2001, by and between the Company and Bank of America, N.A.

	10.2	Employment Agreement, dated as of June 21, 2001, by and between Robert R. Singer and the Company

(b)	Reports on Form 8-K

On April 16, 2001 the Company filed a Current Report on Form 8-K relating to the disposition of certain assets to Vascutech, Inc. and the Company’s execution of a Forbearance Agreement and a First Amendment to Forbearance Agreement relating to the Company’s Credit Facility with Bank of America, N.A.

HORIZON MEDICAL PRODUCTS, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON MEDICAL PRODUCTS, INC.

(Registrant)

August 14, 2001	/s/ William E. Peterson, Jr.

President (Principal Financial Officer and Duly Authorized Officer)