Form 10-Q
period 2001-09-30
HORIZON MEDICAL PRODUCTS INC
filed 2001-11-14
CIK 1052958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of November 14, 2001 was 13,366,278.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
Second Amendment to Forbearance Agreement
Amendment to Promissory Notes
Amendment to Promissory Notes
Amendment to Employment Agreement
Amendment to Employment Agreement
Amendment to Employment Agreement
Escrow Agreement
Escrow Letter Agreement
Securities Pledge Agreement
Securities Pledge Agreement
Limited Guaranty of Marshall B. Hunt
Limited Guaranty of Hunt Family Investments, LLLP

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

        Interim Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000.

        Interim Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 (unaudited).

        Interim Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000 (unaudited).

        Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited).

        Notes to Interim Condensed Consolidated Financial Statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,150,460	$537,954

Accounts receivable — trade, net	11,964,234	14,452,768

Inventories	17,227,802	20,721,483

Prepaid expenses and other current assets	2,038,356	1,306,043

Income tax receivable		1,903,802

Total current assets	32,380,852	38,922,050

Property and equipment, net	2,855,080	5,680,473

Intangible assets, net	38,708,929	41,902,486

Other assets	185,608	222,408

Total assets	$74,130,469	$86,727,417

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Cash overdraft		$609,176

Accounts payable — trade	$7,631,158	8,897,350

Accrued salaries and commissions	333,388	178,408

Accrued royalties	47,495	89,577

Accrued interest	279,157	814,150

Accrued rebate payable	605,144	688,931

Other accrued expenses	1,163,819	955,229

Income taxes payable	27,451

Current portion of long-term debt	44,224,056	11,430,228

Total current liabilities	54,311,668	23,663,049

Long-term debt, net of current portion	59,475	40,597,750

Other liabilities	123,460	134,558

Total liabilities	54,494,603	64,395,357

Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value per share; 50,000,000 shares authorized, 13,366,278 shares issued and outstanding as of September 30, 2001 and December 31, 2000	13,366	13,366

Additional paid-in capital	52,086,125	51,826,125

Shareholders’ notes receivable	(780,231)	(1,428,939)

Accumulated deficit	(31,683,394)	(28,078,492)

Total shareholders’ equity	19,635,866	22,332,060

Total liabilities and shareholders’ equity	$74,130,469	$86,727,417

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000
	(UNAUDITED)	(UNAUDITED)

Net sales	$13,971,583	$16,115,269

Cost of goods sold	9,656,199	10,576,298

Gross profit	4,315,384	5,538,971

Selling, general and administrative expenses	5,065,607	5,023,023

Operating (loss) income	(750,223)	515,948

Other income (expense):

Interest expense	(1,098,782)	(1,464,019)

Other income (expense)	19,163	(55,880)

	(1,079,619)	(1,519,899)

Loss before income taxes	(1,829,842)	(1,003,951)

Income tax benefit		303,211

Net loss	$(1,829,842)	$(700,740)

Net loss per share — basic and diluted	$(0.14)	$(0.05)

Weighted average common shares outstanding — basic and diluted	13,366,278	13,366,278

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

	(UNAUDITED)	(UNAUDITED)
Net sales	$45,461,465	$49,579,009

Cost of goods sold	29,914,933	32,897,319

Gross profit	15,546,532	16,681,690

Selling, general and administrative expenses	15,672,801	14,415,108

Operating (loss) income	(126,269)	2,266,582

Other income (expense):

Interest expense	(3,547,631)	(3,964,600)

Other income	68,998	18,525

	(3,478,633)	(3,946,075)

Loss before income taxes	(3,604,902)	(1,679,493)

Income tax benefit		445,240

Net loss	(3,604,902)	(1,234,253)

Net loss per share — basic and diluted	$(0.27)	$(0.09)

Weighted average common shares outstanding — basic and diluted	13,366,278	13,366,278

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,604,902)	$(1,234,253)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation expense	695,806	584,571

Amortization expense	1,990,567	2,198,981

Amortization of discount	41,370

Loss on disposal of property and equipment		83,850

Non-cash increase in notes receivable-shareholders	(76,902)	(35,799)

(Increase) decrease in operating assets and liabilities, net:

Accounts receivable-trade	2,488,534	1,099,974

Inventories	213,533	(617,490)

Prepaid expenses and other assets	(99,949)	(628,167)

Income tax receivable/payable	1,931,253	(231,855)

Accounts payable-trade	(1,266,192)	386,407

Accrued expenses and other liabilities	(492,057)	284,279

Net cash provided by operating activities	1,821,061	1,890,498

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash proceeds from sale of IFM	2,250,500

Short-term bridge loan to shareholder		(900,000)

Payment of short-term bridge loan by shareholder	300,000

Capital expenditures	(226,589)	(348,404)

Net cash provided by (used in) investing activities	2,323,911	(1,248,404)

CASH FLOWS FROM FINANCING ACTIVITIES:

Debt issuance costs	(179,214)

Change in cash overdraft	(609,176)	711,508

Proceeds from issuance of long-term debt	51,328,333	6,428,000

Principal payments on long-term debt	(54,072,409)	(9,120,284)

Net cash used in financing activities	(3,532,466)	(1,980,776)

Net increase (decrease) in cash and cash equivalents	612,506	(1,338,682)

Cash and cash equivalents, beginning of period	537,954	1,991,427

Cash and cash equivalents, end of period	$1,150,460	$652,745

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (the “Company”) at December 31, 2000 has been derived from the Company’s audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and instructions to Form 10-Q. The interim condensed consolidated financial statements at September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2000, including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

Reclassifications — Certain reclassifications have been made to the consolidated financial statements of the previous periods in order to make them comparable to the current period’s presentation. These reclassifications had no impact on previously reported shareholders’ equity, net loss or cash flows from operating activities.

Recently Issued Accounting Standards — Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. The Company does not hold derivative instruments or engage in hedging activities.

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

SFAS No. 142 supercedes APB No. 17, Intangible Assets, and its provisions are effective for fiscal years beginning after December 15, 2001. SFAS No.142 requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level (reporting unit levels to be determined upon adoption); 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. As of September 30, 2001, the Company has goodwill and other intangible assets of $38.7 million and has recognized amortization expense of approximately $2 million during the nine months ended September 30, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 142. However, the Company believes that a material impairment could be required based on the fair value of its acquired businesses at the date of implementation.

In August 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations (“ARO”), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The impact of SFAS No. 143 is not expected to be material to the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The impact of SFAS No. 144 is not expected to be material to the Company’s financial statements.

2.	Inventories

A summary of inventories is as follows:

	September 30,	December 31,
	2001	2000

Raw materials	$3,902,593	$4,013,959

Work in process	1,572,155	3,706,925

Finished goods	15,377,417	17,805,996

	20,852,165	25,526,880

Less inventory reserves	(3,624,363)	(4,805,397)

	$17,227,802	$20,721,483

3.	Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2001			September 30, 2001

	Loss	Shares	Per-share	Loss	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(1,829,842)	13,366,278	$(0.14)	$(3,604,902)	13,366,278	$(0.27)

Diluted EPS	$(1,829,842)	13,366,278	$(0.14)	$(3,604,902)	13,366,278	$(0.27)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2000			September 30, 2000

	Loss	Shares	Per-share	Loss	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(700,740)	13,366,278	$(0.05)	$(1,234,253)	13,366,278	$(0.09)

Diluted EPS	$(700,740)	13,366,278	$(0.05)	$(1,234,253)	13,366,278	$(0.09)

Options to purchase 725,020 shares of common stock and warrants to purchase 435,157 shares of common stock were outstanding as of September 30, 2001 but are not included in the computation of the September 30, 2001 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $15.50 and expire between 2008 and 2011. The warrants have an exercise price of $.05 per share and expire June 19, 2004.

Options to purchase 311,819 shares of common stock and warrants to purchase 400,000 shares of common stock were outstanding as of September 30, 2000 but are not included in the computation of the September 30, 2000 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $1.63 to $15.50 and expire between 2008 and 2010. The warrants have an exercise price of $14.50 and expire as described in Note 9 to the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000.

4.	Long-Term Debt

Effective March 30, 2001, the Company entered into a Forbearance Agreement (as amended, the “Forbearance Agreement”) and a First Amendment to Forbearance Agreement with Bank of America, N.A. (“Bank of America”) wherein Bank of America agreed to forbear from exercising its rights and remedies allowed under a $50 million amended and restated credit facility (the “Credit Facility”) due to certain defaults. The Company’s Credit Facility contained certain restrictive covenants that required minimum net worth and EBITDA thresholds as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also placed limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. As of December 31, 2000, the Company had violated certain of these financial covenants and, as a result, was in default under its Credit Facility. In addition, the Company was also in default under its Credit Facility as a result of not making principal payments of approximately $2.5 million due October 1, 2000 and January 1, 2001, as well as non-payment of the Bridge Loan that was due on August 30, 2000. All of such defaults were foreborne as provided for in the Forbearance Agreement. Revised restrictive covenants were set in the Forbearance Agreement, and the Company was not in compliance with certain of those covenants as of September 30, 2001, including minimum net worth, debt service coverage, leverage and minimum EBITDA. As a result, the Company was in default of the Credit Facility under the terms of the Forbearance Agreement.

Effective October 15, 2001, the Company entered into a Second Amendment to the Forbearance Agreement (the “Second Amendment”) as a result of defaults under the terms of the Forbearance Agreement as of September 30, 2001. The Second Amendment amended the terms of the Forbearance Agreement as follows: (i) changed the termination date of the Forbearance Agreement (the “Termination Date”) from March 31, 2002 to January 15, 2002 (the period from March 30, 2001 through January 15, 2002 being defined as the “Forbearance Period”); (ii) the Company must maintain a general operating account with Bank of America and the use of funds in an calendar month shall be restricted to payments equal to or less than the monthly budget submitted to Bank of America as part of the Second Amendment; (iii) the Company will pay any accrued or unpaid interest (but not principal) on the Note on the first day of each month beginning November 1, 2001 and each month thereafter during the Forbearance Period, and interest will continue to accrue at the Bank of America Prime Rate plus two and one-half percent (2.5%) per annum; and (iv) the Company must furnish to Bank of America certain reports which include: (a) a weekly Borrowing Base Calculation, as defined in the Credit Facility; (b) collections status reports, accounts receivable, cash on hand and cash expenditures with copies of invoices twice a month; (c) weekly and monthly income and expense statements comparing actual to budget; (d) a monthly report listing inventory and equipment by location; (e) monthly financial statements as required under the Credit Agreement; and (f) monthly detail of accounts receivable and aged trial balance.

The Second Amendment also amended the “Termination Events” as defined in the Forbearance Agreement to include the following: (i) the Company fails to execute and deliver or to cause the Company’s CEO, Marshall B. Hunt (“Hunt”) and Hunt Family Investments, LLLP (“Hunt LLLP”) to execute and deliver within 10 days from the effective date of the Second Amendment a pledge to Bank of America of all the stock owned by Hunt and documentation to amend the current Pledge Agreement between Hunt, Hunt LLLP and the Company. The pledge documents will be held in escrow and will be released only in the event that Hunt interferes with the daily operations of the Company determinable at Bank of America’s discretion at any point prior to January 1, 2005; (ii) the Company fails to engage and hire within five days from the effective date of the Second Amendment competent crisis and turn around management and a new Chief Executive Officer who shall report directly to the independent members of the Company’s Board of Directors; (iii) the Company fails to provide Bank of America within five days from the effective date of the Second Amendment a copy of resolutions confirming Hunt’s resignation as an officer and director of the Company and that no further salary or bonuses shall be paid to Hunt; (iv) the Company fails to make efforts to refinance the amounts outstanding under the Credit Facility and fails to provide weekly status reports; (v) on or before December 15, 2001, the Company fails to provide Bank of America evidence that the Company has engaged an investment banking firm to begin marketing the sale of the assets of the Company if the amounts outstanding under the Credit Facility are not paid off by the Termination Date; or (vi) the Company fails to execute and deliver to Bank of America within 24 hours of Bank of America’s request a consent order consenting to the appointment of a Receiver in the event of a Termination Event. As of the date of this filing, none of such Termination Events has occurred.

In addition, the Second Amendment reduced the Working Capital Sublimit to $5,000,000 and limited the Working Capital Loan to the smaller of the Working Capital Sublimit or an amount equal to the Borrowing Base, as defined in the Credit Facility. The Second Amendment also removed several of the financial covenants previously contained in the Forbearance Agreement, including minimum net worth, debt service coverage, leverage, interest coverage and minimum EBITDA, and added the following financial requirements: (i) the actual expenses of Company paid in a given calendar month must not exceed the budgeted expenses by more than 10%; (ii) the actual income of the Company in a given calendar month must not fall below the budgeted income by more than 10%; and (iii) the Company’s Borrowing Base at any time must not decline by more than 10% below the Company’s Borrowing Base as of October 23, 2001.

The Second Amendment became effective upon the satisfaction by the Company of certain conditions, which included payment for unreimbursed Bank of America’s attorney’s fees and expenses, Bank of America’s title insurance fees and accrued interest on the amounts outstanding under the Credit Facility through October 1, 2001.

The Forbearance Agreement provides for the payment of Excess Cash Flow, as defined in the Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2000. In addition, the Forbearance Agreement requires an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company’s sale of the Ideas for Medicine product line (“IFM”) (see Note 7).

The Forbearance Agreement further requires payments of $300,000 each on a short-term bridge loan (the “Bridge Loan”) on May 31, 2001, August 31, 2001, and November 30, 2001. The installments due on May 31, 2001 and August 31, 2001 under the Bridge Loan were paid and as of September 30, 2001. Approximately $174,000 was outstanding under the Bridge Loan as of September 30, 2001. The Forbearance Agreement also provides for a forbearance and restructuring fee of $10,000 plus related expenses and interest at the rate then in effect plus 6% upon a Termination Event, as defined in the Forbearance Agreement.

As of September 30, 2001 and December 31, 2000, $3,901,139 and $2,561,661, respectively, was outstanding under the Working Capital Loans and $36,517,539 and $39,443,039, respectively, was outstanding under the Acquisition Loans, each as defined in the Credit Facility. No funds were available for borrowing under the Credit Facility as of September 30, 2001, except as may be available under the sweep arrangement (see below). In addition, the Company had outstanding standby letters of credit of $2,400,000 and $2,544,000 as of September 30, 2001 and December 31, 2000, respectively. These letters of credit, which have terms through January 2002, collateralize the Company’s obligations to third parties in connection with an acquisition (see Note 15 to the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000).

In connection with the Forbearance Agreement, the Company issued a warrant to Bank of America to acquire 435,157 shares of the Company’s common stock for $.05 per share. The warrant is exercisable by Bank of America during a three-year period without regard to the status of the Credit Facility or the Bridge Loan. The Company recorded the estimated fair value of the warrant as of April 2001 of $260,000, determined using the Black-Scholes Model (using weighted average assumptions as follows: dividend yield of 0%, expected life of five years, expected volatility of 107.6% and a risk free interest rate of 4.44%) as a deferred cost and is amortizing the deferred cost over the Forbearance Period.

The Forbearance Agreement also requires the Company to hire on or before June 30, 2001 a new chief operating officer, restricts the repayment of principal debt to junior lien holders, and either (i) sell the assets of IFM or (ii) obtain an agreement from the seller of the IFM product line to defer all payments under the related promissory note (see below) through the Termination Date (see Note 7 regarding the sale of the IFM product line). The Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and the Company currently does not have a replacement as of the date of this filing. The Company sold the assets of the IFM product line as of March 30, 2001 (see Note 7).

As of September 30, 2001 and December 31, 2000, the Company has classified the Credit Facility as due in 2002 in accordance with the terms of the Forbearance Agreement, as amended by the Second Amendment.

As permitted under the Credit Facility and Bridge Loan documents, Bank of America has instituted a sweep arrangement whereby funds collected in the Company’s lockbox accounts are swept periodically into a Bank of America account and applied against the outstanding loan under the Credit Facility. The financial institutions which hold such accounts have been notified by Bank of America that such lockbox arrangements have been instituted, and the Company’s as well as its subsidiaries’ right to withdraw, transfer or pay funds from the accounts has been terminated. The Company periodically will apply to receive additional loans under the Working Capital Loans under the Credit Facility to the extent such loan has been paid down under the lockbox arrangement. Under the Second Amendment, the Company must maintain a general operating account with Bank of America (the “Operating Account”), from which all loan proceeds will be deposited and all expenses (except payroll expenses) will be paid. The Operating Account funds during any calendar month are restricted to payments equal to or less than the monthly budget amounts during the remaining term of the Forbearance Period. In addition, under the Second Amendment, the Company must establish a separate payroll account with Bank of America. Upon a Termination Event, Bank of America may use any funds in the Operating Account to offset the amount owed under the Credit Facility.

Effective March 30, 2001, through the Termination Date of the Forbearance Agreement, the Credit Facility bears interest at the Bank of America prime rate plus 2.5% per annum. As of September 30, 2001, the Company’s interest rate on the Credit Facility is approximately 8.5%. At December 31, 2000, the Credit Facility bore interest, at the option of the Company, at the Index Rate or Adjusted LIBOR, as defined in the Credit Facility, plus an applicable margin ranging from 3.5% to 4.5%. The applicable margin applied is based on the Company’s leverage ratio, as defined in the Credit Facility. As of December 31, 2000, the Company’s interest rate on the Credit Facility was based on the Index Rate with a resulting rate of approximately 11%. The Bridge Loan bears interest, at the option of the Company, at the Index Rate or Adjusted LIBOR, as defined in the Bridge Loan documents, plus 4.5%. As of September 30, 2001 and December 31, 2000, the Company’s interest rate on the Bridge Loan is based on the Index Rate with a resulting rate of approximately 8.5% and 11.32%, respectively.

The Credit Facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .375% per annum, as well as a letter of credit fee payable quarterly, in arrears, at a rate of 2% per annum. Both fees are based on a defined calculation in the agreement. In addition, the Credit Facility requires an administrative fee in the amount of $30,000 to be paid annually.

The Company’s obligations under the Credit Facility are collateralized by liens on substantially all of the Company’s assets, including inventory, accounts receivable and general intangibles as well as a pledge of the stock of the Company’s subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed individually by each of the Company’s subsidiaries (the “Guarantees”). The obligations of such subsidiaries under the Guarantees are collateralized by liens on substantially all of their respective assets, including inventory, accounts receivable and general intangibles. The Company’s obligation under the Bridge Loan is collateralized by the pledge of 2,813,943 shares of the Company’s common stock beneficially owned by Hunt and Hunt LLLP, and by the collateral previously pledged by the Company to Bank of America under the Credit Facility.

As of December 31, 2000, the Company had a promissory note (the “Note”) outstanding in the approximate amount of $5.3 million in connection with the October 9, 2000 purchase of IFM (see Note 6 to the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000). On March 30, 2001, the Company sold the assets of IFM (see Note 7). In connection with the sale, the Buyer assumed the Note, and the Company has no further obligations under the Note.

5.	Related-Party Transactions

As discussed in Note 4, on June 6, 2000, the Company obtained the Bridge Loan from Bank of America in the amount of $900,000, which was used to fund the Shareholder Bridge Loan to the Company’s CEO. The Shareholder Bridge Loan requires interest at either the Index Rate or adjusted LIBOR, as defined in the Shareholder Bridge Loan, plus 4.5%, as elected by Hunt. As of September 30, 2001 and December 31, 2000, the interest rate is based on the Index Rate with a resulting rate of approximately 8.5% and 11.32%, respectively. The Shareholder Bridge Loan and related interest were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due to Bank of America under the Bridge Loan, thereby causing the Company to default under the Bridge Loan and its Credit Facility (see Note 4). The Shareholder Bridge Loan and related accrued interest of $105,963 and $49,330 are recorded as contra-equity in the consolidated balance sheets as of September 30, 2001 and December 31, 2000, respectively. Under the terms of the Forbearance Agreement, as of September 30, 2001, the Company has received $300,000 from Hunt as payment on the Shareholder Bridge Loan and has paid that amount to reduce the amount outstanding under the Bridge Loan. In addition, Hunt paid approximately $426,000 directly to Bank of America, which was applied against the Bridge Loan (and which the Company applied to the Shareholder Bridge Loan) by the Company, which satisfied the second payment due by the Company on August 31, 2001.

The Company has unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable in the amount of $337,837, plus accrued interest receivable of $162,041 and $141,772 as of September 30, 2001 and December 31, 2000, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997. The notes were amended in September 2001 and are now due December 31, 2002.

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

In June 2001, the Company terminated its distribution agreement with Possis Medical, Inc. (“Possis”) in connection with settling ongoing litigation with Possis. See Part II, Item 1 contained in the Company’s Form 10-Q for the period ending June 30, 2001. As of March 31, 2001 and December 31, 2000, the Company had accrued for expected product returns related to Possis and had written off related inventory in the consolidated balance sheets.

In connection with the Company’s October 15, 1998 purchase of Stepic Corporation (“Stepic”), the Company agreed to pay Stepic up to an additional $4.8 million upon the successful achievement of certain specified future earnings targets by Stepic. Any additional purchase payments made under the purchase agreement will be accounted for as additional costs of acquired assets. During 1999 and 2000, the Company recorded additional purchase price payable to the previous Stepic shareholders of approximately $2.1 million and $1.2 million, respectively, representing the Company’s additional earned contingent payments for fiscal years 1999 and 2000 as required by the purchase agreement (the “Purchase Agreement”). In addition, the Company recorded approximately $437,000 related to the 2001 contingent payment during the year ended December 31, 2000. This amount was included in accrued expenses as of September 30, 2001 and December 31, 2000. The 2000 contingent payment was due December 15, 2000 and $2.4 million, which was previously accrued, was paid from proceeds from the Credit Facility. On December 15, 2000, the Company amended the Purchase Agreement so that the remaining portion of the 2000 contingent payment of approximately $1.2 million could be paid, together with interest at 11%, through April 2001. The Company failed to make all required payments to the Stepic shareholders under the December 15, 2000 amendment and on February 14, 2001, two of the three previous Stepic shareholders (the “Plaintiffs”) filed suit against the Company for non-payment. On March 30, 2001, the Company entered into a Settlement Agreement with the Plaintiffs wherein the Plaintiffs agreed to voluntarily dismiss their pending lawsuit against the Company, and the Company agreed to pay the 2000 contingent payment at a rate of $9,400 per month beginning on April 15, 2001, until final payment of the remaining outstanding balance on February 10, 2002. In addition, under the terms of the Settlement Agreement, the Company will pay interest to the Plaintiffs on the unpaid balance of the 2000 contingent payment at the rate of 11% per annum, including a lump sum interest payment of approximately $27,000 that had accrued since the Company’s last payment to the Plaintiffs. Should Stepic’s earnings exceed the target amount of $3.9 million for the third anniversary year, the liability will be increased up to a cap of approximately $1.6 million. Should a contingent payment be earned for the third anniversary year, the payment will be due December 15, 2001. However, the terms of the Forbearance Agreement prohibit the Company from making the payment and, therefore, the Company will be required to negotiate new payment terms with the Stepic shareholders. Should these negotiations not be successful and should the Company be required to pay the additional purchase payment when due, there could be a material adverse effect on the Company’s business, consolidated financial condition and results of operations.

Effective November 15, 2001, the Exclusive Distributor Agreement between Stepic and Pall Medical Companies (“Pall”) will be terminated. As part of the termination, Stepic will be permitted to sell the Pall Critical Care products through November 14, 2001 and the Pall Blood products through January 15, 2002. In addition, Stepic has the right to return for credit all remaining Pall inventory within 30 days of the last permitted sale date.

The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $605,000 and $689,000 as of September 30, 2001 and December 31, 2000, respectively, related to amounts to be rebated to the various distributors.

The Company is party to numerous agreements which contain certain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events occur.

7.	Sale of IFM

Effective March 30, 2001 (the “Closing Date”), the Company completed the sale of certain IFM assets for the assumption of the Note related to IFM (see Note 4), cash of $2,250,500 upon closing, and cash of $150,000 due six months from the Closing Date (the “Second Installment”). Assets sold included inventory of $3.3 million, property and equipment of $2.4 million, and intangible assets of $1.6 million. The asset purchase agreement provides for a purchase price adjustment related to certain inventory values within five business days after the Closing Date. Based on the values of the inventory following the Closing Date, the Company recorded an additional purchase price receivable of approximately $70,000 outstanding as of September 30, 2001 which will be paid as part of the Second Installment. In addition to the purchase of certain assets, the buyer assumed the Company’s sublease of the IFM facility and the related employees.

Pursuant to the IFM asset purchase agreement, the Second Installment in the amount of $220,366.80 was due from the purchaser to the Company on September 30, 2001. As of the date of this filing, the Second Installment has not been paid and the purchaser has sought indemnification under the asset purchase agreement for the Company’s alleged breach of its representations and warranties set forth in the agreement. On September 24, 2001, the Company filed a Complaint for Declaratory Judgment and Breach of Contract against the purchaser in the Superior Court of Fulton County in the State of Georgia. See Part II. Item 1. contained elsewhere in this Form 10-Q.

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

The table below presents information about the reported sales (which include intersegment sales) and gross profit (which include intersegment gross profit) of the Company’s segments as of and for the three and nine months ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

	Sales	Gross Profit	Sales	Gross Profit

Manufacturing	$5,564,436	$2,742,568	$19,162,231	$10,187,970

Distribution	8,978,537	1,620,350	27,775,724	5,207,786

	$14,542,973	$4,362,918	$46,937,955	$15,395,756

	Three Months Ended		Nine Months Ended
	September 30, 2000		September 30, 2000

	Sales	Gross Profit	Sales	Gross Profit

Manufacturing	$7,127,052	$3,583,882	$21,215,688	$10,369,061

Distribution	10,006,226	1,978,822	31,281,466	6,340,027

	$17,133,278	$5,562,704	$52,497,154	$16,709,088

A reconciliation of total segment sales to total consolidated sales and total segment gross profit to total consolidated gross profit of the Company for the three and nine months ended September 30, 2001 and 2000 is as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Total segment sales	$14,542,973	$17,133,278	$46,937,955	$52,497,154

Elimination of intersegment sales	(571,390)	(1,018,009)	(1,476,490)	(2,918,145)

Consolidated sales	$13,971,583	$16,115,269	$45,461,465	$49,579,009

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Total segment gross profit	$4,362,918	$5,562,704	$15,395,756	$16,709,088

Elimination of intersegment gross profit	(47,534)	(23,733)	150,776	(27,398)

Consolidated gross profit	$4,315,384	$5,538,971	$15,546,532	$16,681,690

A reconciliation of total segment assets to total consolidated assets of the Company as of September 30, 2001 and December 31, 2000 is as follows:

	September 30, 2001	December 31, 2000

Manufacturing	$38,514,499	$46,885,864

Distribution	35,618,326	39,879,507

Total segment assets	74,132,825	86,765,371

Elimination of intersegment receivables	(2,356)	(37,954)

Consolidated assets	$74,130,469	$86,727,417

Except for a sales office located in Belgium, the Company’s operations are located in the United States. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three and nine months ended September 30, 2001 and 2000, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

United States	$13,536,555	$15,171,999	$43,915,100	$46,975,405

Foreign	435,028	943,270	1,546,365	2,603,604

	$13,971,583	$16,115,269	$45,461,465	$49,579,009

9.	Liquidity

As of September 30, 2001, the Company was in default under the Forbearance Agreement entered into on March 30, 2001 with Bank of America due to violation of certain of its financial covenants contained in the Forbearance Agreement. Effective October 15, 2001, the Company entered into the Second Amendment to Forbearance Agreement, which amended certain terms of the Forbearance Agreement. The terms of the Second Amendment are described in detail in Note 4 to the interim condensed consolidated financial statements contained elsewhere in this Form 10-Q.

The Second Amendment reduced the Working Capital Sublimit to $5,000,000 and limited the Working Capital Loan to the smaller of the Working Capital Sublimit or an amount equal to the Borrowing Base, as defined in the Credit Facility. The Second Amendment also removed several of the financial covenants previously contained in the Forbearance Agreement, including minimum net worth, debt service coverage, leverage, interest coverage and minimum EBITDA and added the following financial requirements: (i) the actual expenses of the Company paid in a given calendar month must not exceed the budgeted expenses by more than 10%; (ii) the actual income of the Company in a given calendar month must not fall below the budgeted income by more than 10%; and (iii) the Company’s Borrowing Base at any time must not decline by more than 10% below the Company’s Borrowing Base as of October 23, 2001.

In addition, under the Second Amendment, the Company must maintain a general operating account with Bank of America (the “Operating Account”), from which all loan proceeds will be deposited and all expenses (except payroll expenses) will be paid. The Operating Account funds during any calendar month are restricted to payments equal to or less than the monthly budget amounts during the remaining term of the Forbearance Period. In addition, under the Second Amendment, the Company must establish a separate payroll account with Bank of America. Upon a Termination Event, the Lender may use any funds in the Operating Account to offset the amount owed under the Credit Facility.

In order to maintain liquidity, the Company is making efforts to refinance its loan outstanding to Bank of America and to obtain an equity infusion in the Company. Additionally the Company is required under the terms of the Second Amendment to engage an investment banking firm by December 15, 2001 to begin marketing the sale of the assets of the Company if the loan is not paid off by the Termination Date. The uncertainty inherent in refinancing its debt by January 15, 2002 raises substantial doubt as to the Company’s ability to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net Sales. Net sales decreased 13.3% to $14 million for the third quarter of 2001 from $16.1 million for the third quarter of 2000. This decrease is primarily attributable to the sale of the IFM product line as well as the discontinuance of the Possis Perma-Seal graft product line in the first quarter of 2001. In addition, there was a decline in volume in distribution sales in the third quarter of 2001 due to changes at the manufacturer level in both technology and market place conditions as well as the events that occurred in New York on September 11, 2001. The allocation of net sales on a segment basis for the three months ended September 30, 2001 resulted in net sales of $5.6 million from the manufacturing segment and $9 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the three months ended September 30, 2000 resulted in net sales of $7.1 million from the manufacturing segment and $10 million from the distribution segment, before intersegment eliminations.

     Gross Profit. Gross profit decreased 22.1% to $4.3 million for the third quarter of 2001 from $5.5 million for the third quarter of 2000. Gross margin decreased to 30.9% in the third quarter of 2001 from 34.4% in the third quarter of 2000. The decrease in gross margin is the result of loss of margin at the distribution segment as well as distribution sales, which generate a lower gross margin, comprising a larger percentage of total sales in the third quarter of 2001 compared to the third quarter of 2000. The allocation of gross profit between segments for the three months ended September 30, 2001 resulted in gross profit of $2.7 million from the manufacturing segment and $1.6 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the three months ended September 30, 2000 resulted in gross profit of $3.6 million from the manufacturing segment and $2 million from the distribution segment, before intersegment eliminations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased approximately $43,000 or 1% to approximately $5.1 million for the third quarter of 2001 compared with $5 million for the third quarter of 2000. This increase is substantially due to expenses in the third quarter of 2001, which consist of product development costs, turnaround consulting fees, PR campaign fees and severances offset by lower salaries, professional fees, and amortization expense in the third quarter 2001 as compared to the third quarter 2000. SG&A expenses increased as a percentage of net sales to 36.3% for the third quarter of 2001 from 31.2% for the third quarter of 2000. This increase is primarily due to decreased sales in the third quarter of 2001 from the third quarter of 2000.

     Interest Expense. Net interest expense decreased to approximately $1.1 million in the third quarter of 2001 compared to approximately $1.5 million in the third quarter of 2000. The decrease in 2001 is due to lower debt outstanding during the third quarter of 2001 compared to the third quarter of 2000 as well as lower interest rates under the Company’s Credit Facility in the third quarter of 2001.

     Income Tax Expense. The Company generated an income tax benefit of approximately $752,000 during the third quarter of 2001 which was reduced fully by a valuation allowance established on the Company’s deferred tax assets generated by the income tax benefit. The valuation allowance is deemed necessary due to uncertainties indicated by the Company’s taxable loss during the third quarter of 2001 and the year ending December 31, 2000 and the forecasted taxable loss for the year ending December 31, 2001. The third quarter 2000 income tax benefit of approximately $303,000 was a result of the pretax loss during the third quarter of 2000 of approximately $1 million.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Net Sales. Net sales decreased 8.3% to $45.5 million for the nine months ended September 30, 2001 from $49.6 million in 2000. This decrease is primarily attributable to the sale of the IFM product line as well as the discontinuance of the Possis Perma-Seal graft product line in the first quarter of 2001. In addition, there was a decline in volume in distribution sales during the nine months ended September 30, 2001 due to changes at the manufacturer level in both technology and market place conditions as well as the events that occurred in New York on September 11, 2001. The allocation of net sales on a segment basis for the nine months ended September 30, 2001 resulted in net sales of $19.2 million from the manufacturing segment and $27.8 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the nine months ended September 30, 2000 resulted in net sales of $21.2 million from the manufacturing segment and $31.3 million from the distribution segment, before intersegment eliminations.

     Gross Profit. Gross profit decreased to $15.5 million for the nine months ended September 30, 2001 from $16.7 million for the same period in 2000. Gross margin increased to 34.2% in the nine months ended September 30, 2001 from 33.6% for the same period in 2000. The increase in gross margin is the result of higher gross margin on the Company’s manufactured products resulting from the Company’s ongoing conversion to a complete line of VTX™ port offerings which generate a higher average selling price as well as lower rebates granted to the Company’s distributors in 2001 compared to 2000. In addition, distribution sales, which generate a lower gross margin, comprised a smaller percentage of total sales in 2001 compared to 2000. The allocation of gross profit between segments for the nine months ended September 30, 2001 resulted in gross profit of $10.2 million from the manufacturing segment and $5.2 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the nine months ended September 30, 2000 resulted in gross profit of $10.4 million from the manufacturing segment and $6.3 million from the distribution segment, before intersegment eliminations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased approximately $1.3 million or 8.7% to approximately $15.7 million for the nine months ended September 30, 2001 compared with $14.4 million for the nine months ended September 30, 2000. This increase is substantially due to expenses in 2001, which consist of product development costs, turnaround consulting fees, PR campaign fees and severances. SG&A expenses increased as a percentage of net sales to 34.5% for the nine months ended September 30, 2001 from 29.1% for the same period in 2000. This increase is primarily due to increased expenses as well as decreased sales in 2001 from 2000.

     Interest Expense. Net interest expense decreased to approximately $3.5 million in the nine months ended September 30, 2001 compared to approximately $4 million in the nine months ended September 30, 2000. The decrease is due to lower debt outstanding during 2001 compared to 2000, as well as lower interest rates under the Company’s Credit Facility in 2001.

     Income Tax Expense. The Company recorded an income tax benefit of approximately $1.4 million during the nine months ended September 30, 2001 which was reduced fully by a valuation allowance established on the Company’s deferred tax assets generated by the income tax benefit. The valuation allowance is deemed necessary due to uncertainties indicated by the Company’s taxable loss during the nine months ended September 30, 2001 as well as during the year ending December 31, 2000 and the forecasted taxable loss for the year ending December 31, 2001. The nine-month period ended September 30, 2000 income tax benefit of approximately $445,000 was a result of the pretax loss during 2000 of approximately $1.7 million.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2001 compared with approximately $1.9 million for the nine months ended September 30, 2000. The slight decrease in cash provided by operations during 2001 compared to 2000 was primarily attributable to lower reductions in accounts payable and accrued expenses offset by reductions in accounts receivable, inventories and income tax receivable. In August 2000, the Company restructured the terms of outstanding accounts receivable of approximately $2.5 million of two of the Company’s largest distributors to be collected over a period of approximately twelve months, beginning August 2000. As of September 30, 2001, the two distributors have complied with the restructuring terms.

Net cash provided by (used in) investing activities was $2.3 million for the nine months ended September 30, 2001 compared to ($1.2 million) for the nine months ended September 30, 2000. Cash provided by investing activities in 2001 included cash proceeds from the sale of IFM of approximately $2.3 million and the payment of $300,000 from the Company’s CEO for the Shareholder Bridge Loan. Cash used in investing activities in 2001 and 2000 included capital expenditures for the Company’s facilities and the Shareholder Bridge Loan to the Company’s CEO during 2000.

Net cash used in financing activities was approximately $3.5 million for the nine months ended September 30, 2001 compared to approximately $2 million for the nine months ended September 30, 2000. Financing activities in both 2001 and 2000 consisted primarily of principal payments on outstanding debt attributable to depository funds of approximately $50.1 million and $8.2 million in 2001 and 2000, respectively, applied against the Working Capital Loan under the Company’s Credit Facility pursuant to the Company’s sweep arrangement with Bank of America (see below) and in 2001 approximately $2.3 million on its Credit Facility from the proceeds of the sale of IFM (see Note 7 to the Company’s interim condensed consolidated financial statements included elsewhere in this Form 10-Q). In addition, in 2001, the Company made principal payments of $675,000 and $300,000 (the Bridge Loan payments) on its Credit Facility, both pursuant to the terms of the Forbearance Agreement. The payments for both years were offset by cash proceeds issued to the Company of approximately $51.3 million and $5.5 million in 2001 and 2000, respectively, from Bank of America under the same sweep arrangement.

As discussed more fully in Note 4 of the Company’s interim condensed consolidated financial statements included in this Form 10-Q, effective March 30, 2001, the Company entered into a Forbearance Agreement and a First Amendment to Forbearance Agreement (collectively, the “Forbearance Agreement”) with Bank of America, N.A. (“Bank of America”) wherein Bank of America agreed to forbear from exercising its rights and remedies allowed under a $50 million amended and restated credit facility (the “Credit Facility”)

due to certain defaults. The Company’s Credit Facility contained certain restrictive covenants that required minimum net worth and EBITDA thresholds as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also placed limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. As of December 31, 2000, the Company had violated certain of these financial covenants and, as a result, was in default under its Credit Facility. In addition, the Company was also in default under its Credit Facility as a result of not making principal payments of approximately $2.5 million due October 1, 2000 and January 1, 2001, as well as non-payment of the Bridge Loan that was due on August 30, 2000. All of such defaults were foreborne as provided for in the Forbearance Agreement. Revised restrictive covenants were set in the Forbearance Agreement, and the Company was not in compliance with certain of those covenants as of September 30, 2001, including minimum net worth, debt service coverage, leverage and minimum EBITDA. As a result, the Company was in default of the Credit Facility under the terms of the Forbearance Agreement.

Effective October 15, 2001, the Company entered into a Second Amendment to the Forbearance Agreement (the “Second Amendment”) as a result of defaults under the terms of the Forbearance Agreement as of September 30, 2001. The Second Amendment amended the terms of the Forbearance Agreement as follows: (i) changed the termination date of the Forbearance Agreement (the “Termination Date”) from March 31, 2002 to January 15, 2002 (the period from March 30, 2001 through January 15, 2002 being defined as the “Forbearance Period”); (ii) the Company must maintain a general operating account with Bank of America and the use of funds in an calendar month shall be restricted to payments equal to or less than the monthly budget submitted to Bank of America as part of the Second Amendment; (iii) the Company will pay any accrued or unpaid interest (but not principal) on the amounts outstanding under the credit facility on the first day of each month beginning November 1, 2001 and each month thereafter during the Forbearance Period, and interest will continue to accrue at the Bank of America Prime Rate plus two and one-half percent (2.5%) per annum; and (iv) the Company must furnish to Bank of America certain reports which include: (a) a weekly Borrowing Base Calculation, as defined in the Credit Facility; (b) collections status reports, accounts receivable, cash on hand and cash expenditures with copies of invoices twice a month; (c) weekly and monthly income and expense statements comparing actual to budget; (d) a monthly report listing inventory and equipment by location; (e) monthly financial statements as required under the Credit Agreement; and (f) monthly detail of accounts receivable and aged trial balance.

The Second Amendment also amended the “Termination Events” as defined in the Forbearance Agreement to include the following: (i) the Company fails to execute and deliver or to cause Hunt and Hunt LLLP to execute and deliver within 10 days from the effective date of the Second Amendment a pledge to Bank of America of all the stock owned by Hunt and documentation to amend the current Pledge Agreement between Hunt, Hunt LLLP and the Company. The pledge documents will be held in escrow and will be released only in the event that Hunt interferes with the daily operations of the Company determinable at Bank of America’s discretion at any point prior to January 1, 2005; (ii) the Company fails to engage and hire within five days from the effective date of the Second Amendment competent crisis and turn around management and a new Chief Executive Officer who shall report directly to the independent members of the Company’s Board of Directors; (iii) the Company fails to provide Bank of America within five days from the effective date of the Second Amendment a copy of resolutions confirming Hunt’s resignation as an officer and director of the Company and that no further salary or bonuses shall be paid to Hunt; (iv) the Company fails to make efforts to refinance the amounts outstanding under the Credit Facility and fails to provide weekly status reports; (v) on or before December 15, 2001, the Company fails to provide Bank of America evidence that the Company has engaged an investment banking firm to begin marketing the sale of the assets of the Company if the amounts outstanding under the Credit Facility are not paid off by the Termination Date; or (vi) the Company fails to execute and deliver to Bank of America within 24 hours of Bank of America’s request order consenting to the appointment of a Receiver in the event of a Termination Event. As of the date of this filing, none of such Termination Events has occurred.

In addition, the Second Amendment reduced the Working Capital Sublimit to $5,000,000 and limited the Working Capital Loan to the smaller of the Working Capital Sublimit or an amount equal to the Borrowing Base, as defined in the Credit Facility. The Second Amendment also removed several of the financial covenants previously contained in the Forbearance Agreement, including minimum net worth, debt service coverage, leverage, interest coverage and minimum EBITDA, and added the following financial requirements: (i) the actual expenses of Company paid in a given calendar month must not exceed the budgeted expenses by more than 10%; (ii) the actual income of the Company in a given calendar month must not fall below the budgeted income by more than 10%; and (iii) the Company’s Borrowing Base at any time must not decline by more than 10% below the Company’s Borrowing Base as of October 23, 2001.

The Second Amendment became effective upon the satisfaction by the Company of certain conditions, which included payment for unreimbursed Bank of America’s attorney’s fees and expenses, Bank of America’s title insurance fees and accrued interest on the amounts outstanding under the Credit Facility through October 1, 2001.

The Forbearance Agreement provides for the payment of Excess Cash Flow, as defined in the Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2000. In addition, the

Forbearance Agreement requires an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company’s sale of the Ideas for Medicine product line (“IFM”) (see Note 7 of the Company’s Interim Condensed Consolidated Financial Statements in this Form 10-Q).

The Forbearance Agreement further requires payments of $300,000 each on a short-term bridge loan (the “Bridge Loan”) on May 31, 2001, August 31, 2001, and November 30, 2001. The installments due on May 31, 2001 and August 31, 2001 under the Bridge Loan were paid. The Forbearance Agreement also provides for a forbearance and restructuring fee of $10,000 plus related expenses and interest at the rate then in effect plus 6% upon a Termination Event, as defined in the Forbearance Agreement.

As of September 30, 2001 and December 31, 2000, $3,901,139 and $2,561,661, respectively, was outstanding under the Working Capital Loans and $36,517,539 and $39,443,039, respectively, was outstanding under the Acquisition Loans, each as defined in the Credit Facility. No funds were available for borrowing under the Credit Facility as of September 30, 2001, except as may be available under the sweep arrangement (see below). In addition, the Company had outstanding standby letters of credit of $2,400,000 and $2,544,000 as of September 30, 2001 and December 31, 2000, respectively. These letters of credit, which have terms through January 2002, collateralize the Company’s obligations to third parties in connection with an acquisition (see Note 15 to the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000).

Pursuant to the Forbearance Agreement, the Company granted Bank of America warrants to purchase 435,157 shares of the Company’s common stock. The warrants have a strike price of $0.05 per share and are exercisable for three years from the date of issuance of June 19, 2001. The warrants contain antidilution protection for issuance of shares at less than fair market value.

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

During the Forbearance Period, the Credit Facility bears interest at the Bank of America prime rate plus 2.5%. Prior to March 30, 2001, the Credit Facility bore interest at a rate to be selected by the Company from certain options defined in the agreement. At September 30, 2001 and December 31, 2000, the Company’s interest rate was 8.5% and 11.0062%, respectively. The total balance outstanding under the Credit Facility was approximately $43 million and $42.9 million at September 30, 2001 and December 31, 2000, respectively, and no funds were available for borrowing under the Credit Facility, except as may be available under the sweep arrangement (see below). In addition, the Company had outstanding standby letters of credit at September 30, 2001 and December 31, 2000 of approximately $2.4 million and $2.5 million, respectively, which collateralize the Company’s obligations to third parties in connection with a 1998 acquisition.

The Company and Bank of America amended the Credit Facility on June 6, 2000 to provide the Bridge Loan to the Company in the principal amount of $900,000. The proceeds of the Bridge Loan were used to fund the Shareholder Bridge Loan to Marshall B. Hunt, the Company’s chairman, CEO and largest shareholder (see Note 5 to the Company’s interim condensed consolidated financial statements included elsewhere in this Form 10-Q). The Bridge Loan, the Shareholder Bridge Loan, and related interest were due on August 30, 2000 but were not paid at that time. The payment terms of the Bridge Loan were restructured under the Forbearance Agreement (see above). Under the terms of the Forbearance Agreement, as of September 30, 2001, the Company has received $300,000 from the CEO as payment on the Shareholder Bridge Loan and has paid that amount to reduce the amount outstanding under the Bridge Loan. In addition, the CEO paid approximately $426,000 directly to Bank of America, which was applied against the Bridge Loan (and which the Company applied to the Shareholder Bridge Loan) by the Company, which satisfied the second payment due by the Company on August 31, 2001.

As permitted under the Credit Facility and Bridge Loan documents, Bank of America has instituted a sweep arrangement whereby funds collected in the Company’s lockbox accounts are swept periodically into a Bank of America account and applied against the outstanding loan balance under the Credit Facility. The financial institutions which hold such accounts have been notified by Bank of America that such lockbox arrangements have been instituted, and the Company’s as well as its subsidiaries’ right to withdraw, transfer or pay funds from the accounts has been terminated. The Company periodically will apply to receive additional loans under the Working Capital Loan in the Credit Facility to the extent such loan has been paid down under the lockbox arrangement. Under the

Second Amendment, the Company must maintain a general operating account with Bank of America (the “Operating Account”), from which all loan proceeds will be deposited and all expenses (except payroll expenses) will be paid. The Operating Account funds during any calendar month are restricted to payments equal to or less than the monthly budget amounts during the remaining term of the Forbearance Period. In addition, under the Second Amendment, the Company must establish a separate payroll account with Bank of America. Upon a termination Event, Bank of America may use any funds in the Operating Account to offset the amount owed under the Credit Facility.

In order to maintain liquidity, the Company is making efforts to refinance the Credit Facility with Bank of America and to obtain an equity infusion in the Company. Additionally the Company is required under the terms of the Second Amendment to engage an investment banking firm by December 15, 2001 to begin marketing the sale of the assets of the Company if the amounts outstanding under the Credit Facility are not paid off by the Termination Date. The uncertainty inherent in refinancing its debt by January 15, 2002 raises substantial doubt as to the Company’s ability to continue as a going concern.

Recently Issued Accounting Standards

Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

Forward-looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the possible inadequacy of the Company’s cash flows from operations and cash available from external financing, the Company’s limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company’s potential exposure to product liability, the inability to introduce new products, the Company’s reliance on a few large customers, the Company’s dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions, the Company’s inability to pay its indebtedness, and the Company’s inability to comply with the financial covenants set forth in the Forbearance Agreement. The Company’s inability to negotiate an amendment to the Forbearance Agreement in order to adjust the financial covenants and the Company’s inability to refinance its debt, sell its assets or renegotiate the Forbearance Agreement. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained in the Company’s Form 10-K for the year ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001, the additional interest expense would be material to the Company’s consolidated financial position, results of operations and cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 30, 2001, the Company and Vascutech Acquisition, LLC (“Vascutech”) entered into an asset purchase agreement (the “IFM Agreement”) whereby the Company sold to Vascutech the IFM product line and related assets. Pursuant to the IFM Agreement, the second installment of the purchase price in the amount of $220,366.80 (the “Second Installment”) was due from Vascutech to the Company on September 30, 2001. On September 7, 2001, LeMaitre Vascular, Inc. (formerly known as Vascutech, Inc.) (“LeMaitre”) sent a letter to the Company seeking indemnification under the IFM Agreement in an amount equal to $800,000 for the Company’s alleged breach of its representations and warranties set forth in the IFM Agreement. The Company responded to LeMaitre by letter on September 19, 2001, notifying LeMaitre of the Company’s position that it had not breached the IFM Agreement and indicating that the Company expected receipt of the Second Installment on September 30, 2001. On September 24, 2001, the Company filed a Complaint for Declaratory Judgment and Breach of Contract against LeMaitre and Vascutech in the Superior Court of Fulton County in the State of Georgia. The Company has requested (i) judgment in the amount of $220,366.80, the amount owed to the Company under the IFM Agreement; and (ii) that the Court declare that the Company has not breached the representations and warranties in the IFM Agreement and that its obligations under the IFM Agreement have been fully satisfied. On November 8, 2001, LeMaitre filed its Answer to the Complaint, denying both the breach of contract claim and the grounds for the Company’s request for a declaratory judgment. LeMaitre also filed a counterclaim against the Company for breach of contract, fraud and deceit, and punitive damages. LeMaitre seeks in excess of $800,000 in actual damages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a)  As of October 15, 2001, the Company entered into a Second Amendment to the Forbearance Agreement with Bank of America relating to the Credit Facility. The Credit Facility, as amended, currently prohibits the payment of dividends on the Company’s capital stock and also restricts the Company’s capital expenditures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     (a)  Effective March 30, 2001, the Company entered into a Forbearance Agreement and a First Amendment to Forbearance Agreement with Bank of America, wherein Bank of America agreed to forbear from exercising its rights and remedies allowed under the Company’s Credit Facility due to certain defaults. The Company’s Credit Facility contained certain restrictive covenants that required minimum net worth and EBITDA thresholds as well as specific ratios such as total debt service coverage, leverage, interest coverage and debt to capitalization. The covenants also placed limitations on capital expenditures, other borrowings, operating lease arrangements, and affiliate transactions. As of December 31, 2000, the Company had violated certain of these financial covenants and, as a result, was in default under its Credit Facility. In addition, the Company was also in default under its Credit Facility as a result of not making principal payments of approximately $2.5 million due October 1, 2000 and January 1, 2001, as well as non-payment of the Bridge Loan that was due on August 30, 2000. All of such defaults were foreborne as provided for in the Forbearance Agreement. Revised restrictive covenants were set in the Forbearance Agreement, and the Company was not in compliance with certain of those covenants as of September 30, 2001, including minimum net worth, debt service coverage, leverage and minimum EBITDA. As a result, the Company was in default of the Credit Facility under the terms of the Forbearance Agreement. Effective October 15, 2001, the Company entered into a Second Amendment to the Forbearance Agreement as a result of defaults under the terms of the Forbearance Agreement as of September 30, 2001.

     As of September 30, 2001, the total amount outstanding under the Credit Facility was approximately $40.4 million. In addition, the Company has outstanding letters of credit of approximately $2.4 million, which collateralize the Company’s obligations to third parties in connection with a 1998 acquisition. The total amount outstanding under the Bridge Loan is $174,000, plus accrued unpaid interest since August 30, 2000. As of September 30, 2001, the Company has classified the Credit Facility as due in 2002 in accordance with the terms of the Forbearance Agreement, as amended by the Second Amendment.

     See Notes 4 and 5 to the Company’s unaudited interim condensed consolidated financial statements included in this Form 10-Q and the Liquidity and Capital Resources section in Item 3 of Part I for further discussion regarding the Forbearance Agreement, the Second Amendment and the Company’s defaults under the Credit Facility and the Bridge Loan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

Exhibit Number	Description

10.1	Second Amendment to Forbearance Agreement, dated as of October 15, 2001, by and between the Company and Bank of America, N.A.

10.2	Amendment to Promissory Notes, dated as of September 24, 2001, by and between the Company and Marshall B. Hunt

10.3	Amendment to Promissory Notes, dated as of September 24, 2001, by and between the Company and William E. Peterson, Jr.

10.4	Amendment to Employment Agreement, dated as of September 24, 2001, by and between the Company and Marshall B. Hunt

10.5	Amendment to Employment Agreement, dated as of October 23, 2001, by and between the Company and Marshall B. Hunt

10.6	Amendment to Employment Agreement, dated as of September 24, 2001, by and between the Company and William E. Peterson, Jr.

10.7	Escrow Letter Agreement, dated as of October 26, 2001, by and between Marshall B. Hunt and Bank of America, N.A.

10.8	Escrow Letter Agreement, dated as of October 26, 2001, by and between Hunt Family Investments, L.L.L.P. and Bank of America, N.A.

10.9	Securities Pledge Agreement, dated as of October 26, 2001, by and between Marshall B. Hunt and Bank of America, N.A.

10.10	Securities Pledge Agreement, dated as of October 26, 2001, by and between Hunt Family Investments, L.L.L.P. and Bank of America, N.A.

10.11	Limited Guaranty of Marshall B. Hunt, dated as of October 26, 2001

10.12	Limited Guaranty of Hunt Family Investments, L.L.L.P., dated as of October 26, 2001

      (b)  Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

HORIZON MEDICAL PRODUCTS, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON MEDICAL PRODUCTS, INC.

(Registrant)

November 14, 2001	/s/ William E. Peterson, Jr.

President (Principal Financial Officer and Duly Authorized Officer)