Form 10-K
period 2001-12-31
HORIZON MEDICAL PRODUCTS INC
filed 2002-04-16
CIK 1052958

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FINANCIAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 001-15459

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

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X BOX) No (EMPTY BOX)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (EMPTY BOX)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,459,279 on March 15, 2002, based on the closing sale price of such stock on The American Stock Exchange. The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 15, 2002 was 13,366,278.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is incorporated by reference from the proxy statement of the Company for the 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
                                 PART I
1.    Description of Business.....................................    1
2.    Properties..................................................   17
3.    Legal Proceedings...........................................   17
4.    Submission of Matters to a Vote of Security Holders.........   18

                                PART II
5.    Market for the Registrant's Common Stock and Related
      Security Holder Matters.....................................   18
6.    Selected Financial Data.....................................   19
7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   20
7A.   Quantitative and Qualitative Disclosures About Market
      Risk........................................................   41
8.    Financial Statements and Supplementary Data.................   41
9.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................   42

                                PART III
10.   Directors and Executive Officers of the Registrant..........   42
11.   Executive Compensation......................................   42
12.   Security Ownership of Certain Beneficial Owners and
      Management..................................................   42
13.   Certain Relationships and Related Transactions..............   42

                                PART IV
14.   Exhibits, Financial Statement Schedules and Reports on Form
      8-K.........................................................   42
SIGNATURES........................................................   49

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

BACKGROUND

     The Company was incorporated and began its operations in February 1990 as a distributor of medical devices and began to distribute vascular access devices in 1990. In November 1992, the Company entered into a collaborative effort with a leading heart valve manufacturer to design and develop a new line of vascular access ports for the Company. This new line of ports, the Triumph-1(R) line, was introduced in September 1994. The Company continues to market the Triumph-1(R) line of vascular access ports and in September 2001, the Company transitioned the manufacturing of the Triumph-1(R) line in-house to its current manufacturing facility. Prior to that transition, since 1996, certain models in the Triumph-1(R) line had been manufactured for the Company by ACT Medical. In May 1995, the Company began to distribute the NeoStar Medical(R) line of hemodialysis catheters.

     In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical(R) product line at this facility in October 1996 and expanded this facility in 1998 and in 2000 to its current configuration of approximately 60,000 square feet. In July 1997, the Company acquired the port business of Strato(R)/Infusaid(TM). The primary product lines obtained in the Strato(R)/Infusaid(TM) acquisition included the LifePort(R) and Infuse-a-Port(R) vascular access ports, and the Infuse-a-Cath(R) line of catheters. In 1998, the Company made additional product acquisitions, including the Vortex(TM), TitanPort(TM) and OmegaPort(R) lines acquired from Norfolk Medical. In addition, the Company acquired the Columbia Vital Systems, Inc. ("CVS") and Stepic Corporation ("Stepic") medical device distribution businesses. See "-- Acquisitions" below. Distribution of non-Company medical devices through Stepic during 2001 comprised approximately 57% of the Company's revenue.

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

RECENT DEVELOPMENTS

     On March 19, 2002, the Company announced that it had completed an arrangement with ComVest Venture Partners ("ComVest"), LaSalle Business Credit, Inc. ("LaSalle"), and Medtronic, Inc. ("Medtronic") to recapitalize the Company (the "Recapitalization") by extinguishing all of the Company's senior debt and warrants held by Bank of America and substantially reducing the Company's total outstanding debt. Pursuant to the Recapitalization, the Company issued Senior Subordinated Convertible Notes (the "Convertible Notes") in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Subordinated Promissory Note payable to Bank of America (the "Junior Note"), and entered into a new revolving and term loan facility (the "LaSalle Credit Facility") with LaSalle for up to $22 million, of which approximately $8.8 million was outstanding as of March 31, 2002. The following is a summary of key provisions of the Recapitalization:

     On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America's interest in an outstanding $50 million amended and restated senior credit facility (the "BofA Credit Facility"). The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America's interest in the Note under the BofA Credit Facility (the "BofA Note"), the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement between the Company and Bank of America dated March 15, 2001 as subsequently amended (the "Forbearance Agreement") was terminated.

     On March 1, 2002, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with ComVest and certain Additional Note Purchasers (as defined in the Note Purchase Agreement). Under the Note Purchase Agreement, the Company agreed to issue $15 million of Convertible Notes. Interest on the Convertible Notes is payable quarterly beginning in June 2002 and accrues at a rate of 6% per year for the first six months and 8% per year thereafter until the notes are paid in full and mature on March 16, 2004. The Company issued the Convertible Notes as follows: $4.4 million to ComVest, $4 million to Medtronic and $6.6 million to the Additional Note Purchasers.

     The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company's common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment upon repayment of all or a portion of the amounts due, as described below. Under the conversion terms, if the principal amount of the Convertible Notes, together with all interest due is paid in full on or before 30 days following March 16, 2002 (the "Closing Date"), then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. If the principal amount of all the Convertible Notes and all interest due is paid on or before March 16, 2004, then the maximum aggregate number of shares of the Company's common stock that the Convertible Notes can be converted into is 19,500,000. The terms of the applicable conversion periods and conversion amounts are as follows:

     - Until April 16, 2002, ComVest has the right to convert 1.25% of the Outstanding Balance (defined as principal plus accrued and unpaid interest under the ComVest Convertible Note) held under its $4.4 million Convertible Note plus 0.6% of the amount of principal repaid under the Additional Notes held by the Additional Note Purchasers (the "Additional Notes");

     - Until March 16, 2003, ComVest has the right to convert an additional 0.25% of the Outstanding Balance;

     - Until March 16, 2004, Medtronic has the right to convert 1.5% of its $4 million Convertible Note;

     - From March 16, 2003 through March 16, 2004, Medtronic has the right to convert an additional 0.3% of $4 million if ComVest's Convertible Note and the notes held by the Additional Note Purchasers have not been repaid;

     - Until April 16, 2002, the Additional Note Purchasers have the right to convert 1.25% of the Additional Notes Outstanding Balance (defined as principal plus accrued but unpaid interest under the Additional Notes) held under their $6.6 million Convertible Note plus 0.6% of the amount of principal repaid under ComVest's Convertible Note on or before April 16, 2002; and

     - Until March 16, 2003, the Additional Note Purchasers have the right to convert an additional 0.25% of the Additional Notes Outstanding Balance.

     The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. The Note Purchase Agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions on indebtedness and liens, business combinations, sale or discount of receivables, conduct of the Company's business, transactions with affiliates, ability to enter into contracts outside the ordinary course of business, and ability to pay dividends. The Events of Default include, but are not limited to, failure to pay an obligation when due, breach of any covenant that remains uncured for 15 days, bankruptcy, change of control, and failure to obtain shareholder approval of the Recapitalization within 105 days of the closing date of March 16, 2002. The shareholder approvals that the Company agreed to obtain and will submit to the shareholders at the 2002 Annual Meeting include issuances of common stock pursuant to the Recapitalization, amendments to the Company's articles of incorporation to increase the number of authorized shares of common stock from 50 million to 100 million and to declassify the staggered board, amendments of the Bylaws to eliminate the fair price and business combinations provisions, and the grant of options to Messrs. Hunt and Peterson (as described below).

     On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company will record a net extraordinary gain on the early extinguishment of debt of approximately $11 million, net of tax of approximately $4 million during the first quarter of 2002. In exchange for funding a portion of the $22 million cash purchase price paid to Bank of America, ComVest assigned $4 million in principal amount of the BofA Note to Medtronic and $6.6 million in principal amount of the BofA Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the BofA Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of $15 million in exchange for the surrender of $15 million in principal amount of the BofA Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the BofA Note was repaid with the proceeds of a Bridge Loan from ComVest to the Company made on March 15, 2002 (the "Bridge Loan").

     On March 18, 2002, the Company entered into the LaSalle Credit Facility pursuant to a Loan and Security Agreement (the "Loan Agreement") with Standard Federal Bank National Association ("SFB"), acting by and through LaSalle, as SFB's agent (SFB and LaSalle, collectively, the "Lender"). Under the Loan Agreement, the Lender has provided a $20 million senior revolving loan facility (the "Revolving Loan") and a $2 million term loan facility (the "Term Loan"). The Company used the proceeds to repay the Bridge Loan and expenses related to the Recapitalization and will use the remaining proceeds for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below).

     As collateral, the Company granted a security interest in all of the Company's present and future assets, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located, including, but not limited to: all accounts receivable; all chattel paper, instruments, documents and general intangibles including patents, patent applications, trademarks, trademark applications, trade secrets, trade names, goodwill, copyrights, copyright applications, registrations, licenses, software, franchises, customer lists, tax refund claims, claims against carriers and shippers, guaranty claims, contract rights, payment intangibles, security interests, security deposits, and indemnification rights; all inventory; all goods including equipment, vehicles, and fixtures; all investment property; all deposit accounts, bank accounts, deposits and cash; all letter-of-credit rights; certain commercial tort claims; all property of the Company in control of the Lender or any affiliate of the Lender; and all additions, substitutions, replacements, products, and proceeds of the aforementioned property including proceeds from insurance policies and all books and records relating to the Company's business.

     The Loan Agreement contains affirmative and negative covenants. The affirmative covenants require the Company to, among other things, maintain accurate and complete records, notify the Lender of major business changes, comply with relevant laws, maintain proper permits, conduct relevant inspections and audits, maintain adequate insurance with the Lender named as loss payee, keep collateral in good condition, use proceeds only for business purposes, pay required taxes, maintain all intellectual property, maintain a checking account with LaSalle, hire a Chief Operating Officer with experience in the medical products industry within 90 days of the date of the Loan Agreement, grant the Lender the right to conduct appraisals of the collateral on a bi-annual basis, and deliver a survey of the property located at the Company's offices on Northside Parkway in Atlanta within 60 days of the date of the Loan Agreement. The negative covenants restrict the

Company's ability to, among other things, make any guarantees, incur additional indebtedness, grant liens on its assets, enter into business combinations outside the ordinary course of business, pay dividends, make certain investments or loans, allow its equipment to become a fixture to real estate or an accession to personal property, alter its lines of business, settle accounts, or make other fundamental corporate changes.

     The Loan Agreement also contains financial maintenance covenants, including, but not limited to, the following:

     - maintaining Minimum Availability at all times of at least $4 million (the "Minimum Availability Test"). "Minimum Availability" is defined as (a) the lesser of: (i) the Revolving Loan Limit (which is up to 85% of the face amount of the Company's eligible accounts receivable; plus the lesser of (x) up to 55% of the lower of cost or market value of the Company's eligible inventory or up to 85% of the net orderly liquidation value of eligible inventory, whichever is less, or (y) $11 million; plus such reserves as the Lender may establish) and (ii) the Maximum Revolving Loan Limit of $20 million minus (b) the sum of (i) the amount of all then outstanding and unpaid Liabilities (to Lender, as defined) plus (ii) the aggregate amount of all then outstanding and unpaid trade payables and other obligations more than 60 days past due; plus (iii) the amount of checks issued by the Company which are more than 60 days past due but not yet sent and the book overdraft of the Company plus (iv) $4,000,000 owed by the Company to Arrow International;

     - maintaining Tangible Net Worth of $7,698,000 for the quarter ending December 31, 2002, $8,522,000 for the quarter ending March 31, 2003, $9,475,000 for the quarter ending June 30, 2003, $10,544,000 for the quarter ending September 30, 2003, $11,728,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as shareholders' equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of FASB No. 142 as determined solely by the Lender plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender);

     - maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of
       1.10 to 1.0 from April 1, 2002 through December 31, 2002, 1.20 to 1.0 from April 1, 2002 through March 30, 2003, 1.40 to 1.0 for the quarter ending June 30, 2003 and for the immediately preceding four fiscal quarters, and 1.50 to 1.0 for the quarter ending September 30, 2003 and for the immediately preceding four fiscal quarters and each fiscal quarter thereafter;

     - maintain EBITDA, based on the immediately preceding four fiscal quarters, of $4,000,000 on December 31, 2002, $5,437,000 on March 31, 2003,
       $6,605,000 on June 30, 2003, $7,374,000 on September 30, 2003 and
       $7,482,000 on December 31, 2003 and each fiscal quarter thereafter; and

     - limit capital expenditures to no more than $500,000 during any fiscal year.

     The Loan Agreement also specifies certain Events of Default, including, but not limited to, failure to pay obligations when due, failure to direct its account debtors to make payments to an established lockbox, failure to make timely financial reports to the Lender, the breach by the Company or any guarantor of any obligations with any other Person (as defined in the Loan Agreement) if such breach might have a material adverse effect on the Company or such guarantor, breach of representations, warranties or covenants, loss of collateral in excess of $50,000, bankruptcy, appointment of a receiver, judgments in excess of $25,000, any attempt to levy fees or attach the collateral, defaults or revocations of any guarantees, institution of criminal proceedings against the Company or any guarantor, occurrence of a change in control, the occurrence of a Material Adverse Change or a default or an event of default under certain subordinated debt documents. Upon the occurrence of any Event of Default, the Lender may accelerate the Company's obligations under the Loan Agreement.

     The Company must repay the Revolving Loan on or before March 17, 2005, ("the Termination Date"), unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment prior to the

Termination Date as a result of an Event of Default, the Company gives 90-days notice of its intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date of the Convertible Notes at least thirty days past the date of the original term or any applicable renewal term.

     Pursuant to the LaSalle Credit Facility, the Company also issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of common stock at an exercise price of $.01 per share.

     The Junior Note in the amount of $2 million bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a principal payment on the Junior Note of $22,500 is payable on the first day of each month until maturity of the Junior Note.

     As a condition to closing, the Company also agreed to enter into a Securityholders Agreement dated March 16, 2002 with ComVest, Medtronic, LaSalle, Marshall B. Hunt ("Hunt") and William E. Peterson, Jr. ("Peterson") (together ComVest, Medtronic, LaSalle, Hunt and Peterson are the "Investors") under which the Company granted certain registration rights, rights of first refusal and corporate governance rights to the Investors. The registration rights require the Company to file a shelf registration statement covering the resale of certain shares of common stock issuable pursuant to the Recapitalization and to include, at the Investors' option, certain of the Investors' shares of common stock in any registration statement undertaken by the Company, at the Company's expense. Pursuant to the Securityholders Agreement, ComVest and Medtronic have been granted (i) a right of first refusal to purchase all or part of their pro rata share of new securities which the Company may propose to sell or issue,
(ii) the right of first refusal to participate in any sale of Hunt's and/or Peterson's shares of common stock to third parties upon the same terms and conditions, (iii) the co-sale right of first refusal to participate in sales of shares of common stock by Hunt and/or Peterson, and (iv) the "bring-along right" to require Hunt and Peterson to sell the same percentage of shares of common stock as the holders of the rights propose to sell in the event that the rights holders propose to sell 51% or more of their common stock. The corporate governance rights include, but are not limited to, the following: (i) granting ComVest the right to designate one ComVest director and two additional independent directors, (ii) requiring that certain actions of the Board of Directors include the affirmative vote of the ComVest director, (iii) requiring the Company to establish and maintain an Executive Committee consisting of the ComVest director as Chairman, one of the independent directors designated by ComVest, and Hunt, and (iv) requiring that the Executive Committee approve certain actions. Failure to comply with the Securityholders Agreement is considered an Event of Default under the Note Purchase Agreement.

     On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company will promote and provide technical advice for Medtronic's implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. After basic sales training, sales representatives of the Company and of its distributors will promote the sale of such systems, identify appropriate patients for such systems, and after additional training provide assistance in the implantation and refill procedure for such systems, for which identification and assistance the Company will be compensated by Medtronic. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes.

     To effect the Recapitalization, the Company also entered into certain ancillary agreements including the following: (i) a voting agreement under which Hunt and Peterson have agreed to vote their shares in favor of all proposals relating to the Recapitalization; (ii) a new employment agreement and option agreements with Hunt that grants him options to purchase an aggregate of 3,500,000 shares of common stock (The new employment agreement replaced Hunt's previous employment agreement and reduced the previous term of employment and the previous severance compensation and benefits from approximately four years to twelve months.); (iii) a new employment agreement and an option agreement with Peterson that grants him options to purchase 1,000,000 shares of common stock (The new employment agreement replaced Peterson's previous employment agreement and reduced the previous term of employment from approximately four years to six months and reduced the previous severance compensation and benefits from approximately four years to twelve months.); (iv) an advisory agreement with an affiliate of ComVest under which the affiliate received 2,645,398 shares of common stock and a cash fee of $750,000; (v) a note with ComVest under which ComVest received 75,000 shares in exchange for advancing certain transaction expenses associated with the Recapitalization; (vi) an expense guaranty with Mr. Hunt under which he received 150,000 shares of common stock in exchange for agreeing to reimburse ComVest for certain of its transaction expenses in the event that the Recapitalization were not consummated; and (vii) an advance note with Mr. Hunt under which he received 75,000 shares of common stock in exchange for advancing to the Company certain transaction expenses associated with the Recapitalization.

     The auditor's opinion related to the consolidated financial statements included in this report, dated April 15, 2002, states that there is substantial doubt as to the Company's ability to continue as a going concern. Delivery of this opinion would have triggered an Event of Default under the Loan Agreement and the Note Purchase Agreement as originally executed because both agreements require audited financial statements to be delivered within 90 days of December 31, 2001 with an auditor's opinion that does not contain such going concern language. However, the default provisions relating to the audit opinion in the Loan Agreement and the Note Purchase Agreement have been waived.

     As a result of the Recapitalization, the BofA Credit Facility, the Forbearance Agreement with Bank of America, and all subsequent amendments were terminated. However, because those agreements were significant to the capitalization of the Company in 2001, the terms of those agreements are briefly summarized as follows:

     On March 30, 2001, the Company entered into a Forbearance Agreement and a First Amendment to Forbearance Agreement wherein Bank of America agreed to forbear from exercising its rights and remedies under the BofA Credit Facility due to certain defaults. The Company was in default at that time for violating certain restrictive covenants and for failing to make principal payments when due. All of the defaults were foreborne as provided for in the Forbearance Agreement, and revised restrictive covenants were set. By September 30, 2001, the Company was in default under the Forbearance Agreement for failing to comply with some of the revised covenants, including minimum net worth, debt service coverage, leverage and minimum EBITDA.

     On October 15, 2001, the Company entered into a Second Amendment to the Forbearance Agreement (the "Second Amendment"). The Second Amendment amended the Forbearance Agreement as follows: (i) changed the termination date of the Forbearance Agreement from March 31, 2002 to January 15, 2002 (the period from March 30, 2001 through January 15, 2002 being defined as the "Forbearance Period"); (ii) required the Company to maintain a general operating account with Bank of America and restricted the use of funds in an calendar month to payments equal to or less than a monthly budget submitted to Bank of America; (iii) required the Company to pay any accrued or unpaid interest (but not principal) on the B of A Note on the first day of each month and allow interest to continue to accrue at the Bank of America Prime Rate plus two and one-half percent (2.5%) per annum; and (iv) required the Company to furnish Bank of America with certain financial reports.

     The Second Amendment also amended the "Termination Events" as defined in the Forbearance Agreement to include the following: (i) the Company fails to execute and deliver or to cause the Company's CEO, Marshall B. Hunt and Hunt Family Investments, LLLP ("Hunt LLLP") to execute and deliver within 10 days from the effective date of the Second Amendment a pledge to Bank of America of all the stock owned by Hunt and documentation to amend the current Pledge Agreement between Hunt, Hunt LLLP and the Company. The pledge documents will be held in escrow and will be released only in the event that Hunt interferes with the daily operations of the Company determinable at the Bank of America's discretion at any point prior to January 1, 2005; (ii) the Company fails to engage and hire within five days from the effective date of the Second Amendment competent crisis and turn around management and a new Chief Executive Officer who shall report directly to the independent members of the Company's Board of Directors; (iii) the Company fails to provide Bank of America within five days from the effective date of the Second Amendment a copy of resolutions confirming Hunt's resignation as an officer and director of the Company and that no further salary or bonuses shall be paid to Hunt; (iv) the Company fails to make efforts to refinance the amounts outstanding under the BofA Credit Facility and fails to provide weekly status reports; (v) on or before December 15, 2001, the Company fails to provide Bank of America evidence that the Company has engaged an investment banking firm to begin marketing the sale of the assets of the Company if the amounts outstanding under the BofA Credit Facility are not paid off by the Termination Date; or (vi) the Company fails to execute and deliver to Bank of America within 24 hours of Bank of America's request a consent order consenting to the appointment of a receiver in the event of a Termination Event.

     In addition, the Second Amendment reduced the Working Capital Sublimit to $5,000,000 and limited the Working Capital Loan to the smaller of the Working Capital Sublimit or an amount equal to the Borrowing Base, as defined in the BofA Credit Facility. The Second Amendment also amended several of the financial covenants previously contained in the Forbearance Agreement.

     The Forbearance Agreement provided for the payment of Excess Cash Flow, as defined in the BofA Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2001. In addition, the Forbearance Agreement required an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company's sale of the IFM business (see Note 14 to the Company's consolidated financial statements contained elsewhere in this Form 10-K).

     The Forbearance Agreement further required payments of $300,000 each on a short-term bridge loan (the "BofA Bridge Loan") on May 31, 2001, August 31, 2001, and November 30, 2001. All of the installments under the BofA Bridge Loan were paid. The Forbearance Agreement also provided for a forbearance and restructuring fee of $10,000 plus related expenses and interest at the rate then in effect plus 6% upon a Termination Event, as defined in the Forbearance Agreement.

     In connection with the Forbearance Agreement, the Company issued a warrant to Bank of America to acquire 435,157 shares of the Company's common stock for $.05 per share. The warrant was exercisable by Bank of America during a three-year period without regard to the status of the BofA Credit Facility or the BofA Bridge Loan. The Company recorded the estimated fair value of the warrant as of December 31, 2001 of $260,000, determined using the Black-Scholes Model (using weighted average assumptions as follows: dividend yield of 0%, expected life of five years, expected volatility of 107.6% and a risk free interest rate of 4.44%) as a deferred cost and amortized the deferred cost over the Forbearance Period. As with the BofA Credit Facility and other related agreements, the warrant was cancelled pursuant to the Recapitalization.

     The Forbearance Agreement also required the Company to hire on or before June 30, 2001 a new chief operating officer, restricted the repayment of principal debt to junior lien holders, and to either i) sell the assets of IFM or ii) obtain an agreement from the seller of the IFM business to defer all payments under the related promissory note (see below) through the Termination Date (see Note 14 to the Company's consolidated financial statements contained elsewhere in this Form 10-K regarding the sale of the IFM business). The Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and the Company did not hire a replacement. The Company sold the assets of the IFM business as of March 30, 2001 (see Note 14 to the Company's consolidated financial statements contained elsewhere in this Form 10-K).

     On December 15, 2001, the Company entered into a Third Amendment to the Forbearance Agreement under which Bank of America consented to the increase in payments of $8,000 per month to certain former shareholders of Stepic.

     In January 2002, the Company entered into a Fourth Amendment to Forbearance Agreement with Bank of America, pursuant to which Bank of America agreed to extend the Forbearance Period until March 15, 2002 (the "Expiration Date") in order for the Company to consider its strategic alternatives. On March 15, 2002, the BofA Credit Facility was assigned from BofA to ComVest. On March 16, 2002, the Company issued the Convertible Notes in an aggregate amount of $15 million to ComVest, Medtronic and the Additional Note Purchasers. On March 18, 2002, the Company entered into the LaSalle Credit Facility.

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

     On March 30, 2001, the Company completed the sale of the IFM business. The consideration for the sale of the IFM business consisted of cash in the amount of $2,250,500 at closing, assumption of approximately $5,600,000 (as of December 31, 2000) of debt under the Note issued in connection with the Company's October 2000 acquisition from IFM, and a second installment cash payment of $220,367, payable six months from the closing date. The second installment payment has not been made, and the Company has initiated legal action against the purchaser. See "Item 3. Legal Proceedings".

  Medical Device Distribution

     Effective October 15, 1998, the Company consummated the acquisition of the outstanding stock of Stepic. The assets held by Stepic included primarily accounts receivable and inventory derived from and used in the distribution of medical products. The Company paid Stepic's shareholders $8 million in cash at closing, paid $2.4 million in December 1999, paid $2.4 million between December 2000 and January 2001 and paid

$2.4 million between December 2001 and January 2002, all previously supported by standby letters of credit. In addition, the Company agreed to pay up to an additional $4.8 million under the terms of the stock purchase agreement upon the successful achievement of certain specified future earnings targets by Stepic. Of this amount, $2.05 million was earned in 1999 and subsequently paid. In 2000, an additional $1.2 million was earned and in 2001, an additional $667,000 was earned. The balance owed under the stock purchase agreement was approximately $1,665,000 as of March 15, 2002. On March 14, 2002, the Company entered an agreement with two of the former Stepic shareholders, which replaces an earlier settlement agreement, pursuant to which the Company paid $100,000 on March 15, 2002 and will make monthly payments of approximately $36,000 through March 15, 2006.

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

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

  Product Manufacturing and Sales

     The Company manufactures and/or markets vascular access products including implantable ports, hemodialysis catheters, central venous catheters, needle infusion sets and other accessories used in vascular procedures. Vascular access ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain of the harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Once implanted in the body, a port can be utilized for up to approximately 2,000 accesses. The Company's vascular access ports are used primarily in systemic or regional short- and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings. Port sales totaled $16.8 million, $17.6 million and $18.5 million for 1999, 2000 and 2001 respectively.

     The Company's lines of vascular access ports consist of the following families of products: (i) the Vortex(TM) family of ports including VortexVTX(R), LifePortVTX(R), TriumphVTX(R) and GenesisVTX(R); (ii) LifePort(R); (iii) Triumph-1(R); (iv) Infuse-a-Port(R); (v) OmegaPort(R); and (vi) TitanPort(TM).

     The Company produces and markets hemodialysis and apheresis catheters. Hemodialysis catheters are used in the treatment of patients suffering from renal failure who are required to undergo short-term (acute) care or long-term (chronic) hemodialysis, a process involving the removal of waste products from the blood by passing a patient's blood through a dialysis machine. Stem cell apheresis is a protocol for treating certain forms of mid- and late-stage cancers, particularly breast cancer. The typical apheresis procedure involves the insertion of a catheter into a patient through which (i) blood is withdrawn from the patient, cycled through an apheresis machine in which stem cells (cells which perform a key role in the body's immune system) are removed from the blood and the blood is reinfused into the body, (ii) high doses of chemotherapy agents, as well as antibiotics and blood products, are administered to the patient over extended periods of time, and (iii) the previously removed stem cells are subsequently reintroduced into the patient. The Company's catheters are used primarily in hemodialysis and apheresis procedures. Catheter sales totaled $4.7 million, $3.8 million and $2.9 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company's catheters include the following families of products: (i) Circle C(R) chronic and acute hemodialysis catheters, including the new LifeJet(TM) chronic hemodialysis catheter; and (ii) Pheres-Flow(R) triple lumen catheters. The Company expects that its specialty hemodialysis and apheresis families of catheters will continue to benefit from the unique CTX(TM) and Pheres-Flow(R) designs, allowing some of the highest flow rates available in the market.

     The Company maintains a sales and marketing organization for its vascular access products of approximately 55 full-time employees and five independent specialty distributors employing over 40 sales representatives. The Company's direct sales force focuses primarily on vascular and general surgeons and interventional radiologists who implant vascular access devices and other physicians and clinicians who utilize vascular access devices in the delivery of treatments. The Company's marketing strategy emphasizes the importance of building relationships with these medical professionals in order to provide such professionals with the benefits of the Company's broad knowledge of vascular access products and procedures and focused clinical support. These relationships also facilitate the Company's ability to modify its product lines in response to new clinical protocols and to meet its customers' changing needs. The Company also has a network of approximately 20 active distributors in Europe and approximately 40 active international distributors outside of Europe.

     Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. In 1997, group purchasing organization ("GPO") purchasing accounted for approximately $28 billion of sales in the medical products industry. In recent years, these groups have sought to narrow their list of suppliers. By acting as a supplier to a GPO, the Company can operate its sales force much more efficiently. The Company's direct sales force calls on physicians associated with these buying groups in order to improve compliance with these GPO's and improve market share. Although GPO's will continue to be a vital part of the GPO sales process, the Company has seen great success in selling its new and differentiated technologies to the end users regardless of GPO affiliation.

     In March 1998 the Company entered into a purchasing agreement with Premier Purchasing Partners, L.P. ("Premier") a national purchasing group that includes over 1,800 owned, leased, managed and affiliated members. In February 1999, the Company extended the term of the Premier Agreement to February 28, 2004 and added the following products to the agreement: vascular access ports, port introducers and Huber needles. Pursuant to the agreement, the Company was an approved vendor for the hospitals participating in Premier's purchasing program. Premier was entitled to receive an administrative fee of 2% on gross sales of the Company's products to its members. In connection with the execution of the purchasing agreement, the Company issued to Premier a warrant to purchase 500,000 shares of the Company's stock for $14.50 per share which vests as and only if certain specific sales goals in the warrant were met. The right to purchase shares of common stock under the warrant vested annually in increments of 100,000 shares only upon the achievement of certain specified minimum annual sales and/or minimum cumulative sales of the Company's products to participating Premier shareholders. During the first three years under the warrant term (ending June 30, 2001), there was no vesting under the warrant. In September 2001, Premier terminated its agreement with the Company. As a result, the warrant was terminated effective with the termination date of the agreement.

     On January 1, 1999, the Company amended its Consulting and Services Agreement with Healthcare Alliance, Inc., an affiliate of one of the Company's directors (the "Alliance Agreement"). The Alliance Agreement provided for (i) the payment to Healthcare Alliance of an annual consulting fee of $36,000, (ii) the payment to Healthcare Alliance of an annual performance incentive fee equal to 5% of any annual sales increase achieved by the Company that results from Healthcare Alliance's efforts and (iii) the grant of options to purchase up to 1% of the Company's outstanding common stock. The options vested and became exercisable by Healthcare Alliance only if it procured group purchasing agreements with certain GPOs, and the Company achieved amounts of incremental sales revenue under its agreement with the particular GPO (at an exercise price of the closing stock price of the Company's common stock on the effective date of the purchasing agreement). In addition, under the amended agreement, the Company granted an option to Healthcare Alliance for the purchase of 45,000 shares of common stock of the Company. Such options vested and became exercisable by Healthcare Alliance only if the Company achieved certain amounts of incremental sales revenue under the Company's group purchasing agreement with Premier. The exercise price for these options was the closing stock price of the Company's common stock on the day that the options vested. The options were exercisable for a period of five years upon vesting. The Alliance Agreement expired on December 31, 2001, and none of the options has vested.

     The Company is also currently a party to group purchasing agreements with AmeriNet Inc. and MedAssets HSCA (formerly Health Services Corporation of America (HSCA)), as well as a number of regional and/or local Integrated Delivery Networks (IDN's) that serve small groups of hospitals. The

AmeriNet purchasing agreement, which serves approximately 2,000 hospitals, runs through 2004 and covers substantially all of the Company's products. The MedAssets HSCA agreement serves approximately 1,000 hospitals, runs through April 30, 2002 and covers Company products in its 2000 product catalog. The Company has submitted a proposal to MedAssets HSCA to extend the agreement for three years and to add the Company's newly released products. The Company pays administrative fees on all sales through these GPO groups.

  Product Distribution

     Through the operations the Company acquired in the CVS and Stepic acquisitions, distribution of medical devices currently is the largest revenue-generating segment of the Company's business, comprising 57% of total revenues in 2001. Subsequent to consummating the Stepic acquisition, the Company consolidated the CVS operations into Stepic to establish a centralized distribution operation. The Company distributes a broad range of specialty medical products throughout the Midwest and Northeast United States to hospitals and regional and hospital owned blood banks.

     The product applications for the devices the Company distributes include general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care. The Company currently sells more than 1,250 SKUs from ten major product lines and distributes to over 1,000 customers.

     In 2001, Stepic generated approximately 68% of its sales through distribution of products of three major manufacturers: Arrow International, Ballard Medical, and Pall Biomedical. Arrow sales totaled $13.9 million, $13.0 million and $13.5 million for 1999, 2000, and 2001, respectively; Ballard sales totaled $7.7 million, $6.6 million and $6.1 million in 1999, 2000, and 2001, respectively; Pall sales totaled $8.4 million, $6.6 million and $5.3 million in 1999, 2000, and 2001, respectively. Stepic is among the top distributors in the country for each of these manufacturers. The Arrow products include catheters and introducer kits that are used for vascular access in surgical settings and for epidurals. The Ballard product line primarily consists of low-tech products such as foam soap. The majority of Pall products that Stepic distributes are blood filters used in surgical procedures. In November 2001, Pall Biomedical terminated its agreement with Stepic as a result of its decision to sell direct rather than through distributors. While Stepic's supplier concentration is significant, the Company believes that it has good relationships with each of its key suppliers, as evidenced by the fact that Stepic has distributed Arrow and Ballard products for 23 and 15 years, respectively, and by the fact that Stepic has lost only one other major product line in its 25-year history, in addition to the loss of Pall. However, the deterioration or termination of other relationships with manufacturers could have a material adverse impact on the Company's business, financial condition, and operating results. See "Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements -- Dependence on Key Suppliers."

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenues, gross profit and identifiable assets attributable to each segment for fiscal year 2001 is presented in Note 15 of notes to consolidated financial statements included herein.

MANUFACTURING

     At its Manchester, Georgia facility, the Company manufactures its complete line of ports; infusion sets; and Circle(C) hemodialysis catheters, Pheres-Flow(R), Infuse-a-Cath(R), and other miscellaneous catheters, and dialysis accessories, except for a peripherally inserted central venous catheter ("PICC") line and certain product accessories produced for the Company by other manufacturers.

     The Company has received certification as an ISO 9001 medical device manufacturer for its Manchester facility. The Company also has obtained the right to affix CE (Conformite Europeenne) marking to its product lines manufactured at the facility. CE marking is a European symbol of conformance to strict product manufacturing and quality system standards.

     While the Company believes it has a good relationship with each third party manufacturer that supplies the Company's products, there can be no assurance that such relationships will not deteriorate in the future or be terminated. Deterioration in or termination of these manufacturing relationships could cause the Company to experience interruptions in its manufacturing and delivery processes and have a material adverse impact on the Company's business, financial condition and operating results. Furthermore, when the manufacturing arrangements with these third parties expire, the Company will have to make other manufacturing arrangements or manufacture products at Company facilities.

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

     All medical device manufacturing establishments are required to be registered with FDA. Similarly, all categories of medical devices marketed by a company in the United States are required to be listed. The Company must update its establishment and listing information pursuant to FDA regulations. FDA can take regulatory action against a company that does not provide or update its registration and listing information.

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

     In order to conduct clinical trials of an uncleared or unapproved device, companies generally are required to comply with Investigational Device Exemptions regulations ("IDE regulations"). For significant risk devices, the IDE regulations require FDA approval of an IDE before a clinical study may begin. In its approval letter for significant risk device IDE studies, the agency may limit the number of patients that may be treated with the device and/or the number of institutions at which the device may be used. Device studies subject to the IDE regulations are subject to various restrictions imposed by the FDA. Patients must give informed consent to be treated with an investigational device. The institutional review board of each institution where a study is being conducted must also approve the clinical study. The device generally may not be advertised or otherwise promoted. Unexpected adverse experiences must be reported to the FDA. The company sponsoring the investigation must ensure that the investigation is being conducted in accordance with the IDE regulations.

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

     Pursuant to the FDA's Good Manufacturing Practices under the Quality System Regulations ("GMP/QSR"), the Company must manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with FDA requirements for labeling and promotion of its products. For example, the FDA prohibits cleared or approved devices from being marketed or promoted for uncleared or unapproved uses. The medical device reporting regulation requires that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

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

     Federal, state and foreign laws and regulations regarding the manufacture, sale and distribution of medical devices are subject to future changes. For example, Congress enacted the Food and Drug Administration Modernization Act of 1997, which included several significant amendments to the prior law governing medical devices. Additionally, the FDA made significant changes to its GMP regulations and may make changes to other regulations as well. The Company cannot predict what impact, if any, such changes might have on its business; however, such changes could have a material impact on the Company and its business, financial condition and operating results.

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

     Implementation of government healthcare reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. In addition, healthcare reform may accelerate the growing trend toward involvement by hospital administrators, purchasing managers and buying groups in purchasing decisions. This trend would likely include increased emphasis on the cost-effectiveness of any treatment regimen. These changes also may cause the marketplace in general to place increased emphasis on the utilization of minimally invasive surgical procedures and the delivery of more cost-effective medical therapies. Regardless of which additional reform proposals, if any, are ultimately adopted, the trend toward cost controls and the requirements of more efficient utilization of medical therapies and procedures will continue and accelerate. The Company is unable at this time to predict whether any such additional healthcare initiatives will be enacted, the final form such reforms will take or when such reforms would be implemented.

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

     The Company currently owns numerous United States patents and patent applications, as well as numerous foreign patents and patent applications, which relate to aspects of the technology used in certain of the Company's products, including the LifePort(R) family of vascular access ports, the Vortex(TM) vascular access ports, the Infuse-a-Cath(R) family of central venous catheters and the Bayonet locking system used in the LifePort(R) and in the Vortex port families of products. The Company also is a party to license agreements with third parties pursuant to which it has obtained, for varying terms, the right to make, use and/or sell products that are covered under such license agreements in consideration for royalty payments. The Company's products subject to such license agreements include the Circle C(R) acute and chronic catheters, which includes the LifeJet(TM) chronic catheters, and certain products in the development stage. There can be no assurance that the Company or its licensors have or will develop or obtain additional rights to products or processes that are patentable, that patents will issue from any of the pending patent applications filed by the Company or that claims allowed will be sufficient to protect any technology that is licensed to the Company. In addition, no assurances can be given that any patents issued or licensed to the Company or other licensing arrangements will not be challenged, invalidated, infringed or circumvented or that the rights granted thereunder will provide competitive advantages for the Company's business or products. In such event the business, results of financial condition and operating results of the Company could be materially adversely effected.

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

     The Company also relies upon trademarks and trade names for the development and protection of brand loyalty and associated goodwill in connection with its products. The Company's policy is to protect its trademarks, trade names and associated goodwill by, among other methods, filing United States and foreign trademark applications relating to its products and business. The Company owns numerous United States and foreign trademark registrations and applications. The Company also relies upon trademarks and trade names for which it does not have pending trademark applications or existing registrations, but in which the Company has substantial trademark rights. The Company's registered and unregistered trademark rights relate to the majority of the Company's products, including the Circle C(R), Infuse-a-Port(R), Triumph-1(R), Infuse-a-Cath(R),

LifePort(R), Pheres-Flow(R), Vortex(TM), VTX(R) and LifeJet(TM) product lines. There can be no assurance that any registered or unregistered trademarks or trade names of the Company will not be challenged, canceled, infringed or circumvented, or be declared generic, or be declared infringing on other third-party marks, or provide any competitive advantage to the Company.

ENVIRONMENTAL COMPLIANCE

     The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storage and disposal of materials which are classified as hazardous. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. While the Company continues to make capital and operational expenditures for protection of the environment, it does not anticipate that those expenditures will have a material adverse effect on its business, financial condition and operating results.

RAW MATERIALS

     The Company has arrangements with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of the components and materials used in its assembly process are available from a number of different suppliers, although certain components are purchased from a limited number of sources. While the Company believes that there are alternative and satisfactory sources for its components, a sudden disruption in supply from one of the Company's existing suppliers could adversely affect the Company's ability to deliver its products in a timely manner and could adversely affect the Company's operating results.

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

     Research and development expenses accounted for $125,200 in 2001 (less than 1% of net sales). The Company did not incur material research and development expenses during 1999 and 2000. The 2001 amount was used primarily to incorporate the VTX(TM) technology into its other line of ports, including LifePort(R)VTX and Triumph(TM)VTX and to develop its LifeJet(TM) chronic dialysis catheter.

COMPETITION

     The markets for the Company's product lines are highly competitive. The Company faces substantial competition from a number of other manufacturers and suppliers of vascular access ports, dialysis and apheresis catheters and related ancillary products, including companies with more extensive research and manufacturing capabilities and greater technical, financial and other resources. In response to increased concerns about the rising costs of healthcare, United States hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products compete primarily on the basis of: (i) innovative product design, development and improvement; (ii) customer support; (iii) brand loyalty; and (iv) price. The Company's competitors in the vascular access products business include Bard Access Systems, a division of C.R. Bard, Inc. ("Bard"), and Sims, a division of Smiths Group plc. The Company's competitors in its catheter products business include Medical Components, Inc., Bard, and Quinton, a division of Tyco International. In each of the product lines represented by the Company's distribution business, the Company competes against manufacturers selling directly to customers. Such manufacturers include Baxter International Inc. and Abbott Laboratories.

EMPLOYEES

     As of December 31, 2001, the Company had approximately 160 full-time employees.

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

     The Company leases approximately 2,000 square feet of office space and approximately 11,000 square feet of warehouse space in Hicksville, New York for use in Stepic's distribution operation and warehousing of products pursuant to a an operating lease which expires in 2003 and under which the Company pays monthly lease payments of approximately $9,150. While the Company considers this space to be in good condition and adequate to meet the present and foreseeable needs of the Company, a significant increase in demand or inventory could render the facilities inadequate. The Company also uses a bonded warehouse facility for storage of a portion of its inventory.

ITEM 3.  LEGAL PROCEEDINGS

     On March 30, 2001, the Company and Vascutech Acquisition, LLC ("Vascutech") entered into an asset purchase agreement (the "IFM Agreement") whereby the Company sold to Vascutech the IFM product line and related assets. Pursuant to the IFM Agreement, the second installment of the purchase price in the amount of $220,366.80 (the "Second Installment") was due from Vascutech to the Company on September 30, 2001. On September 7, 2001, LeMaitre Vascular, Inc. (formerly known as Vascutech, Inc.) ("LeMaitre") sent a letter to the Company seeking indemnification under the IFM Agreement in an amount equal to $800,000 for the Company's alleged breach of its representations and warranties set forth in the IFM Agreement. The Company responded to LeMaitre by letter on September 19, 2001, notifying LeMaitre of the Company's position that it had not breached the IFM Agreement and indicating that the Company expected receipt of the Second Installment on September 30, 2001. On September 24, 2001, the Company filed a complaint for Declaratory Judgment and Breach of Contract against LeMaitre and Vascutech in the Superior Court of Fulton County in the State of Georgia. The Company has requested (i) judgment in the amount of $220,366.80, the amount owed to the Company under the IFM Agreement; and (ii) that the Court declare that the Company has not breached the representations and warranties in the IFM Agreement and that its obligations under the IFM Agreement have been fully satisfied. On November 8, 2001, LeMaitre filed its Answer to the Complaint, denying both the breach of contract claim and the grounds for the Company's request for a declaratory judgment. LeMaitre also filed a counterclaim against the Company for breach of contract, fraud and deceit, and punitive damages. LeMaitre seeks in excess of $800,000 in actual damages.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to shareholders of the Company for a vote in the Fourth Quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock trades on The American Stock Exchange under the symbol "HMP." The following table sets forth the high and low sales price of the common stock as reported on The American Stock Exchange for the periods indicated.

CALENDAR YEAR 2000                                             HIGH      LOW
------------------                                            ------   -------
First Quarter...............................................  $4.875   $2.25
Second Quarter..............................................  $2.625   $1.8125
Third Quarter...............................................  $2.875   $0.8125
Fourth Quarter..............................................  $1.125   $0.0625

CALENDAR YEAR 2001                                             HIGH      LOW
------------------                                            ------   -------
First Quarter...............................................  $1.125   $0.25
Second Quarter..............................................  $1.84    $0.50
Third Quarter...............................................  $1.59    $0.84
Fourth Quarter..............................................  $1.05    $0.44

     As of March 15, 2002, there were 68 record holders of the Company's common stock. On March 26, 2002, the last reported sales price of the common stock on The American Stock Exchange was $0.89 per share.

     The Company has not paid or declared any cash dividends on its capital stock since its inception. The Company currently intends to retain all future earnings for use in the expansion and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions. The Company's LaSalle Credit Facility currently prohibits the payment of dividends on the Company's capital stock.

SALES OF UNREGISTERED SECURITIES DURING 2001

     In connection with the Forbearance Agreement, the Company issued a warrant to Bank of America to acquire 435,157 shares of common stock at an exercise price of $.05 per share. The warrant was cancelled pursuant to the Recapitalization.

     The foregoing issuance was conducted without an underwriter or placement agent.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for each of the five years ended December 31, 2001 are derived from, and are qualified by reference to the consolidated financial statements, including the notes thereto, of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Form 10-K.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1998       1999       2000       2001
                                              --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net sales...................................  $ 15,798   $ 39,399   $ 75,371   $ 63,335   $ 59,067
Cost of good sold...........................     6,273     19,933     48,011     46,722     38,747
                                              --------   --------   --------   --------   --------
Gross profit................................     9,525     19,466     27,360     16,613     20,320
Selling, general and administrative
  expenses..................................     6,476     13,597     20,147     20,094     20,913
Impairment charge...........................                                     12,086
                                              --------   --------   --------   --------   --------
Income (loss) from operations...............     3,049      5,869      7,213    (15,567)      (593)
Interest expense, net.......................    (3,971)    (3,103)    (4,140)    (5,297)    (4,597)
Accretion of value of put warrant repurchase
  obligation................................    (8,000)
Other income................................        70         46         99         32         67
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes and
  extraordinary items.......................    (8,852)     2,812      3,172    (20,832)    (5,123)
Income tax provision (benefit)..............       320      1,781      1,507     (1,071)
                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary items....    (9,172)     1,031      1,665    (19,761)    (5,123)
Extraordinary gain on early extinguishment
  of put feature............................                1,100
Extraordinary losses on early
  extinguishments of debt, net..............                  (83)
                                              --------   --------   --------   --------   --------
          Net income (loss).................  $ (9,172)  $  2,048   $  1,665   $(19,761)  $ (5,123)
                                              ========   ========   ========   ========   ========

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1998       1999       2000       2001
                                              --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) per share before
  extraordinary items -- basis and
  diluted...................................  $   (.97)  $    .08   $    .12   $  (1.48)  $   (.38)
                                              ========   ========   ========   ========   ========
Net income (loss) per share -- basic and
  diluted...................................  $   (.97)  $    .17   $    .12   $  (1.48)  $   (.38)
                                              ========   ========   ========   ========   ========
Weighted average common shares outstanding--
  basic.....................................  $  9,419   $ 12,187   $ 13,366   $ 13,366   $ 13,366
Weighted average common shares
  outstanding -- diluted....................  $  9,419   $ 12,412   $ 13,373   $ 13,366   $ 13,366
Balance Sheet Data (end of year):
Cash and cash equivalents...................  $  2,894   $  6,232   $  1,991   $    538   $  2,773
Working capital.............................  $  6,842   $ 28,767   $ 29,927   $ 15,259   $(22,663)
Total assets................................  $ 31,577   $104,637   $102,397   $ 86,038   $ 71,348
Long-term debt, net of current maturities...  $ 23,971   $ 47,074   $ 44,999   $ 40,598   $     51
Total shareholders' (deficit) equity........  $(11,150)  $ 41,431   $ 43,069   $ 22,332   $ 18,282

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto appearing elsewhere herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the possible inadequacy of the Company's cash flow from operations and cash available from external financing, the Company's limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company's potential exposure to product liability, the inability to introduce new products, the Company's reliance on a few large customers, the Company's dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company's ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained below in this Item under the section entitled "Risk Factors."

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

     The Company was incorporated and began its operations in February 1990 as a distributor of medical devices and began to distribute vascular access devices in 1990. In November 1992, the Company entered into a collaborative effort with a leading heart valve manufacturer to design and develop a new line of vascular access ports for the Company. This new line of ports, the Triumph-1(R) line, was introduced in September 1994. The Company continues to market the Triumph-1(R) line of vascular access ports and in 2001, the Company transitioned the manufacturing of the port line in-house to its current manufacturing facility. Prior to that transition, since 1996, certain models in the Triumph-1(R) line had been manufactured for the Company by ACT Medical. In May 1995, the Company began to distribute the NeoStar Medical(R) line of hemodialysis catheters.

     In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical(R) product line at this facility in October 1996 and expanded this facility in 1998 and in 2000 to its current configuration of approximately 60,000 square feet. In July 1997, the Company acquired the port business of Strato(R)/Infusaid(TM). The primary product lines obtained in the Strato(R)/Infusaid(TM) acquisition included the LifePort(R) and Infuse-a-Port(R) vascular access ports, and the Infuse-a-Cath(R) line of catheters. In 1998, the Company made additional product acquisitions, including the VortexPort(TM), TitanPort(TM) and OmegaPort(R) lines acquired from Norfolk Medical. In addition, the Company acquired the CVS and Stepic medical device distribution businesses. Distribution of non-Company medical devices through Stepic and CVS during 2001 comprised approximately 57% of the Company's revenue.

     On October 9, 2000, the Company consummated the acquisition of certain assets used in the manufacture and sale of medical devices by IFM, a wholly-owned subsidiary of CryoLife. This acquisition effectively completed the acquisition by the Company of the IFM product line which was acquired in September of 1998. In addition to the purchase of assets, consisting primarily of inventory and leasehold improvements, the Company also assumed control of IFM's approximately 30,000 square foot manufacturing facility in St. Petersburg, Florida and the 80 employees there. The IFM business was sold to Vascutech, Inc. on March 30, 2001, and Vascutech assumed control of such facility. The consideration for the sale of the IFM business consisted of cash in the amount of $2,250,500 at closing, the assumption of approximately $5,600,000 (as of December 31, 2000) of debt under the Note issued in connection with the Company's October 2000 acquisition from IFM and a second installment cash payment of $220,367, payable six months from the closing date. The second installment payment has not been made, and the Company has initiated legal action against the purchaser. See "Item 1. Description of Business -- Acquisitions and "Item 3. Legal Proceedings."

     On March 19, 2002, the Company announced a recapitalization transaction that extinguished all of the Company's senior debt and warrants held by Bank of America and substantially reduced the Company's total outstanding debt. See "Item 1. Description of Business -- Recent Developments."

CRITICAL ACCOUNTING POLICIES

     Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

     - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     - We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions.

     - We estimate allowances for sales returns and rebates based on our experiences from historical customer returns and rebates. If actual future customer returns and rebates are less favorable than those projected by management, additional sales allowances may be required.

     - We review intangible assets and long-lived assets for impairment under the guidance prescribed by SFAS No. 121 if indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying values of the assets. Effective January 1, 2002, we will adopt SFAS No. 142. Upon the adoption of SFAS No. 142, the Company will recognize an impairment loss of approximately $6.3 million related to its manufacturing reporting unit. If economic conditions deteriorate and indicators of impairment become present, another adjustment to the carrying value of goodwill may be required.

RELATED PARTY TRANSACTIONS

     Recent significant related party transactions of the Company are summarized below. For a more detailed discussion of the Company's related party transactions, see Note 11 to the Company's consolidated financial statements contained elsewhere in this Form 10-K.

     During 2001, Mr. Hunt, the Company's Chief Executive Officer, repaid the outstanding balance of $900,000 under the Loan Agreement, dated June 6, 2000, among the Company, Marshall B. Hunt and Hunt Family Investments L.L.L.P. (the "Shareholder Bridge Loan"). Accrued interest of approximately $109,000 related to the Shareholder Bridge Loan remained outstanding as of December 31, 2001 and was recorded as contra-equity.

     In connection with the Recapitalization, Mr. Hunt and Mr. Peterson, the Company's two majority shareholders, paid their outstanding shareholder notes and accrued interest of approximately $342,000, representing the balance as of March 15, 2002. In addition, the Company incurred fees of approximately $484,000 and $320,000 during 2001 and the first quarter of 2002, respectively, related to consulting services provided by a Director of the Company in connection with the Recapitalization.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items contained in the Company's consolidated statements of operations expressed as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      2000      2001
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of goods sold..........................................   63.7      73.8      65.6
                                                              -----     -----     -----
Gross profit................................................   36.3      26.2      34.4
Selling, general and administrative expenses................   26.7      31.7      35.4
Impairment charge...........................................     --      19.1        --
                                                              -----     -----     -----
Income (loss) from operations...............................    9.6     (24.6)    (0.10)
Other income (expense)
  Interest expense, net.....................................   (5.5)     (8.4)     (7.8)
  Other income..............................................    0.1       0.0       0.1
                                                              -----     -----     -----
Income (loss) before income taxes...........................    4.2     (33.0)     (8.7)
Income tax provision (benefit)..............................    2.0      (1.7)       --
                                                              -----     -----     -----
Net income (loss)...........................................    2.2%    (31.3)%    (8.7)%
                                                              =====     =====     =====

  Year Ended December 31, 2001 compared to Year Ended December 31, 2000

     Net Sales. Net sales decreased 6.7% to $59.1 million in 2001 from $63.3 million in 2000. The decrease in manufacturing sales resulted from the sale of the IFM product line as well as the discontinuance of the Possis Perma-Seal graft product line early in the first quarter of 2001. The decrease was partially offset by an increase in port sales and lower distributor rebates in 2001 compared to 2000. The decrease in distribution sales resulted from continuous changes at the manufacturer level in both technology and market place conditions. The distribution segment also experienced price erosion as a result of certain group purchasing organization agreements entered into by its manufacturers. The 2001 net sales on a segment basis resulted in net sales of $24.7 million from the manufacturing segment and $36.4 million from the distribution segment before intersegment eliminations. The 2000 net sales on a segment basis resulted in net sales of $25.7 million from the manufacturing segment and $41.5 million from the distribution segment before intersegment eliminations.

     Gross Profit. Gross profit increased 22.3% to $20.3 million in 2001, from $16.6 million in 2000. Gross margin increased to 34.4% in 2001, from 26.2% in 2000. The increase was primarily attributable to the 2000 year-end inventory and other adjustments of approximately $5.2 million that were made in connection with management's decisions in the fourth quarter of 2000 to deal with changing business conditions. In addition, the manufacturing segment experienced improved gross margins due to higher average selling prices in 2001 and lower distributor rebates and also, distribution sales comprised a lower percentage of total sales in 2001 compared to 2000, thereby increasing overall gross margins. The 2001 gross profit on a segment basis resulted in gross profit of $13.6 million or 55.1% from the manufacturing segment and $7.0 million or 19.2% from the distribution segment before intersegment eliminations. The 2000 gross profit on a segment basis resulted in gross profit of $8.3 million or 32.1% from the manufacturing segment and $8.6 million or 20.6% from the distribution segment before intersegment eliminations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased approximately $820,000 or 4.1% in 2001 as compared to 2000. The increase in SG&A was primarily the result of the restructuring charges in 2001 which consisted of new product launch costs, turnaround and other consulting fees, severances, PR campaign fees and bad debt expense recorded on the amounts outstanding from Vascutech. The increase in SG&A was partially offset by reduced expenses, including salaries, travel, legal and amortization expense. SG&A expenses increased as a percentage of net sales to 35.4% in 2001 from 31.7% in 2000 due to increased expenses and decreased sales.

     Impairment Charge. During the fourth quarter of 2000, the Company recorded a $12.1 million impairment charge related to the intangible assets of the Company's IFM product line. This charge writes the IFM long-lived assets down to the fair value of management's expected cash flows.

     Interest Expense. Interest expense, net of interest income, decreased approximately $700,000 or 13.2% from $5.3 million in 2000 to $4.6 million in 2001. The decrease is due to a decrease in interest rates as well as lower debt outstanding during 2001 of approximately $41.9 million at the end of 2001 versus approximately $52 million outstanding at the end of 2000. The reduction in debt was the result of proceeds generated from the sale of the IFM business, payments under the Forbearance Agreement with the Company's BofA Credit Facility as well as payments under the Working Capital Loan pursuant to the sweep arrangement with its BofA Credit Facility.

     Income Taxes. During the year ended December 31, 2001, the Company generated an income tax benefit of approximately $2 million which was reduced fully by a valuation allowance established on the Company's deferred tax assets generated by the income tax benefit. During the year ended December 31, 2000, the Company recorded an income tax benefit of approximately $1.1 million. The income tax benefit for both years consists of the federal and state benefits, adjusted for certain nondeductible items, reduced by a valuation allowance on the Company's deferred tax assets. The valuation allowance is deemed necessary due to uncertainties indicated by the Company's taxable loss in both 2001 and 2000 and forecasted taxable loss for 2002. The resulting $1.1 million benefit in 2000 represents the refunds available from net operating loss carrybacks offset by the valuation allowance on deferred items arising in previous years.

  Year Ended December 31, 2000 compared to Year Ended December 31, 1999

     Net Sales. Net sales decreased 16.0% to $63.3 million in 2000 from $75.4 million in 1999. The decrease in manufacturing sales resulted from decreased volume partially offset by increased average selling prices. The decrease was the result of several factors including: non-recurring sales in 1999 resulting from initial stocking orders to two of the Company's new distributors; lower sales of Perma-Seal graft (Possis) in 2000 due to the product's performance; a decline in volume in its chronic hemodialysis catheter product line as a result of its dated technology as compared to the market; a reduction in international sales due to pricing constraints; and higher rebates granted to customers in 2000 versus 1999. The decrease in distribution sales was the result of changes at the manufacturer level in both technology and market place conditions. The distribution segment also experienced price erosion as a result of certain group purchasing organization agreements entered into by product manufacturers. The 2000 net sales on a segment basis resulted in net sales of $25.7 million from the manufacturing segment and $41.5 million from the distribution segment before intersegment eliminations. The 1999 net sales on a segment basis resulted in net sales of $32.7 million from the manufacturing segment and $45.9 million from the distribution segment before intersegment eliminations.

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

QUARTERLY RESULTS

     The following tables set forth quarterly statement of operations data for 2000 and 2001. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                     THREE MONTHS ENDED
                                                     ---------------------------------------------------
                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       2000        2000         2000            2000
                                                     ---------   --------   -------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................................   $17,099    $16,365       $16,115        $ 13,756
Cost of good sold..................................    11,060     11,261        10,576          13,825
                                                      -------    -------       -------        --------
Gross profit.......................................     6,039      5,104         5,539             (69)
Selling, general and administrative expenses.......     4,677      4,715         5,023           5,679
Impairment charge..................................        --         --            --          12,086
                                                      -------    -------       -------        --------
Income (loss) from operations......................     1,362        389           516         (17,834)
                                                      -------    -------       -------        --------
Interest expense, net..............................    (1,171)    (1,330)       (1,464)         (1,332)
Other income (loss)................................        46         28           (56)             14
                                                      -------    -------       -------        --------
Income (loss) before income taxes..................       237       (913)       (1,004)        (19,152)
Income tax provision / (benefit)...................       154       (296)         (303)           (626)
                                                      -------    -------       -------        --------
Net income (loss)..................................   $    83    $  (617)      $  (701)       $(18,526)
                                                      =======    =======       =======        ========
Net income (loss) per share -- basic and diluted...   $  0.01    $ (0.05)      $ (0.05)       $  (1.39)
                                                      =======    =======       =======        ========

                                                                     THREE MONTHS ENDED
                                                     ---------------------------------------------------
                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       2001        2001         2001            2001
                                                     ---------   --------   -------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................................   $16,420    $15,070       $13,972        $ 13,605
Cost of good sold..................................    10,491      9,768         9,657           8,831
                                                      -------    -------       -------        --------
Gross profit.......................................     5,929      5,302         4,315           4,774
Selling, general and administrative expenses.......     5,133      5,474         5,065           5,241
                                                      -------    -------       -------        --------
Income (loss) from operations......................       796       (172)         (750)           (467)
                                                      -------    -------       -------        --------
Interest expense, net..............................    (1,259)    (1,189)       (1,099)         (1,050)
Other income (loss)................................        29         20            19              (1)
                                                      -------    -------       -------        --------
Loss before income taxes...........................      (434)    (1,341)       (1,830)         (1,518)
Income tax benefit.................................
Net loss...........................................   $  (434)   $(1,341)      $(1,830)       $ (1,518)
                                                      =======    =======       =======        ========
Net loss per share -- basic and diluted............   $ (0.03)   $ (0.10)      $ (0.14)       $  (0.11)
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

     Net cash provided by (used in) operations was $6.4 million in 2001, as compared with ($2.4 million) and $4.9 million in 1999 and 2000, respectively. The increase in cash from operations during 2001 over 2000 was substantially due to income tax refunds received in 2001 due to net operating loss carrybacks as well as lower income taxes paid during 2001 compared to 2000. The increase in cash from operations during 2001 over 1999 was primarily the result of decreases in accounts receivable and inventory levels. In addition, there were lower income taxes paid as well as lower reductions in accounts payable and accrued expenses in 2001 as compared to 1999.

     Net cash provided by (used in) investing activities was $2.4 million during 2001, as compared with ($1.9 million) and ($1.3 million) in 1999 and 2000, respectively. The investing activities in 2001 consisted primarily of proceeds from the sale of the IFM business and principal payments made to the Company on a loan to the Company's CEO. The investing activities for 2000 consist of capital expenditures and a loan to the Company's CEO (See Notes 6 and 11 to the Company's consolidated financial statements included elsewhere in this Form 10-K). Substantially all of the investing activities in 1999 were for cash paid for acquisitions of $1.4 million and capital expenditures.

     The Company has established a capital expenditure budget in 2002 of $400,000, primarily for manufacturing and office equipment.

     Net cash provided by (used in) financing activities was ($6.6 million) in 2001, as compared with $26,779 and ($5 million) in 1999 and 2000, respectively. Financing activities for both 2001 and 2000 primarily included principal payments on outstanding debt attributable to depository funds applied against the working capital loan under the Company's BofA Credit Facility pursuant to the Company's sweep arrangement with Bank of America (as discussed in Note 6 to the Company's consolidated financial statements included elsewhere in this Form 10-K). These payments were partially offset by cash proceeds issued to the Company from Bank of America under the same sweep arrangement and $900,000 in 2000 to fund a loan to the Company's CEO (See Notes 6 and 11 to the Company's consolidated financial statements included elsewhere in this Form 10-K). Financing activities in 1999 include $2.9 million provided by additional borrowings under the Company's BofA Credit Facility to fund operations and $2.9 million used for principal payments on long-term debt.

     The Company's approximate total scheduled future payments under contractual obligations and debt outstanding as of March 31, 2002 are as follows:

                          2002         2003         2004          2005        2006     THEREAFTER      TOTAL
                       ----------   ----------   -----------   ----------   --------   ----------   -----------
Long-Term Debt(1)....  $  829,000   $1,265,000   $16,383,000   $7,465,000   $383,000   $  987,000   $27,312,000
Operating Leases.....     323,000      279,000       191,000      190,000    190,000      622,000     1,795,000
                       ----------   ----------   -----------   ----------   --------   ----------   -----------
                       $1,152,000   $1,544,000   $16,574,000   $7,655,000   $573,000   $1,609,000   $29,107,000
                       ==========   ==========   ===========   ==========   ========   ==========   ===========

(1) The above table reflects debt payments as provided for under terms of the applicable debt agreements. Because of certain covenants included in the Loan Agreement, the satisfaction of which is not objectively determinable, certain amounts outstanding under the Loan Agreement and the Note Purchase Agreement may be classified as current liabilities in the Company's consolidated financial statements as of March 31, 2002, even though such amounts by their terms are not payable until 2004.

     The Company incurred a loss of approximately $5 million in 2001, and as discussed in Note 6 to the Company's consolidated financial statements included elsewhere in this Form 10-K, the Company was in violation of the Forbearance Agreement with Bank of America as of December 31, 2001 and continuing into 2002. As more fully described below, the Company has completed a recapitalization transaction that extinguished all of the Company's outstanding debt and warrants held by Bank of America, entered into new financing facilities with new lenders and substantially reduced the Company's total outstanding debt. The Company's senior loan agreement contains certain requirements which are either determined at the discretion of the lender or involve meeting financial covenants. The Company is unable to objectively determine or measure whether it can comply with those requirements. While there can be no assurance, it is the Company's expectation to comply with these requirements and to have the financing facilities available for its working capital needs throughout 2002. If the Company is unable to comply with the requirements of the new financing facilities during 2002, the Company may not be able to borrow under the senior loan agreement, and all amounts may become immediately due.

     The details of the Recapitalization follow:

     On March 19, 2002, the Company announced that it had completed an arrangement with ComVest, LaSalle, and Medtronic to recapitalize the Company by extinguishing all of the Company's senior debt and warrants held by Bank of America and substantially reducing the Company's total outstanding debt. Pursuant to the Recapitalization, the Company issued Convertible Notes in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Note payable to Bank of America, and entered into the LaSalle Credit Facility for up to $22 million, of which approximately $8.8 million was outstanding as of March 31, 2002. The following is a summary of key provisions of the Recapitalization:

     On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America's interest in an outstanding $50 million amended the BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America's interest in the BofA Note, the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The estimated fair value of the warrants on March 15, 2002 of approximately $345,000 will be recorded in additional paid-in-capital, and the existing value of the warrant of $260,000 will be extinguished.

     On March 1, 2002, the Company entered into the Note Purchase Agreement with ComVest and certain Additional Note Purchasers. Under the Note Purchase Agreement, the Company agreed to issue $15 million of Convertible Notes. Interest on the Convertible Notes is payable quarterly beginning in June 2002 and accrues at a rate of 6% per year for the first six months and 8% per year thereafter until the notes are paid in full and mature on March 16, 2004. The Company issued the Convertible Notes as follows: $4.4 million to ComVest, $4 million to Medtronic and $6.6 million to the Additional Note Purchasers.

     The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company's common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment upon repayment of all or a portion of the amounts due, as described below. Under the conversion terms, if the principal amount of the Convertible Notes, together with all interest due is paid in full on or before 30 days following March 16, 2002 (the "Closing Date"), then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. If the principal amount of all the Convertible Notes and all interest due is paid on or before March 16, 2004, then the maximum aggregate number of shares of the Company's common stock that the Convertible Notes can be converted into is 19,500,000. The terms of the applicable conversion periods and conversion amounts are as follows:

     - Until April 16, 2002, ComVest has the right to convert 1.25% of the Outstanding Balance (defined as principal plus accrued and unpaid interest under the ComVest Convertible Note) held under its $4.4 million Convertible Note plus 0.6% of the amount of principal repaid under the Additional Notes;

     - Until March 16, 2003, ComVest has the right to convert an additional 0.25% of the Outstanding Balance;

     - Until March 16, 2004, Medtronic has the right to convert 1.5% of its $4 million Convertible Note;

     - From March 16, 2003 through March 16, 2004, Medtronic has the right to convert an additional 0.3% of $4 million if ComVest's Convertible Note and the notes held by the Additional Note Purchasers have not been repaid;

     - Until April 16, 2002, the Additional Note Purchasers have the right to convert 1.25% of the Additional Notes Outstanding Balance (defined as principal plus accrued but unpaid interest under the Additional Notes) held under their $6.6 million Convertible Note plus 0.6% of the amount of principal repaid under ComVest's Convertible Note on or before April 16, 2002; and

     - Until March 16, 2003, the Additional Note Purchasers have the right to convert an additional 0.25% of the Additional Notes Outstanding Balance.

     The Company will record the value of the beneficial conversion feature at the amount of proceeds allocated to the convertible instrument of $270,000 as a credit to equity and as a debt discount and will amortize the debt discount over the period to the Convertible Notes' earliest conversion date using the effective interest method.

     The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. The Note Purchase Agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions on indebtedness and liens, business combinations, sale or discount of receivables, conduct of the Company's business, transactions with affiliates, ability to enter into contracts outside the ordinary course of business, and ability to pay dividends. The Events of Default include, but are not limited to, failure to pay an obligation when due, breach of any covenant that remains uncured for 15 days, bankruptcy, change of control, and failure to obtain shareholder approval of the Recapitalization within 105 days of the closing date of March 16, 2002. The shareholder approvals that the Company agreed to obtain and will submit to the shareholders at the 2002 Annual Meeting include issuances of common stock pursuant to the Recapitalization, amendments to the Company's articles of incorporation to increase the number of authorized shares of common stock from 50 million to 100 million and to declassify the staggered board, amendments of the Bylaws to eliminate the fair price and business combinations provisions, and the grant of options to Messrs. Hunt and Peterson (as described below).

     On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company will record a net extraordinary gain on the early extinguishment of debt of approximately

$11 million, net of tax of approximately $4 million during the first quarter of 2002. In exchange for funding a portion of the $22 million cash purchase price paid to BofA, ComVest assigned $4 million in principal amount of the BofA Note to Medtronic and $6.6 million in principal amount of the BofA Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the BofA Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of $15 million in exchange for the surrender of $15 million in principal amount of the BofA Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the BofA Note was repaid with the proceeds of the Bridge Loan.

     On March 18, 2002, the Company entered into the LaSalle Credit Facility pursuant to the Loan Agreement. Under the Loan Agreement, the Lender has provided a $20 million Revolving Loan and a $2 million Term Loan. The Company used the proceeds to repay the Bridge Loan and expenses related to the Recapitalization and will use the remaining proceeds for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below).

     As collateral, the Company granted a security interest in all of the Company's present and future assets, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located, including, but not limited to: all accounts receivable; all chattel paper, instruments, documents and general intangibles including patents, patent applications, trademarks, trademark applications, trade secrets, trade names, goodwill, copyrights, copyright applications, registrations, licenses, software, franchises, customer lists, tax refund claims, claims against carriers and shippers, guaranty claims, contract rights, payment intangibles, security interests, security deposits, and indemnification rights; all inventory; all goods including equipment, vehicles, and fixtures; all investment property; all deposit accounts, bank accounts, deposits and cash; all letter-of-credit rights; certain commercial tort claims; all property of the Company in control of the Lender or any affiliate of the Lender; and all additions, substitutions, replacements, products, and proceeds of the aforementioned property including proceeds from insurance policies and all books and records relating to the Company's business.

     The Loan Agreement contains affirmative and negative covenants. The affirmative covenants require the Company to, among other things, maintain accurate and complete records, notify the Lender of major business changes, comply with relevant laws, maintain proper permits, conduct relevant inspections and audits, maintain adequate insurance with the Lender named as loss payee, keep collateral in good condition, use proceeds only for business purposes, pay required taxes, maintain all intellectual property, maintain a checking account with LaSalle, hire a Chief Operating Officer with experience in the medical products industry within 90 days of the date of the Loan Agreement, grant the Lender the right to conduct appraisals of the collateral on a bi-annual basis, and deliver a survey of the property located at the Company's offices on Northside Parkway in Atlanta within 60 days of the date of the Loan Agreement. The negative covenants restrict the Company's ability to, among other things, make any guarantees, incur additional indebtedness, grant liens on its assets, enter into business combinations outside the ordinary course of business, pay dividends, make certain investments or loans, allow its equipment to become a fixture to real estate or an accession to personal property, alter its lines of business, settle accounts, or make other fundamental corporate changes.

     The Loan Agreement also contains financial maintenance covenants, including, but not limited to, the following:

     - maintaining Minimum Availability at all times of at least $4 million under the Minimum Availability Test. "Minimum Availability" is defined as
       (a) the lesser of: (i) the Revolving Loan Limit (which is up to 85% of the face amount of the Company's eligible accounts receivable; plus the lesser of (x) up to 55% of the lower of cost or market value of the Company's eligible inventory or up to 85% of the net orderly liquidation value of eligible inventory, whichever is less, or (y) $11 million; plus such reserves as the Lender may establish) and (ii) the Maximum Revolving Loan Limit of $20 million minus (b) the sum of (i) the amount of all then outstanding and unpaid Liabilities (to Lenders, as defined) plus (ii) the aggregate amount of all then outstanding and unpaid trade payables and other obligations more than 60 days past due; plus (iii) the amount of checks issued by the Company which are more than 60 days past due but not yet sent and the book overdraft of the Company plus (iv) $4,000,000 owed by the Company to Arrow International;

     - maintaining Tangible Net Worth of $7,698,000 for the quarter ending December 31, 2002, $8,522,000 for the quarter ending March 31, 2003, $9,475,000 for the quarter ending June 30, 2003, $10,544,000 for the quarter ending September 30, 2003, $11,728,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as shareholders' equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of FASB No. 142 as determined solely by the Lender plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender);

     - maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of
       1.10 to 1.0 from April 1, 2002 through December 31, 2002, 1.20 to 1.0 from April 1, 2002 through March 30, 2003, 1.40 to 1.0 for the quarter ending June 30, 2003 and for the immediately preceding four fiscal quarters, and 1.50 to 1.0 for the quarter ending September 30, 2003 and for the immediately preceding four fiscal quarters and each fiscal quarter thereafter;

     - maintain EBITDA, based on the immediately preceding four fiscal quarters, of $4,000,000 on December 31, 2002, $5,437,000 on March 31, 2003,
       $6,605,000 on June 30, 2003, $7,374,000 on September 30, 2003 and
       $7,482,000 on December 31, 2003 and each fiscal quarter thereafter; and

     - limit capital expenditures to no more than $500,000 during any fiscal year.

     The Loan Agreement also specifies certain Events of Default, including, but not limited to, failure to pay obligations when due, failure to direct its account debtors to make payments to an established lockbox, failure to make timely financial reports to the Lender, the breach by the Company or any guarantor of any obligations with any other Person (as defined in the Loan Agreement) if such breach might have a material adverse effect on the Company or such guarantor, breach of representations, warranties or covenants, loss of collateral in excess of $50,000, bankruptcy, appointment of a receiver, judgments in excess of $25,000, any attempt to levy fees or attach the collateral, defaults or revocations of any guarantees, institution of criminal proceedings against the Company or any guarantor, occurrence of a change in control, the occurrence of a Material Adverse Change or a default or an event of default under certain subordinated debt documents. Upon the occurrence of any Event of Default, the Lender may accelerate the Company's obligations under the Loan Agreement.

     The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment prior to the Termination Date as a result of an Event of Default, the Company gives 90-days notice of its intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date of the Convertible Notes at least thirty days past the date of the original term or any applicable renewal term.

     Pursuant to the LaSalle Credit Facility, the Company also issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of common stock at an exercise price of $.01 per share. The Company will record the estimated fair value of the warrant as of March 18, 2002 of approximately $695,000, determined using the Black-Scholes model (using weighted average assumptions as follows: dividend yield of 0%, expected life of 3 years, expected volatility of 112.2% and a risk free interest rate of 2.43%) as a reduction of the gain on early extinguishment of debt.

     The Junior Note in the amount of $2 million bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a principal payment on the Junior Note of $22,500 is payable on the first day of each month until maturity of the Junior Note.

     As a condition to closing, the Company also agreed to enter into a Securityholders Agreement dated March 16, 2002 with ComVest, Medtronic, LaSalle, Hunt and Peterson under which the Company granted certain registration rights, rights of first refusal and corporate governance rights to the Investors. The registration rights require the Company to file a shelf registration statement covering the resale of certain shares of common stock issuable pursuant to the Recapitalization and to include, at the Investors' option, certain of the Investors' shares of common stock in any registration statement undertaken by the Company, at the Company's expense. Pursuant to the Securityholders Agreement, ComVest and Medtronic have been granted (i) a right of first refusal to purchase all or part of their pro rata share of new securities which the Company may propose to sell or issue, (ii) the right of first refusal to participate in any sale of Hunt's and/or Peterson's shares of common stock to third parties upon the same terms and conditions, (iii) the co-sale right of first refusal to participate in sales of shares of common stock by Hunt and/or Peterson, and (iv) the "bring-along right" to require Hunt and Peterson to sell the same percentage of shares of common stock as the holders of the rights propose to sell in the event that the rights holders propose to sell 51% or more of their common stock. The corporate governance rights include, but are not limited to, the following: (i) granting ComVest the right to designate one ComVest director and two additional independent directors, (ii) requiring that certain actions of the Board of Directors include the affirmative vote of the ComVest director, (iii) requiring the Company to establish and maintain an Executive Committee consisting of the ComVest director as Chairman, one of the independent directors designated by ComVest, and Hunt, and (iv) requiring that the Executive Committee approve certain actions. Failure to comply with the Securityholders Agreement is considered an Event of Default under the Note Purchase Agreement.

     On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company will promote and provide technical advice for Medtronic's implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. After basic sales training, sales representatives of the Company and of its distributors will promote the sale of such systems, identify appropriate patients for such systems, and after additional training provide assistance in the implantation and refill procedure for such systems, for which identification and assistance the Company will be compensated by Medtronic. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes.

     To effect the Recapitalization, the Company also entered into certain ancillary agreements including the following: (i) a voting agreement under which Hunt and Peterson have agreed to vote their shares in favor of all proposals relating to the Recapitalization; (ii) a new employment agreement and option agreements with Hunt that grants him options to purchase an aggregate of 3,500,000 shares of common stock (The new employment agreement replaced Hunt's previous employment agreement and reduced the previous term of employment and the previous severance compensation and benefits from approximately four years to twelve months.); (iii) a new employment agreement and an option agreement with Peterson that grants him options to purchase 1,000,000 shares of common stock (The new employment agreement replaced Peterson's previous employment agreement and reduced the previous term of employment from approximately four years to six months and reduced the previous severance compensation and benefits from approximately four years to twelve months.); (iv) an advisory agreement with an affiliate of ComVest under which the affiliate received 2,645,398 shares of common stock and a cash fee of $750,000; (v) a note with ComVest under which ComVest received 75,000 shares in exchange for advancing certain transaction expenses associated with the Recapitalization; (vi) an expense guaranty with Mr. Hunt under which he received 150,000 shares of common stock in exchange for agreeing to reimburse ComVest for certain of its transaction expenses in the event that the Recapitalization were not consummated; and (vii) an advance note with Mr. Hunt under which he received 75,000 shares of common stock in exchange for advancing to the Company certain transaction expenses associated with the Recapitalization. The Company will recognize compensation expense of approximately $1,400,000 during the first quarter of 2002 related to 2,500,000 of the options granted to the CEO and all of the options granted to the Company's President. The remaining 1,000,000 options that were granted to the CEO are performance-based, and the Company will measure and recognize compensation as the options are earned. The Company will record the estimated fair value of the share of the common stock issued to ComVest of approximately $2,500,000, as well as the cash fee of $750,000, as a reduction of its extraordinary gain on early extinguishment of debt. The Company will record the value of the shares of the common stock issued to the CEO of approximately $152,000 as debt cost and amortize over the terms of the related agreements.

     The auditor's opinion related to the consolidated financial statements included in this report states that there is substantial doubt as to the Company's ability to continue as a going concern. Delivery of this opinion would have triggered an Event of Default under the Loan Agreement and the Note Purchase Agreement as originally executed because both agreements require audited financial statements to be delivered within 90 days of December 31, 2001 with an auditor's opinion that does not contain such going concern language. However, the default provisions relating to the audit opinion in the Loan Agreement and the Note Purchase Agreement have been waived.

     As of April 15, 2002, the Company has complied with all of the requirements of the Loan Agreement and believes that it has the financial resources available to meet its working capital needs through fiscal year 2002.

     As a result of the Recapitalization, the BofA Credit Facility, the Forbearance Agreement with Bank of America, and all subsequent amendments were terminated. However, because those agreements were significant to the capitalization of the Company in 2001, the terms of those agreements are briefly summarized as follows:

     On March 30, 2001, the Company entered into a Forbearance Agreement and a First Amendment to Forbearance Agreement wherein Bank of America agreed to forbear from exercising its rights and remedies under the BofA Credit Facility due to certain defaults. The Company was in default at that time for violating certain restrictive covenants and for failing to make principal payments when due. All of the defaults were foreborne as provided for in the Forbearance Agreement, and revised restrictive covenants were set. By September 30, 2001, the Company was in default under the Forbearance Agreement for failing to comply with some of the revised covenants, including minimum net worth, debt service coverage, leverage and minimum EBITDA.

     On October 15, 2001, the Company entered into the Second Amendment to the Forbearance Agreement. The Second Amendment amended the Forbearance Agreement as follows: (i) changed the termination date of the Forbearance Agreement from March 31, 2002 to January 15, 2002 (the period from March 30, 2001 through January 15, 2002 being defined as the "Forbearance Period"); (ii) required the Company to maintain a general operating account with Bank of America and restricted the use of funds in an calendar month to payments equal to or less than a monthly budget submitted to Bank of America; (iii) required the Company to pay any accrued or unpaid interest (but not principal) on the B of A Note on the first day of each month and allow interest to continue to accrue at the Bank of America Prime Rate plus two and one-half percent (2.5%) per annum; and (iv) required the Company to furnish Bank of America with certain financial reports.

     The Second Amendment also amended the "Termination Events" as defined in the Forbearance Agreement to include the following: (i) the Company fails to execute and deliver or to cause the Company's CEO, Marshall B. Hunt and Hunt LLLP to execute and deliver within 10 days from the effective date of the Second Amendment a pledge to Bank of America of all the stock owned by Hunt and documentation to amend the current Pledge Agreement between Hunt, Hunt LLLP and the Company. The pledge documents will be held in escrow and will be released only in the event that Hunt interferes with the daily operations of the Company determinable at the Bank of America's discretion at any point prior to January 1, 2005; (ii) the Company fails to engage and hire within five days from the effective date of the Second Amendment competent crisis and turn around management and a new Chief Executive Officer who shall report directly to the independent members of the Company's Board of Directors; (iii) the Company fails to provide Bank of America within five days from the effective date of the Second Amendment a copy of resolutions confirming Hunt's resignation as an officer and director of the Company and that no further salary or bonuses shall be paid to Hunt; (iv) the Company fails to make efforts to refinance the amounts outstanding under the BofA Credit Facility and fails to provide weekly status reports; (v) on or before December 15, 2001, the Company fails to provide Bank of America evidence that the Company has engaged an investment banking firm to begin marketing the sale of the assets of the Company if the amounts outstanding under the BofA Credit Facility are not paid off by the Termination Date; or (vi) the Company fails to execute and deliver to Bank of America within 24 hours of Bank of America's request a consent order consenting to the appointment of a receiver in the event of a Termination Event.

     In addition, the Second Amendment reduced the Working Capital Sublimit to $5,000,000 and limited the Working Capital Loan to the smaller of the Working Capital Sublimit or an amount equal to the Borrowing Base, as defined in the BofA Credit Facility. The Second Amendment also amended several of the financial covenants previously contained in the Forbearance Agreement.

     The Forbearance Agreement provided for the payment of Excess Cash Flow, as defined in the BofA Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2001. In addition, the Forbearance Agreement required an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company's sale of the IFM product line (see Note 14 to the Company's consolidated financial statements contained elsewhere in this Form 10-K).

     The Forbearance Agreement further required payments of $300,000 each on the BofA Bridge Loan on May 31, 2001, August 31, 2001, and November 30, 2001. All of the installments under the BofA Bridge Loan were paid. The Forbearance Agreement also provided for a forbearance and restructuring fee of $10,000 plus related expenses and interest at the rate then in effect plus 6% upon a Termination Event, as defined in the Forbearance Agreement.

     In connection with the Forbearance Agreement, the Company issued a warrant to Bank of America to acquire 435,157 shares of the Company's common stock for $.05 per share. The warrant was exercisable by Bank of America during a three-year period without regard to the status of the BofA Credit Facility or the BofA Bridge Loan. The Company recorded the estimated fair value of the warrant as of December 31, 2001 of $260,000, determined using the Black-Scholes Model (using weighted average assumptions as follows: dividend yield of 0%, expected life of five years, expected volatility of 107.6% and a risk free interest rate of 4.44%) as a deferred cost and amortized the deferred cost over the Forbearance Period. As with the BofA Credit Facility and other related agreements, the warrant was cancelled pursuant to the Recapitalization.

     The Forbearance Agreement also required the Company to hire on or before June 30, 2001 a new chief operating officer, restricted the repayment of principal debt to junior lien holders, and to either i) sell the assets of IFM or ii) obtain an agreement from the seller of the IFM product line to defer all payments under the related promissory note (see below) through the Termination Date (see Note 14 to the Company's consolidated financial statements contained elsewhere in this Form 10-K regarding the sale of the IFM product line). The Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and the Company did not hire a replacement. The Company sold the assets of the IFM product line as of March 30, 2001 (see Note 14 to the Company's consolidated financial statements contained elsewhere in this Form 10-K).

     On December 15, 2001, the Company entered into a Third Amendment to the Forbearance Agreement under which Bank of America consented to the increase in payments of $8,000 per month to certain former shareholders of Stepic.

     In January 2002, the Company entered into a Fourth Amendment to Forbearance Agreement with Bank of America, pursuant to which Bank of America agreed to extend the Forbearance Period until March 15, 2002 (the "Expiration Date") in order for the Company to consider its strategic alternatives. On March 15, 2002, the BofA Credit Facility was assigned from BofA to ComVest. On March 16, 2002, the Company issued the Convertible Notes in an aggregate amount of $15 million to ComVest, Medtronic and the Additional Note Purchasers. On March 18, 2002, the Company entered into the LaSalle Credit Facility.

IMPACT OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of the Company's operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. While the Company has not historically been adversely affected by increases in the cost of raw materials and components, several GPO agreements to which the Company is a party limit the Company's ability to raise prices. Thus, future increases in the cost of raw materials and components could adversely affect the Company's business, financial condition and operating results. This could change in situations in which the Company is producing against a substantial backlog and may not be able to pass on higher costs to customers. In addition, interest on substantially all of the Company's debt is variable and therefore may increase with inflation.

     The Company makes all sales to foreign customers in U.S. dollars. Thus, notwithstanding fluctuation of foreign currency exchange rates, the Company's profit margin for any purchase order is not subject to change due to exchange rate fluctuations after the time the order is placed.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The Company does not expect the adoption of SFAS No. 141 to have a material impact on the consolidated financial statements.

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supersedes APB No. 17, and requires that:
1) goodwill and indefinite lived intangible assets will no longer be amortized;
2) goodwill will be tested for impairment at least annually at the reporting unit level; 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. As of December 31, 2001, the Company has goodwill and other intangible assets of $38.2 million and has recognized amortization expense of approximately $2.7 million during the year ended December 31, 2001. Upon the adoption of SFAS No. 142, the Company recognized an impairment loss of approximately $6.3 million related to its manufacturing reporting unit. In addition, the Company ceased amortization of its goodwill (See Note 5 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for the Company's expected future amortization charges after adoption of SFAS No. 142).

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("ARO"), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The impact of SFAS No. 143 is not expected to be material to the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as well as certain other accounting standards, establishes a single accounting model, based on framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, including segments of a business accounted for as discontinued operations. The impact of adopting SFAS No. 144 is not expected to be material to the Company's financial statements.

RISK FACTORS

  Future Capital Requirements

     There can be no assurance that the Company's cash flow from operations and cash available from external financing will be sufficient to meet the Company's future cash flow needs, in which case the Company would need to obtain additional financing. As of March 31, 2002, The Company had $8.8 million of borrowing capacity under the LaSalle Credit Facility. There are certain covenants in the Loan Agreement, the compliance with which is not objectively determinable and, as a result, the auditor's opinion accompanying the consolidated financial statements included in this report states that there is substantial doubt as to the Company's ability to continue as a going concern. See "Item 1. Description of Business -- Recent Developments" for a description of the Recapitalization.

     Any additional financing could involve issuances of debt or issuances of equity securities which would be dilutive to the Company's stockholders, and any debt facilities could contain covenants that may affect the Company's operations, including its ability to make future acquisitions. Adequate additional funds, whether from the financial markets or from other sources, may not be available on a timely basis, on terms acceptable to the Company or at all. Insufficient funds may cause the Company difficulty in financing its accounts receivables and inventory and may result in delay or abandonment of some or all of the Company's product acquisition, licensing, marketing or research and development programs or opportunities, which could have a material adverse effect on the Company's business, financial condition and operating results.

     The Company is required to make periodic interest and principal payments on its outstanding indebtedness, including the Convertible Notes, the LaSalle Credit Facility and the Junior Note. Failure to make any such required payments may result in an event of default and the acceleration of all outstanding indebtedness. For a description of the Company's scheduled payments on its obligations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Limited Manufacturing Experience

     The Company's success will depend in part on its ability to manufacture its products in compliance with international and domestic standards such as ISO 9001, the FDA's Good Manufacturing Practices ("GMP") regulations and other applicable licensing and regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has historically outsourced the manufacturing of most of its product lines to third parties while remaining responsible for that work. In the fourth quarter of 1996, the Company transitioned the manufacturing of its Circle C(R) and Pheres-Flow(R) specialty catheter product lines into its manufacturing facility in Manchester, Georgia. During 1998, the Company transitioned the manufacturing of its LifePort(TM), Infuse-a-Port(R) and Infuse-a-Cath(R) product lines to the Manchester facility from a facility in Norwood, Massachusetts. During 1999, the Company transitioned the manufacturing of the Vortex(TM), TitanPort(TM) and OmegaPort(R) product lines to the Manchester facility from Norfolk Medical. In 2001, the Company transitioned the manufacturing of the Triumph-1(R) port line to the Manufacturing facility from Act Medical as well as its infusion sets which had previously been manufactured by a third party. The Company has undergone and expects to continue to undergo regular GMP inspections in connection with the manufacture of its products at the Company's facilities. The Company's success will depend, among other things, on its ability to efficiently manufacture different products and to integrate newly developed products with existing products. The Company's failure to successfully commence the manufacturing of new products, to maintain or increase production volumes of new or existing products in a timely or cost-effective manner or to maintain compliance with ISO 9001, the CE Mark requirements, GMP regulations or other applicable licensing or regulatory requirements could have a material adverse effect on the Company's business, financial condition and operating results.

  Management of Growth; Risks Associated with Acquisitions

     The rapid growth experienced by the Company to date has placed, and could continue to place, significant demands on the Company's management, operational and financial resources. From time to time, the Company may pursue additional strategic acquisitions of complementary businesses, products or technologies as a means of expanding its existing product lines and distribution channels. As the medical devices industry continues to consolidate, the Company expects to face increasing competition from other companies for available acquisition opportunities. There can be no assurance that suitable acquisition candidates will be available, that financing for such acquisitions will be obtainable on terms acceptable to the Company or that such acquisitions will be successfully completed. Acquisitions entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) responsibility for undiscovered or contingent liabilities and (iv) loss of key employees of acquired operations. The relocation of manufacturing operations for acquired product lines to the Company's manufacturing facility in Manchester, Georgia also may result in interruptions in production and back orders. No assurance can be given that the Company will not incur problems in integrating any future acquisition and there can be no assurance that any future acquisition will increase the Company's profitability. Further, the Company's operating results in fiscal quarters immediately following a material acquisition may be materially adversely affected while the Company integrates the acquired business into its existing operations. Any such problems could have a material adverse effect on the Company's business, financial condition, and operating results. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time charges and the creation of goodwill or other intangible assets that could result in significant amortization expense.

  Manufacturing Relationships

     While the Company believes it has a good relationship with each third party that manufactures the Company's products, there can be no assurance that such relationships will not deteriorate in the future. Deterioration in these manufacturing relationships could cause the Company to experience interruptions in its manufacturing and delivery processes and have a material adverse impact on the Company's business, financial condition and operating results. Furthermore, when the manufacturing arrangements with these third parties expire, the Company will have to make other manufacturing arrangements or manufacture products at Company facilities. The failure to effectively plan for the expiration of these agreements could also result in interruption of the manufacturing and delivery processes for these products and have a material adverse impact on the Company's business, financial condition and operating results.

  Dependence on Patents, Trademarks, Licenses and Proprietary Rights

     The Company believes that its competitive position and success has depended, in part, on and will continue to depend on the ability of the Company and its licensors to obtain patent protection for its products, to defend patents once obtained, to preserve its trade secrets and to operate without infringing upon patents and proprietary rights held by third parties, both in the United States and in foreign countries. The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications relating to technology, inventions and improvements that are important to the development of its business. The Company owns numerous United States and foreign patents and United States and foreign patent applications. The Company also is a party to license agreements with third parties pursuant to which it has obtained, for varying terms, the right to make, use and/or sell products that are covered under such license agreements in consideration for royalty payments. Many of the Company's catheter products are subject to such license agreements. There can be no assurance that the Company or its licensors have or will develop or obtain additional rights to products or processes that are patentable, that patents will issue from any of the pending patent applications filed by the Company or that claims allowed will be sufficient to protect any technology that is licensed to the Company. In addition, no assurances can be given that any patents issued or licensed to the Company or other licensing arrangements will not be challenged, invalidated, infringed or circumvented or that the rights granted thereunder will provide competitive advantages for the Company's business or products. In such event the business, financial condition, and operating results of the Company could be materially adversely affected.

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

  Potential Product Liability

     Because its products are intended to be used in healthcare settings on patients who are physiologically unstable and may be seriously or critically ill, the Company's business exposes it to potential product liability risks which are inherent in the medical devices industry. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for extended periods of time. Component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by the Company could result in injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims and/or a recall of, safety alert relating to, or other FDA or private civil action affecting one or more of the Company's products or responsible officials. The Company maintains product liability insurance coverage in amounts that it deems sufficient for its business. There can be no assurance, however, that such coverage will be available with respect to or sufficient to satisfy all claims made against the Company or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, results of operations and financial condition. In September 1999, the Company initiated a voluntary product recall of its dialysis and central venous catheter kit product lines due to small pinholes in the product packaging. Although the recall covers products manufactured since 1994, product returns through December 31, 2001 were approximately 15,300 units. No product complaints have been received to date for either pinholes in the packaging or infection of the implant site that could be attributed to the packaging being contaminated. In 2001, the recall was terminated by the FDA.

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

  Customer Concentration

     The Company's net sales to its three largest customers accounted for 7%, 6% and 8% of total sales during 1999, 2000 and 2001, respectively. The loss of, or significant curtailments of purchases by, any of the Company's significant customers could have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Key Suppliers

     The Company purchases raw materials and components for use in manufacturing its products from many different suppliers. There can be no assurance that the Company will be able to maintain its existing supplier relationships or secure additional suppliers as needed. In addition, Stepic has generated 68% of its sales through distribution of products of three major manufacturers. See Item 1. "Business -- Description of Business by Industry Segment -- Product Distribution." The loss of a major supplier, the deterioration of the Company's relationship with a major supplier, changes by a major supplier in the specifications of the components used in the Company's products, or the failure of the Company to establish good relationships with major new suppliers could have a material adverse effect on the Company's business, and financial condition and operating results. See discussion of distribution relationship with Pall Biomedical in "Item 1. Description of Business by Industry
Segment -- Product Distribution."

  Dependence on Key Personnel

     The Company's success is substantially dependent on the performance, contributions and expertise of its executive officers and key employees. The Company's success to date has been significantly dependent on the contributions of Marshall B. Hunt, its Chairman and Chief Executive Officer, and William E. Peterson, Jr., its

President, each of whom is party to an employment agreement with the Company and on each of whom the Company maintains key man life insurance in the amount of $1 million. Mr. Hunt's employment agreement expires March 16, 2003, and Mr. Peterson's employment agreement expires September 16, 2002. The Company is wholly dependent on certain key employees to manage its distribution business. The Company is also dependent on its ability to attract, retain and motivate additional personnel. The loss of the services of any of its executive officers or other key employees or the Company's inability to attract, retain or motivate the necessary personnel could have a material adverse effect on the Company's business, financial condition and operating results.

  Control by Certain Shareholders

     As of the date of this report, Hunt, Peterson, and Roy C. Mallady, Jr. collectively own more than 50% of the Company's outstanding common stock. In addition, ComVest, Medtronic and the Additional Note Purchasers have the right to convert a portion of their Convertible Notes into up to 27 million shares of common stock. ComVest and its affiliates also received 2,720,398 shares of common stock in connection with the Recapitalization. See discussion in "Item 1. Description of Business -- Recent Developments." These shareholders, if they were to act together, would have the power to elect all of the members of the Company's Board of Directors, amend the Restated and Amended Articles of Incorporation of the Company (the "Articles") and the Amended and Restated Bylaws of the Company (the "Bylaws") and effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of proposals relating to a merger of the Company or the acquisition of the Company by another entity. Accordingly, these shareholders are able to exert significant influence over the Company, including the ability to control decisions on matters on which shareholders are entitled to vote. See description of Securityholders Agreement in "Item 1. Description of Business -- Recent Developments" for information on these corporate governance restrictions.

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

  Limitations on Third-Party Reimbursement

     In the United States, the Company's products are purchased primarily by hospitals and medical clinics, which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for the healthcare services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the United States Centers for Medicare and Medicaid Services ("CMS"). The fixed rate of reimbursement is based on the procedure performed and is unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. In addition, third-party payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication. Reimbursement of procedures implanting the Company's vascular access ports and catheter products is currently covered under a DRG. There can be no assurance that reimbursement for such implantation will continue to be available, or that future reimbursement policies of third-party payors will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Factors Inhibiting Takeover

     Certain provisions of the Articles and Bylaws may delay or prevent a takeover attempt that a shareholder might consider in its best interest. Among other things, these provisions establish certain advance notice procedures for shareholder proposals to be considered at shareholders' meetings, provide for the classification of the Board of Directors, provide that only the Board of Directors or shareholders owning 70% or more of the outstanding Common Stock may call special meetings of the shareholders and establish supermajority voting requirements with respect to the amendment of certain provisions of the Articles and Bylaws. In addition, the Board of Directors can authorize and issue shares of Preferred Stock, no par value (the "Preferred Stock"), issuable in one or more series, with voting or conversion rights that could adversely affect the voting or other rights of holders of the Common Stock. The terms of the Preferred Stock that might be issued could potentially prohibit the Company's consummation of any merger, reorganization, sale of all or substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of such stock. Furthermore, certain provisions of the Georgia Business Corporation Code may have the effect of delaying or preventing a change in control of the Company. Pursuant to the Recapitalization, the Company is seeking shareholder approval to eliminate the classified board and to opt out of the Georgia Business Combination statute and Fair Price statute.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. Borrowings under the LaSalle Credit Facility accrue interest at an annual rate of prime plus 2%, plus an additional 2% upon the occurrence of an event of default. As of March 31, 2002, the Company had $8.8 million outstanding under the LaSalle Credit Facility. If market rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002, the additional interest expense of $42,000 would be immaterial to the Company's consolidated financial position, cash flows, and operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements are listed under Item 14(a) and appear beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the captions "Directors Standing for Election," "Directors Continuing in Office," and "Executive Officers and Key Employees" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders. Information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the captions "How are Directors Compensated?," "Executive Compensation Summary Table," "Employment Agreements," "Compensation Committee Interlocks and Insider Participation," "Option Grants for Fiscal 2002" and "Option Exercises and Values for Fiscal 2002" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Stock Ownership" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits

     1. Financial Statements

Consolidated Financial Statements
  Report of Independent Accountants.........................  F-1
  Consolidated Balance Sheets as of December 31, 2000 and
     2001...................................................  F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 2000 and 2001.......................  F-3
  Consolidated Statements of Changes in Shareholders' Equity
     for the Years Ended December 31, 1999, 2000 and 2001...  F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 2000 and 2001.......................  F-5
  Notes to Consolidated Financial Statements................  F-6

     2. Financial Statement Schedules

Report of Independent Accountants on Financial Statement
  Schedule..................................................  F-33
Schedule II -- Valuation and Qualifying Accounts............  F-34

     3. Exhibits

        Included as exhibits are the items listed on the Exhibit Index below.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
   3.1     --   Amended and Restated Articles of Incorporation of the
                Company, filed as Exhibit 3.1 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and
                incorporated herein by reference.
   3.2     --   Amended and Restated Bylaws of the Company, filed as Exhibit
                3.2 to the Registrant's Form S-1 dated April 14, 1998 (SEC
                File No. 333-46349) and incorporated herein by reference.
   4.1     --   See Articles II, III, VII and IX of the Amended and Restated
                Articles of Incorporation filed as Exhibit 3.1 and Articles
                I, VII, VIII and IX of the Amended and Restated Bylaws filed as Exhibit 3.2, filed as Exhibit 4.1 to the Registrant's
                Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
   4.2     --   Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
   4.3     --   Rights Agreement dated April 9, 1998 by and between the
                Company and Tapir Investments (Bahamas) Ltd., filed as
                Exhibit 4.3 to the Registrant's Form 10-K dated March 31,
                1999 (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.1     --   Promissory Note dated September 28, 1995 made by Marshall B.
                Hunt to the order of the Company in the principal amount of
                $77,612.43, as amended by Amendment to Promissory Note dated
                September 28, 1996, filed as Exhibit 10.1 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.2     --   Promissory Note dated September 28, 1995 made by William E.
                Peterson, Jr. to the order of the Company in the principal amount of $77,612.43, as amended by Amendment to Promissory
                Note dated September 28, 1996, filed as Exhibit 10.2 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.3     --   Promissory Note dated September 28, 1995 made by Roy C.
                Mallady, Jr. to the order of the Company in the principal
                amount of $77,612.43, as amended by Amendment to Promissory
                Note dated September 28, 1996, filed as Exhibit 10.3 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.4     --   Promissory Note dated October 12, 1995 made by Marshall B.
                Hunt to the order of the Company in the principal amount of
                $35,000.00, as amended by Amendment to Promissory Note dated
                October 12, 1996, filed as Exhibit 10.4 to the Registrant's
                Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
  10.5     --   Promissory Note dated October 12, 1995 made by William E.
                Peterson, Jr. to the order of the Company in the principal amount of $35,000.00, as amended by Amendment to Promissory
                Note dated October 12, 1996, filed as Exhibit 10.5 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
  10.6     --   Promissory note dated October 12, 1995 made by Roy C.
                Mallady, Jr. to the order of the Company in the principal
                amount of $35,000.00, as amended by Amendment to Promissory
                Note dated October 12, 1996, filed as Exhibit 10.6 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.7     --   Amended and Restated Credit Agreement dated as of May 26,
                1998 among the Company, the Lenders referred to therein and
                Banc of America Commercial Corporation, as Agent, filed as
                Exhibit 10.1 to the Registrant's Form 10-Q dated May 29,
                1998 (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.8     --   Second Amendment to Amended and Restated Credit Agreement
                and Waiver dated as of March 31, 1999 among the Company, the
                Lenders referred to therein and Banc of America Commercial
                Corporation, as Agent, filed as Exhibit 10.1 to the
                Registrant's Form 10-Q dated May 14, 1999 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.9     --   Lease Agreement dated as of July 1, 1996 between The
                Development Authority of the City of Manchester and the
                Company, filed as Exhibit 10.9 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and
                incorporated herein by reference.
  10.10    --   Amendment to Lease Agreement dated November 2, 1999 between
                The Development Authority of the City of Manchester and the
                Company, filed as Exhibit 10.10 to the Registrant's Form
                10-K dated March 29, 2000 (SEC File No. 000-24025) and
                incorporated herein by reference.
  10.11    --   Lease Agreement dated as of August 29, 1997 between The
                Development Authority of the City of Manchester and the
                Company, filed as Exhibit 10.10 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and
                incorporated herein by reference.
  10.12    --   1998 Stock Incentive Plan, filed as Exhibit 10.11 to the
                Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.13    --   Agreement dated January 13, 1995 between the Company and ACT
                Medical, Inc., filed as Exhibit 10.21 to the Registrant's
                Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
  10.14    --   Horizon Plastic Ports: Term Sheet dated March 18, 1997,
                filed as Exhibit 10.22 to the Registrant's Form S-1 dated
                April 14, 1998 (SEC File No. 333-46349) and incorporated
                herein by reference.
  10.15    --   Letter Agreement to Supply Agreement between CarboMedics,
                Inc. and the Company, dated February 17, 1993, as amended,
                Development Agreement, dated February 17, 1993, by and
                between CarboMedics, Inc. and the Company, as amended, and
                Equity Agreement, dated as of February 17, 1993, by and
                between CarboMedics, Inc. and the Company, as amended, filed as Exhibit 10.23 to the Registrant's Form S-1 dated April
                14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
  10.16    --   Consulting and Services Agreement dated February 1, 1996
                between the Company and Healthcare Alliance, Inc. as
                amended, filed as Exhibit 10.25 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and
                incorporated herein by reference.
  10.17    --   Second Amended License Agreement dated January 1, 1995
                between Dr. Sakharam D. Mahurkar and NeoStar Medical(R)
                Technologies, filed as Exhibit 10.26 to the Registrant's
                Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
  10.18    --   License Agreement dated July 1995 between Dr. Sakharam D.
                Mahurkar and Strato(R)/ Infusaid(TM) Inc., filed as Exhibit
                10.27 to the Registrant's Form S-1 dated April 14, 1998 (SEC
                File No. 333-46349) and incorporated herein by reference.
  10.19    --   Additional License Agreement dated January 1, 1997 between
                Dr. Sakharam D. Mahurkar and the Company, filed as Exhibit
                10.28 to the Registrant's Form S-1 dated April 14, 1998 (SEC
                File No. 333-46349) and incorporated herein by reference.
  10.20    --   Atlanta Office Purchase Agreement, filed as Exhibit 10.29 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.21    --   Employment Agreement, dated as of April 3, 1998, between
                Marshall B. Hunt and the Company, filed as Exhibit 10.30 to the Registrant's Form S-1 dated April 14, 1998 (SEC File No.
                333-46349) and incorporated herein by reference.
  10.22    --   Amendment, dated as of June 29, 1999, to the Employment
                Agreement, dated as of April 3, 1998, by and between the
                Company and Marshall B. Hunt, filed as Exhibit 10.2 to the
                Registrant's Form 10-Q dated August 16, 1999 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.23    --   Employment Agreement, dated as of April 3, 1998, between
                William E. Peterson, Jr. and the Company, filed as Exhibit
                10.31 to the Registrant's Form S-1 dated April 14, 1998 (SEC
                File No. 333-46349) and incorporated herein by reference.
  10.24    --   Amendment, dated as of June 29, 1999, to the Employment
                Agreement, dated as of April 3, 1998, by and between the
                Company and William E. Peterson, Jr., filed as Exhibit 10.3 to the Registrant's Form 10-Q dated August 16, 1999 (SEC
                File No. 000-24025) and incorporated herein by reference.
  10.25    --   Premier Warrant, filed as Exhibit 10.32 to the Registrant's
                Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
  10.26    --   Premier Group Purchasing Agreement, filed as Exhibit 10.33 to the Registrant's Form S-1 dated April 14, 1998 (SEC File
                No. 333-46349) and incorporated herein by reference.
  10.27    --   Amendment Number 1 to Premier Group Purchase Agreement dated
                March 1, 1999, filed as Exhibit 10.25 to the Registrant's
                Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
  10.28    --   Asset Purchase Agreement, by and among the Company and
                Norfolk Medical Products, Inc. and Michael J. Dalton dated
                June 2, 1998, filed as Exhibit 2 to the Registrant's Form
                8-K dated June 16, 1998 (SEC File No. 000-24025) and
                incorporated herein by reference.
  10.29    --   Asset Purchase Agreement, by and among the Company, Columbia
                Vital Systems, Inc., William C. Huck and R. Gregory Huck
                dated September 21, 1998, filed as Exhibit 2 to the
                Registrant's Form 8-K dated October 5, 1998 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.30    --   Asset Purchase Agreement, by and between Ideas for Medicine,
                Inc. and the Company, dated September 30, 1998, filed as
                Exhibit 2 to the Registrant's Form 8-K dated October 14,
                1998 (SEC File No. 000-24025) and incorporated herein by
                reference. Pursuant to Item 601(b) of Regulation S-K, the
                Company has omitted certain Schedules and Exhibits to the
                Asset Purchase Agreement (all of which are listed therein)
                from this Exhibit.
  10.31    --   Stock Purchase Agreement, by and among the Company, Steven
                Picheny, Howard Fuchs, Christine Selby and Stepic
                Corporation, effective October 15, 1998, filed as Exhibit 2 to the Registrant's Form 8-K dated October 30, 1998 (SEC
                File No. 000-24025) and incorporated herein by reference.
                Pursuant to Item 601(b) of Regulation S-K, the Company has
                omitted certain Schedules and Exhibits to the Stock Purchase
                Agreement (all of which are listed therein) from this
                Exhibit.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
  10.32    --   Amendment One dated December 15, 1999 to the Stock Purchase
                Agreement, by and among the Company, Steven Picheny, Howard
                Fuchs, Christine Selby and Stepic Corporation, filed as
                Exhibit 10.34 to the Registrant's Form 10-K dated March 29,
                2000 (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.33    --   Manufacturing Agreement dated as of September 30, 1998 by
                and between the Company and Ideas for Medicine, Inc., filed as Exhibit 10.30 to the Registrant's Form 10-K dated March
                31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
  10.34    --   Consulting and Services Agreement dated January 1, 1999 by and between the Company and Healthcare Alliance, Inc., filed as Exhibit 10.31 to the Registrant's Form 10-K dated March
                31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
  10.35    --   Standard Form of Resolution and Agreement Engaging the
                Services of Osnos Associates, Inc. as Consultant, dated
                October 8, 2001, between the Company and Osnos Associates,
                Inc., filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated
                April 2, 2001 (SEC File No. 001-15459) and incorporated
                herein by reference.
  10.36    --   Severance and Bonus Agreement dated November 12, 1999
                between the Company and L. Bruce Maloy, filed as Exhibit
                10.3 to the Registrant's Form 10-Q dated November 15, 1999
                (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.37    --   Severance and Bonus Agreement dated November 12, 1999
                between the Company and Robert Singer, filed as Exhibit 10.4 to the Registrant's Form 10-Q dated November 15, 1999 (SEC
                File No. 000-24025) and incorporated herein by reference.
  10.38    --   Employment Agreement dated as of December 15, 1999 between
                Robert M. Dodge and the Company, filed as Exhibit 10.42 to the Registrant's Form 10-K dated March 29, 2000 (SEC File
                No. 000-24025) and incorporated herein by reference.
  10.39    --   Lease Agreement dated August 17, 1998 between HP Aviation,
                Inc. and the Company, filed as Exhibit 10.43 to the
                Registrant's Form 10-K dated March 29, 2000 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.40    --   Agreement dated December 22, 1998 between Marshall B. Hunt and William E. Peterson, Jr. and the Company, filed as
                Exhibit 10.44 to the Registrant's Form 10-K dated March 29,
                2000 (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.41    --   Third Amendment to Amended and Restated Credit Agreement and
                Waiver, dated as of March 29, 2000, by and among the
                Company, the Lenders referred to therein and Banc of America
                Commercial Finance Corporation, as Agent, filed as Exhibit
                10.1 to the Registrant's Form 10-Q dated May 15, 2000 (SEC
                File No. 000-24025) and incorporated herein by reference.
  10.42    --   Loan Agreement, dated as of June 6, 2000, by and among the
                Company, Marshall B. Hunt and Hunt Family Investments,
                L.L.L.P., filed as Exhibit 10.1 to the Registrant's Form
                10-Q dated August 14, 2000 (SEC File No. 000-24025) and
                incorporated herein by reference.
  10.43    --   Revolving Credit Note, dated as of July 1, 2000, by the
                Company in favor of Bank of America, N.A., filed as Exhibit
                10.2 to the Registrant's Form 10-Q dated August 14, 2000
                (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.44    --   Bridge Loan Note, dated as of July 1, 2000, by the Company in favor of Bank of America, N.A., filed as Exhibit 10.3 to the Registrant's Form 10-Q dated August 14, 2000 (SEC File
                No. 000-24025) and incorporated herein by reference.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
  10.45    --   Pledge and Assignment of Note and Collateral, dated as of
                June 6, 2000, by and between the Company and Banc of America
                Commercial Finance Corporation, as Agent for the Lenders
                referred to therein, filed as Exhibit 10.4 to the
                Registrant's Form 10-Q dated August 14, 2000 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.46    --   Promissory Note, dated as of June 6, 2000, by Marshall B.
                Hunt and Hunt Family Investments, L.L.L.P. in favor of the
                Company, filed as Exhibit 10.5 to the Registrant's Form 10-Q dated August 14, 2000 (SEC File No. 000-24025) and
                incorporated herein by reference.
  10.47    --   Pledge Agreement, dated as of June 6, 2000, between Marshall
                B. Hunt and the Company, filed as Exhibit 10.6 to the
                Registrant's Form 10-Q dated August 14, 2000 (SEC File No.
                000-24025) and incorporated herein by reference.
  10.48    --   Pledge Agreement, dated as of June 6, 2000, between Hunt
                Family Investments, L.L.L.P. and the Company, filed as
                Exhibit 10.7 to the Registrant's Form 10-Q dated August 14,
                2000 (SEC File No. 000-24025) and incorporated herein by
                reference.
  10.49    --   Fourth Amendment to Amended and Restated Credit Agreement,
                dated as of June 6, 2000, by and among the Company, the
                Lenders referred to therein and Banc of America Commercial
                Finance Corporation, as Agent, filed as Exhibit 10.2 to the
                Registrant's Form 8-K dated August 18, 2000 (SEC File Number
                000-24025) and incorporated herein by reference.
  10.50    --   Letter Agreement, dated as of June 6, 2000, between the
                Company and Banc of America Commercial Finance Corporation,
                filed as Exhibit 10.3 to the Registrant's Form 8-K dated
                August 18, 2000 (SEC File Number 000-24025) and incorporated herein by reference.
  10.51    --   Fifth Amendment to Amended and Restated Credit Agreement and
                Waiver, dated as of August 14, 2000, by and among the
                Company, Horizon Acquisition Corp., Strato/Infusaid, Inc.,
                Stepic Corporation the Lenders referred to therein and Bank of America, as Agent, filed as Exhibit 10.1 to the
                Registrant's Form 8-K dated August 18, 2000 (SEC File Number
                000-24025) and incorporated herein by reference.
  10.52    --   Asset Purchase Agreement by and between the Company and
                Ideas for Medicine, Inc., dated October 9, 2000, filed as
                Exhibit 2.1 to the Registrant's Form 8-K, dated October 24,
                2000 (SEC File Number 000-24025) and incorporated herein by reference. Pursuant to Item 601(b) of Regulation S-K, the
                Company has omitted certain Schedules and Exhibits to the
                Asset Purchase Agreement (all of which are listed therein)
                from this Exhibit.
  10.53    --   Settlement Agreement dated March 29, 2001 between the
                Company, Steven Picheny and Howard Fuchs, filed as Exhibit
                10.57 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 2000, dated April 2, 2001 (SEC File
                No. 001-15459) and incorporated herein by reference.
  10.54    --   Note Purchase Agreement among the Company, ComVest Venture
                Partners L.P. and certain Additional Note Purchasers dated
                March 1, 2002.
  10.55    --   Voting Agreement among the Company, ComVest Venture
                Partners, L.P., Marshall B. Hunt, William E. Peterson, Jr.
                and Hunt Family Investments L.L.L.P., dated March 1, 2002.
  10.56    --   Securityholders Agreement among the Company, ComVest Venture
                Partners L.P., Medtronic, Inc., and certain shareholders,
                dated March 16, 2002.
  10.57    --   Senior Subordinated Convertible Note payable by the Company to ComVest Venture Partners, L.P., dated March 16, 2002.
  10.58    --   Senior Subordinated Convertible Note payable by the Company to Medtronic, Inc., dated March 16, 2002.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
  10.59    --   Form of Senior Subordinated Convertible Note payable by the
                Company to certain additional parties, dated March 16, 2002.
  10.60    --   Junior Subordinated Promissory Note payable by ComVest
                Venture Partners, L.P. to Bank of America, dated March 15,
                2002 and assumed by the Company on March 15, 2002.
  10.61    --   Securities Pledge Agreement among the Company, Marshall B.
                Hunt and Hunt Family Investments, L.L.L.P., dated March 16,
                2002.
  10.62    --   Loan and Security Agreement between the Company and Standard
                Federal Bank National Association acting by and through
                LaSalle Business Credit, Inc., as its agent, dated March 18,
                2002.
  10.63    --   Warrant, dated March 18, 2002, granted by the Company to
                Standard Federal Bank National Association, acting by and
                through LaSalle Business Credit, Inc. as its agent, which
                grants the right to purchase 0.6% of the Company's common
                stock outstanding at a price of $0.01 per share until March
                18, 2012.
  10.64    --   Warrant, dated March 18, 2002, granted by the Company to
                Standard Federal Bank National Association, acting by and
                through LaSalle Business Credit, Inc. as its agents, which grants the right to purchase 0.9% of the Company's common
                stock outstanding at a price of $0.01 per share until March
                18, 2012.
  10.65    --   Employment Agreement between the Company and Marshall B.
                Hunt, dated March 16, 2002.
  10.66    --   Non-Qualified Stock Option Agreement between the Company and
                Marshall B. Hunt, dated March 15, 2002, for the purchase of
                1,000,000 shares of the Company's common stock at an option price of $0.45 per share.
  10.67    --   Non-Qualified Stock Option Agreement between the Company and
                Marshall B. Hunt, dated March 15, 2002, for the purchase of
                2,500,000 shares of the Company's common stock at an option price of $0.45 per share.
  10.68    --   Employment Agreement between the Company and William E.
                Peterson, Jr., dated March 16, 2002.
  10.69    --   Non-Qualified Stock Option Agreement between the Company and
                William E. Peterson, Jr., dated March 15, 2002, for the
                purchase of 1,000,000 shares of the Company's common stock at an option price of $0.45 per share.
  10.70    --   Copromotion Agreement between the Company and Medtronic,
                Inc., dated March 15, 2002.
  10.71    --   Agreement between the Company, Steven Picheny and Howard
                Fuchs, dated March 14, 2002.
  21.1     --   Subsidiaries of the Company, filed as Exhibit 27.1 to the
                Registrant's Form 10-K dated March 31, 1999 (SEC File No.
                000-24025) and incorporated herein by reference.

(b) Reports on Form 8-K

    No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                     SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2002.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of April, 2002.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ MARSHALL B. HUNT                   Chairman of the Board and Chief Executive
-----------------------------------------------------    Officer
                  Marshall B. Hunt                       (Principal Executive Officer)

            /s/ WILLIAM E. PETERSON, JR.               President and Director
-----------------------------------------------------    (Principal Financial Officer)
              William E. Peterson, Jr.

               /s/ JULIE F. LANCASTER                  Vice President -- Finance
-----------------------------------------------------    (Principal Accounting Officer)
                 Julie F. Lancaster

               /s/ H. ROSS ARNOLD III                  Director
-----------------------------------------------------
                 H. Ross Arnold III

                /s/ ROBERT J. SIMMONS                  Director
-----------------------------------------------------
                  Robert J. Simmons

               /s/ A. GORDON TUNSTALL                  Director
-----------------------------------------------------
                 A. Gordon Tunstall

                  /s/ ROBERT TUCKER                    Director
-----------------------------------------------------
                    Robert Tucker

                   /s/ LEE PROVOW                      Director
-----------------------------------------------------
                     Lee Provow

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Horizon Medical Products, Inc. and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, changes in shareholders' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Horizon Medical Products, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company's senior loan agreement requires compliance with certain financial covenants the compliance with which cannot be objectively determined. This matter raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
February 26, 2002, except for Notes 6, 9, 12 and 17,
as to which the date is April 15, 2002

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                  2000            2001
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $    537,954    $  2,772,888
  Accounts receivable -- trade (net of allowance for
     doubtful accounts of $1,535,891 and $916,493 as of
     December 31, 2000 and 2001, respectively)..............    14,452,768      10,052,052
  Inventories...............................................    20,721,483      15,836,795
  Prepaid expenses and other current assets.................     1,306,043       1,570,223
  Income tax receivable.....................................     1,903,802
                                                              ------------    ------------
          Total current assets..............................    38,922,050      30,231,958
Property and equipment, net.................................     5,680,473       2,723,896
Intangible assets, net......................................    41,902,486      38,229,639
Other assets................................................       222,408         162,047
                                                              ------------    ------------
          Total assets......................................  $ 86,727,417    $ 71,347,540
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft............................................  $    609,176
  Accounts payable -- trade.................................     8,897,350    $  9,090,686
  Accrued salaries and commissions..........................       178,408         341,788
  Accrued interest..........................................       814,150         256,106
  Other accrued expenses....................................     1,733,737       1,317,193
  Current portion of long-term debt.........................    11,430,228      40,585,159
                                                              ------------    ------------
          Total current liabilities.........................    23,663,049      51,590,932
Long-term debt, net of current portion......................    40,597,750       1,354,703
Other liabilities...........................................       134,558         119,761
                                                              ------------    ------------
          Total liabilities.................................    64,395,357      53,065,396
                                                              ------------    ------------
Commitments and contingent liabilities (Notes 11, 12, and
  14)
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized,
  none issued and outstanding
Common stock, $.001 par value per share; 50,000,000 shares
  authorized, 13,366,278 shares issued and outstanding......        13,366          13,366
Additional paid-in capital..................................    51,826,125      52,086,125
Shareholders' notes receivable..............................    (1,428,939)       (615,940)
Accumulated deficit.........................................   (28,078,492)    (33,201,407)
                                                              ------------    ------------
          Total shareholders' equity........................    22,332,060      18,282,144
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $ 86,727,417    $ 71,347,540
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                          1999           2000          2001
                                                       -----------   ------------   -----------
Net sales............................................  $75,370,657   $ 63,335,239   $59,066,789
Cost of goods sold...................................   48,010,817     46,722,112    38,746,587
                                                       -----------   ------------   -----------
          Gross profit...............................   27,359,840     16,613,127    20,320,202
Selling, general and administrative expenses.........   20,146,901     20,093,406    20,913,497
Impairment charge (Note 14)..........................                  12,086,334
                                                       -----------   ------------   -----------
          Income (loss) from operations..............    7,212,939    (15,566,613)     (593,295)
                                                       -----------   ------------   -----------
Other income (expense):
  Interest expense, net..............................   (4,140,134)    (5,296,852)   (4,597,395)
  Other income.......................................       99,038         31,703        67,775
                                                       -----------   ------------   -----------
                                                        (4,041,096)    (5,265,149)   (4,529,620)
                                                       -----------   ------------   -----------
          Income (loss) before income taxes..........    3,171,843    (20,831,762)   (5,122,915)
Income tax provision (benefit).......................    1,506,625     (1,071,184)
                                                       -----------   ------------   -----------
          Net income (loss)..........................  $ 1,665,218   $(19,760,578)  $(5,122,915)
                                                       ===========   ============   ===========
Net income (loss) per share -- basic and diluted.....  $       .12   $      (1.48)  $      (.38)
                                                       ===========   ============   ===========
Weighted average common shares outstanding --basic...   13,366,278     13,366,278    13,366,278
                                                       ===========   ============   ===========
Weighted average common shares
  outstanding -- diluted.............................   13,372,571     13,366,278    13,366,278
                                                       ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                               NUMBER               ADDITIONAL    SHAREHOLDERS'
                                 OF       COMMON      PAID-IN         NOTES       ACCUMULATED
                               SHARES      STOCK      CAPITAL      RECEIVABLE       DEFICIT         TOTAL
                             ----------   -------   -----------   -------------   ------------   ------------
Balance, December 31,
  1998.....................  13,366,278   $13,366   $51,826,125    $  (425,553)   $ (9,983,132)  $ 41,430,806
Net increase in
  shareholders' notes
  receivable...............                                            (27,028)                       (27,028)
Net income.................                                                          1,665,218      1,665,218
                             ----------   -------   -----------    -----------    ------------   ------------
Balance, December 31,
  1999.....................  13,366,278    13,366    51,826,125       (452,581)     (8,317,914)    43,068,996
Net increase in
  shareholders' notes
  receivable...............                                           (976,358)                      (976,358)
Net loss...................                                                        (19,760,578)   (19,760,578)
                             ----------   -------   -----------    -----------    ------------   ------------
Balance, December 31,
  2000.....................  13,366,278    13,366    51,826,125     (1,428,939)    (28,078,492)    22,332,060
Net decrease in
  shareholders' notes
  receivable...............                                            812,999                        812,999
Issuance of warrant (Note
  6).......................                             260,000                                       260,000
Net loss...................                                                         (5,122,915)    (5,122,915)
                             ----------   -------   -----------    -----------    ------------   ------------
Balance, December 31,
  2001.....................  13,366,278   $13,366   $52,086,125    $  (615,940)   $(33,201,407)  $ 18,282,144
                             ==========   =======   ===========    ===========    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                         1999           2000           2001
                                                      -----------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).................................  $ 1,665,218   $(19,760,578)  $ (5,122,915)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
     Provision for doubtful accounts................      585,496      1,341,951        554,962
     Loss on disposal of fixed assets...............        4,750         83,850
     Depreciation expense...........................      766,063        902,086        883,510
     Amortization expense...........................    2,907,011      2,870,373      2,706,905
     Amortization of discount.......................                      40,460         41,370
     Impairment charge..............................                  12,086,334
     Deferred income taxes, net change..............      359,956        339,360
     Non-cash increase in notes
       receivable -- shareholders...................      (27,028)       (76,358)       (87,001)
     Changes in operating assets and liabilities,
       net:
       Accounts receivable -- trade.................   (1,751,464)     2,985,667      3,845,754
       Inventories..................................     (440,172)     1,956,662      1,604,540
       Prepaid expenses and other assets............      474,344         71,587        391,745
       Income tax receivable........................   (2,296,528)      (950,747)     1,903,802
       Accounts payable -- trade....................   (3,913,485)     3,035,415        193,336
       Accrued expenses and other liabilities.......     (748,230)       (68,898)      (557,102)
                                                      -----------   ------------   ------------
          Net cash (used in) provided by operating
            activities..............................   (2,414,069)     4,857,164      6,358,906
                                                      -----------   ------------   ------------
Cash flows from investing activities:
  Cash proceeds from sale of IFM....................                                  2,250,500
  Capital expenditures..............................     (369,339)      (385,297)      (283,109)
  Short-term bridge loan to shareholder.............                    (900,000)
  Payment of short-term bridge loan by
     shareholder....................................                                    474,390
  Change in other nonoperating assets, net..........      (84,159)
  Additional payment related to acquisition.........   (1,400,000)
                                                      -----------   ------------   ------------
          Net cash (used in) provided by investing
            activities..............................   (1,853,498)    (1,285,297)     2,441,781
Cash flows from financing activities:
  Debt issuance costs...............................                                   (179,214)
  Change in cash overdraft..........................                     609,176       (609,176)
  Proceeds from issuance of long-term debt..........    2,906,000     20,745,642     63,729,884
  Principal payments on long-term debt..............   (2,879,221)   (26,380,158)   (69,507,247)
                                                      -----------   ------------   ------------
          Net cash provided by (used in) financing
            activities..............................       26,779     (5,025,340)    (6,565,753)
                                                      -----------   ------------   ------------
          Net (decrease) increase in cash and cash
            equivalents.............................   (4,240,788)    (1,453,473)     2,234,934
Cash and cash equivalents, beginning of year........    6,232,215      1,991,427        537,954
                                                      -----------   ------------   ------------
Cash and cash equivalents, end of year..............  $ 1,991,427   $    537,954   $  2,772,888
                                                      ===========   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid for interest............................  $ 4,001,207   $  4,357,778   $  5,698,423
                                                      ===========   ============   ============
  Cash paid and (received) for taxes, net of cash
     refunds received...............................  $ 3,536,799   $   (241,593)  $     51,818
                                                      ===========   ============   ============

See Notes 13 and 14 for additional supplemental disclosures of cash flow information.

  The accompanying notes are an integral part of these consolidated financial statements.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

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

     The Company has reviewed the requirements of Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, as amended, and believes its existing accounting policies are consistent with the guidance provided in the SAB.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Cash Overdraft. As further discussed in Note 6, the Company's lender has instituted a sweep arrangement related to the Company's lockbox. As a result of maintaining the sweep arrangement with its lender and the timing of the Company's request for funds, the Company periodically incurs book cash overdrafts. Such overdrafts are included in current liabilities.

     Inventories. Raw materials, work in process, purchased finished goods, and manufactured finished goods are stated at the lower of cost or market using the first-in, first-out method for determining costs. Standard cost, which approximates actual cost, is used to value work in process and manufactured finished goods. Standard cost includes direct labor, raw materials, and manufacturing overhead.

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

     In accordance with Accounting Principles Board Opinion ("APB") No. 17, Intangible Assets, the recoverability of goodwill not identified with assets subject to an impairment loss is reviewed for impairment, on an acquisition by acquisition basis, whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future discounted cash flows for the applicable acquisition. The Company believes this discounted cash flow approach approximates fair market value. During the year ended December 31, 2000, the Company recognized such a loss related to the write down of certain assets (see Note 14). There were no such losses recognized during the years ended December 31, 1999 or 2001.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supercedes APB No. 17 and requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level; 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. As of December 31, 2001, the Company has goodwill and other intangible assets of $38.2 million and has recognized amortization expense of approximately $2.7 million during the year ended December 31, 2001. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company recognized an estimated impairment loss of approximately $6.3 million related to its manufacturing reporting unit. In addition, the Company ceased amortization of its goodwill. The Company's goodwill amortization was approximately $1.3 million during the year ended December 31, 2001. See Note 5 for the Company's expected future amortization charges after adoption of SFAS No. 142.

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

     In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as well as certain other accounting standards, establishes a single accounting model based on framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, including segments of a business accounted for as discontinued operations. The impact of adopting SFAS No. 144 is not expected to be material to the Company's financial statements.

     Research and Development. Research and development costs are charged to expense as incurred and were approximately $125,200 during the year ended December 31, 2001. The Company did not incur research and development costs during the years ended December 31, 1999 or 2000.

     Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax conse-

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES quences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

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

     Derivative Financial Instruments. Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. The Company does not hold derivative instruments or engage in hedging activities.

     Financial Instruments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the long-term debt approximates fair value because primarily all of the underlying instruments are at variable interest rates which reprice frequently. The standby letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The fair value of these standby letters of credit approximates contract values.

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

     Reclassifications. Certain reclassifications have been made to the previous years' consolidated financial statements in order to make them comparable to the current year's presentation. These reclassifications had no impact on previously reported shareholders' equity, net income (loss) or cash flows (used in) provided by operating activities.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     Other Recently Issued Accounting Standards. In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 supercedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The Company does not expect the adoption of SFAS No. 141 to have a material impact on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("ARO"), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The impact of SFAS No. 143 is not expected to be material to the Company's consolidated financial statements.

3. INVENTORIES

     A summary of inventories as of December 31 is as follows:

                                                                2000          2001
                                                             -----------   -----------
Raw materials..............................................  $ 4,013,959   $ 3,413,158
Work in process............................................    3,706,925     1,211,437
Finished goods.............................................   17,805,996    14,666,961
                                                             -----------   -----------
                                                              25,526,880    19,291,556
  Less inventory reserves..................................   (4,805,397)   (3,454,761)
                                                             -----------   -----------
                                                             $20,721,483   $15,836,795
                                                             ===========   ===========

4. PROPERTY AND EQUIPMENT

     A summary of property and equipment as of December 31 is as follows:

                                                                2000          2001
                                                             -----------   -----------
Building and improvements..................................  $ 4,266,555   $ 1,905,826
Office equipment...........................................    1,891,362     2,204,558
Plant equipment............................................    1,895,275     1,656,908
Transportation equipment...................................      131,560       131,560
                                                             -----------   -----------
                                                               8,184,752     5,898,852
  Less accumulated depreciation............................   (2,504,279)   (3,174,956)
                                                             -----------   -----------
                                                             $ 5,680,473   $ 2,723,896
                                                             ===========   ===========

     As of December 31, 2000 and 2001, the Company had capitalized computer software costs of approximately $117,000 and $34,000, respectively. Depreciation expense associated with capitalized computer software costs was approximately $55,000, $6,600, and $39,300 during each of the three years in the period ended December 31, 2001, respectively.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

5. INTANGIBLE ASSETS

     A summary of intangible assets as of December 31 is as follows:

                                                                2000          2001
                                                             -----------   -----------
Indefinite lived intangible assets:
  Goodwill.................................................  $37,924,276   $36,634,043
  Less accumulated amortization............................   (3,519,552)   (4,888,687)
                                                             -----------   -----------
                                                              34,404,724    31,745,356
                                                             -----------   -----------
Amortizable intangible assets:
  Patents..................................................    8,218,000     8,218,000
  Non-compete and consulting agreements....................    2,100,592     2,100,592
  Debt issuance costs......................................      297,917       797,073
  Other....................................................      368,253       368,253
                                                             -----------   -----------
                                                              10,984,762    11,483,918
  Less accumulated amortization............................   (3,487,000)   (4,999,635)
                                                             -----------   -----------
                                                               7,497,762     6,484,283
                                                             -----------   -----------
                                                             $41,902,486   $38,229,639
                                                             ===========   ===========

     As discussed in Note 2, the Company adopted SFAS No. 142 on January 1, 2002. The expected amortization charges related to the amortizable intangible assets are as follows for the years ended December 31:

2002........................................................   $  938,905
2003........................................................      684,008
2004........................................................      656,180
2005........................................................      635,022
2006........................................................      622,061
Thereafter..................................................    2,948,107
                                                               ----------
                                                               $6,484,283
                                                               ==========

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

6. LONG-TERM DEBT

     As of December 31, long-term debt consists of the following:

                                                                2000          2001
                                                             -----------   -----------
BofA Credit Facility, including acquisition obligations
  supported by letters of credit...........................  $45,448,700   $40,127,913
Note payable for the purchase of IFM, less unamortized
  discount of $411,380 as of December 31, 2000.............    5,286,045
Notes payable for the second and third additional Stepic
  purchase payments, bearing interest at a fixed rate of
  11%, interest and principal payable as described in Note
  12.......................................................    1,161,042     1,687,764
Miscellaneous notes payable, bearing interest at fixed
  rates ranging from .90% to 8.25%, requiring monthly
  payments of principal and interest, and maturing at
  various dates through January 2004.......................       49,891        64,800
Miscellaneous capital lease obligations for office
  equipment, requiring monthly payments ranging from $632
  to $1,362, bearing interest at rates ranging from 7.65%
  to 9.25%, and maturing at various dates through 2005.
  These obligations are collateralized by equipment with a
  net book value of approximately $102,600 and $67,800 as
  of December 31, 2000 and 2001, respectively..............       82,300        59,385
                                                             -----------   -----------
                                                              52,027,978    41,939,862
Less current portion.......................................   11,430,228    40,585,159
                                                             -----------   -----------
                                                             $40,597,750   $ 1,354,703
                                                             ===========   ===========

     As a result of the Recapitalization discussed in Note 17, the BofA Credit Facility and the Forbearance Agreement (each as defined below) and all subsequent amendments were terminated. Because those agreements were significant to the capitalization of the Company in 2001, the terms of those agreements are summarized below:

     Effective March 30, 2001, the Company entered into a Forbearance Agreement (as amended, the "Forbearance Agreement") and a First Amendment to Forbearance Agreement with Bank of America, N.A. ("Bank of America") wherein Bank of America agreed to forbear from exercising its rights and remedies allowed under a $50 million amended and restated credit facility (the "BofA Credit Facility") due to certain defaults. The Company was in default at that time for violating certain restrictive covenants and for failing to make principal payments when due. All of the defaults were foreborne as provided for in the Forbearance Agreement, and revised restrictive covenants were set. By September 30, 2001, the Company was in default under the Forbearance Agreement for failing to comply with several of the revised covenants, including minimum net worth, debt service coverage, leverage and minimum EBITDA.

     Effective October 15, 2001, the Company entered into a Second Amendment to the Forbearance Agreement (the "Second Amendment"). The Second Amendment amended the terms of the Forbearance Agreement as follows: (i) changed the termination date of the Forbearance Agreement (the "Termination Date") from March 31, 2002 to January 15, 2002 (the period from March 30, 2001 through January 15, 2002 being defined as the "Forbearance Period"); (ii) required the Company to maintain a general operating account with Bank of America and restricted the use of funds in a calendar month to payments equal to or less than the monthly budget submitted to Bank of America; (iii) required the Company to pay accrued or unpaid interest on the BofA Note on the first day of each month beginning November 1, 2001 and each month thereafter during the Forbearance Period at the Bank of America Prime Rate plus 2.5% per annum; and (iv) added additional reporting requirements.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     The Second Amendment also amended the "Termination Events" as defined in the Forbearance Agreement to include the following: (i) the Company fails to execute and deliver or to cause the Company's Chief Executive Officer (the "CEO") and related entity to execute and deliver within ten days from the effective date of the Second Amendment a pledge to Bank of America of all the stock owned by the CEO and documentation to amend the current pledge agreement between the CEO, an affiliate and the Company; (ii) the Company fails to engage and hire within five days from the effective date of the Second Amendment competent crisis and turn around management and a new Chief Executive Officer to report directly to the independent members of the Company's Board of Directors;
(iii) the Company fails to provide Bank of America within five days from the effective date of the Second Amendment a copy of resolutions confirming the resignation of the CEO as an officer and director of the Company and that no further salary or bonuses shall be paid to the CEO; (iv) the Company fails to make efforts to refinance the amounts outstanding under the BofA Credit Facility and fails to provide weekly status reports; (v) on or before December 15, 2001, the Company fails to provide Bank of America evidence that the Company has engaged an investment banking firm to begin marketing the sale of the assets of the Company if the amounts outstanding under the BofA Credit Facility are not paid off by the Termination Date; or (vi) the Company fails to execute and deliver to Bank of America within 24 hours of Bank of America's request a consent order consenting to the appointment of a Receiver in the event of a Termination Event, as defined.

     In addition, the Second Amendment reduced the Working Capital Sublimit under the BofA Credit Facility to $5,000,000 and limited the Working Capital Loan to the smaller of the Working Capital Sublimit or an amount equal to the Borrowing Base, as defined in the BofA Credit Facility. The Second Amendment also amended several of the financial covenants previously contained in the Forbearance Agreement.

     The Forbearance Agreement provided for the payment of Excess Cash Flow, as defined in the BofA Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2001. In addition, the Forbearance Agreement required an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company's sale of the Ideas for Medicine business ("IFM") (see Note 14).

     The Forbearance Agreement further required payments of $300,000 each on a short-term bridge loan (the "BofA Bridge Loan") on May 31, 2001, August 31, 2001, and November 30, 2001. The proceeds of the BofA Bridge Loan were used to fund a short-term bridge loan to the Company's Chairman of the Board, CEO, and largest shareholder (the "Shareholder Bridge Loan") (see Note 11). The Company received approximately $474,000 from the CEO as payment on the Shareholder Bridge Loan and paid that amount to reduce the amount outstanding under the BofA Bridge Loan. In addition, the CEO paid approximately $426,000 directly to Bank of America, which was applied against the BofA Bridge Loan (and which the Company applied to the Shareholder Bridge Loan).

     The Forbearance Agreement also provided for a forbearance and restructuring fee of $10,000 plus related expenses and interest at the rate then in effect plus 6% upon a Termination Event, as defined in the Forbearance Agreement.

     As permitted under the BofA Credit Facility and BofA Bridge Loan documents, Bank of America instituted a sweep arrangement whereby funds collected in the Company's lockbox accounts were swept periodically into a Bank of America account and applied against the outstanding loan under the BofA Credit Facility. The financial institutions which held such accounts were notified by Bank of America that such lockbox arrangements had been instituted, and the Company's right to withdraw, transfer or pay funds from the accounts had been terminated. The Company periodically applied to receive additional loans under the Working Capital Loans under the BofA Credit Facility to the extent such loan had been paid down under the lockbox arrangement.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     In connection with the Forbearance Agreement, the Company issued a warrant to Bank of America to acquire 435,157 shares of the Company's common stock for $.05 per share. The warrant was exercisable by Bank of America during a three-year period without regard to the status of the BofA Credit Facility or the BofA Bridge Loan. The Company recorded the estimated fair value of the warrant as of April 2001 of $260,000, determined using the Black-Scholes Model (using weighted average assumptions as follows: dividend yield of 0%, expected life of five years, expected volatility of 107.6% and a risk free interest rate of 4.44%) as a deferred cost which was being amortized over the Forbearance Period. As discussed in Note 17, the warrant was terminated in connection with the Recapitalization.

     The Forbearance Agreement also required the Company to hire on or before June 30, 2001 a new chief operating officer, restricted the repayment of principal debt to junior lien holders, and to either (i) sell the assets of IFM or (ii) obtain an agreement from the seller of the IFM business to defer all payments under the related promissory note through the Termination Date (see
Note 14 regarding the sale of the IFM business.) The Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and the Company has not hired a replacement as of December 31, 2001.

     On December 15, 2001, the Company entered into a third amendment to the Forbearance Agreement under which Bank of America consented to the increase in payments of $8,000 per month to certain former shareholders of Stepic Corporation ("Stepic") (see Note 12).

     In January 2002, the Company entered into a fourth amendment to Forbearance Agreement with Bank of America, pursuant to which Bank of America agreed to extend the Forbearance Period until March 15, 2002 (the "Expiration Date") in order for the Company to consider its strategic alternatives. The Company subsequently effected the Recapitalization as discussed in Note 17.

     As of December 31, 2000 and 2001, $2,561,661 and $3,465,874, respectively, was outstanding under the Working Capital Loans, and $39,443,039 and $36,518,039, respectively, was outstanding under the Acquisition Loans, each as defined in the BofA Credit Facility. No funds were available for borrowing under the BofA Credit Facility as of December 31, 2001, except as may be available under the sweep arrangement described below. Also, $900,000 was outstanding under the BofA Bridge Loan as of December 31, 2000. In addition, the Company had outstanding standby letters of credit of $2,544,000 and $144,000 as of December 31, 2000 and 2001, respectively. These letters of credit, which have terms through January 2002, collateralize the Company's obligations to third parties in connection with an acquisition (see Note 12).

     Effective March 30, 2001, through the Termination Date of the Forbearance Agreement, the BofA Credit Facility bore interest at the Bank of America prime rate plus 2.5% per annum. As of December 31, 2001, the Company's interest rate on the BofA Credit Facility was approximately 7.25%. As of December 31, 2000, the BofA Credit Facility bore interest, at the option of the Company, at the Index Rate or Adjusted LIBOR, as defined in the BofA Credit Facility, plus an applicable margin ranging from 3.5% to 4.5%. The applicable margin applied was based on the Company's leverage ratio, as defined in the BofA Credit Facility. As of December 31, 2000, the Company's interest rate on the BofA Credit Facility was based on the Index Rate with a resulting rate of approximately 11%. The BofA Bridge Loan bore interest, at the option of the Company, at the Index Rate or Adjusted LIBOR, as defined in the BofA Bridge Loan documents, plus 4.5%. As of December 31, 2000, the Company's interest rate on the BofA Bridge Loan was based on the Index Rate with a resulting rate of approximately 11.32%.

     The BofA Credit Facility called for an unused commitment fee payable quarterly, in arrears, at a rate of .375% per annum, as well as a letter of credit fee payable quarterly, in arrears, at a rate of 2% per annum. Both fees were based on a defined calculation in the agreement. In addition, the BofA Credit Facility required an administrative fee in the amount of $30,000 to be paid annually.

     The Company's obligations under the BofA Credit Facility were collateralized by liens on substantially all of the Company's assets, including inventory, accounts receivable and general intangibles as well as a pledge of

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES the stock of the Company's subsidiaries. The Company's obligations under the BofA Credit Facility were also guaranteed individually by each of the Company's subsidiaries (the "Guarantees"). The obligations of such subsidiaries under the Guarantees were collateralized by liens on substantially all of their respective assets, including inventory, accounts receivable and general intangibles. The Company's obligation under the Bridge Loan was collateralized by the pledge of 2,813,943 shares of the Company's common stock beneficially owned by the CEO and an affiliate, and by the collateral previously pledged by the Company to Bank of America under the BofA Credit Facility.

     As of December 31, 2000, the Company had a promissory note (the "Note") outstanding in the approximate amount of $5.3 million in connection with the October 9, 2000 purchase of IFM. On March 30, 2001, the Company sold the assets of IFM (see Note 14). In connection with the sale, the Buyer assumed the Note, and the Company has no further obligations under this Note.

     Future maturities of long-term debt outstanding as of December 31, 2001 are as follows:

2002........................................................   $40,585,159
2003........................................................       395,735
2004........................................................       413,314
2005........................................................       432,961
2006........................................................       112,693
                                                               -----------
                                                               $41,939,862
                                                               ===========

     The Company's long term debt was refinanced in a recapitalization transaction in March 2002. See Note 17.

7. INCOME TAXES

     The components of the income tax provision (benefit) consist of the following for the years ended December 31:

                                                    1999         2000          2001
                                                 ----------   -----------   -----------
Current:
  Federal......................................  $  732,556   $(1,410,544)
  State........................................     251,427
                                                 ----------   -----------
                                                    983,983    (1,410,544)
Deferred tax provision (benefit)...............     522,642    (7,255,717)  $(2,001,393)
                                                 ----------   -----------   -----------
                                                  1,506,625    (8,666,261)   (2,001,393)
Change in valuation allowance..................                 7,595,077     2,001,393
                                                 ----------   -----------   -----------
                                                 $1,506,625   $(1,071,184)  $         0
                                                 ==========   ===========   ===========

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities as of December 31, 2000 and 2001 are comprised of the following:

                                                                2000          2001
                                                             -----------   -----------
Gross deferred tax assets:
  Allowance for doubtful accounts and returns..............  $   935,315   $   385,294
  Inventory and inventory reserve..........................    2,249,736     1,681,929
  Basis differences of intangible assets...................    5,730,083     1,395,519
  Basis differences of property and equipment..............       62,525       132,100
  State net operating losses...............................      433,497     1,949,036
  Federal net operating loss...............................                  6,341,362
                                                             -----------   -----------
          Gross deferred tax assets........................    9,411,156    11,885,240
                                                             -----------   -----------
Gross deferred tax liabilities:
  Basis differences of intangible assets...................   (1,779,591)   (2,288,770)
  Basis differences of property and equipment..............      (36,488)
                                                             -----------   -----------
          Gross deferred tax liabilities...................   (1,816,079)   (2,288,770)
                                                             -----------   -----------
  Valuation allowance for net deferred tax assets..........   (7,595,077)   (9,596,470)
                                                             -----------   -----------
          Net deferred tax assets..........................  $         0   $         0
                                                             ===========   ===========

     The Company has net operating losses ("NOL") for federal and state income tax reporting purposes of approximately $18,651,000. These NOLs have expiration dates through fiscal year 2021.

     A valuation allowance has been recorded against all deferred tax assets as of December 31, 2000 and 2001 as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.

     The provision (benefit) for income taxes differs from the amount which would be computed by applying the federal statutory rate of 34% to income (loss) before income taxes as indicated below:

                                                    1999         2000          2001
                                                 ----------   -----------   -----------
Income tax provision (benefit) at statutory
  federal income tax rate......................  $1,078,426   $(7,082,799)  $(1,741,791)
Increase (decrease) resulting from:
  Non-deductible meals and entertainment
     expense...................................      38,110        42,635        41,138
  State income taxes...........................     253,952    (1,762,147)     (436,788)
  Non-deductible amortization of goodwill......     136,137       136,050       136,048
  Change in valuation allowance................                 7,595,077     2,001,393
                                                 ----------   -----------   -----------
          Income tax provision (benefit).......  $1,506,625   $(1,071,184)  $         0
                                                 ==========   ===========   ===========

8. PREFERRED STOCK

     The Company has 5,000,000 shares of preferred stock authorized for issuance. The preferences, powers, and rights of the preferred stock are to be determined by the Company's Board of Directors. None of these shares is issued and outstanding.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

9. STOCK-BASED COMPENSATION

     During 1998, the Company's Board of Directors approved the Stock Incentive Plan for key employees and outside directors (the "Incentive Plan") which provides for the grant of incentive stock options, restricted stock, stock appreciation rights, or a combination thereof, as determined by the Compensation Committee of the Board of Directors. Only non-incentive stock options may be granted to outside directors under the Incentive Plan. Under the Incentive Plan, as amended, 1,400,000 shares of the Company's common stock have been reserved for issuance. In March 2002, the Board of Directors of the Company approved an increase in the number of shares authorized and reserved for issuance under the Incentive Plan to 6,000,000, subject to shareholder approval. Options under the Incentive Plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted.

     Transactions under the Incentive Plan are summarized as follows:

                                                                                         WEIGHTED
                                                                          RANGE OF       AVERAGE
                                                          NUMBER OF       EXERCISE       EXERCISE
                                                           OPTIONS         PRICES         PRICE
                                                          ---------   ----------------   --------
Options outstanding, December 31, 1998..................   184,850    $1.875 - $15.50    $14.04
  Granted...............................................   269,275    $2.688 - $ 7.00    $ 4.808
  Forfeited.............................................   (92,850)   $1.875 - $14.625   $ 6.33
                                                          --------
Options outstanding, December 31, 1999..................   361,275    $1.875 - $15.50    $ 9.14
  Granted...............................................   456,000    $0.440 - $ 2.125   $ 0.637
  Forfeited.............................................  (115,950)   $1.875 - $14.625   $ 9.473
                                                          --------
Options outstanding, December 31, 2000..................   701,325    $0.440 - $15.50    $ 3.557
  Granted...............................................   471,595    $0.450 - $1.090    $ 0.866
  Forfeited.............................................  (398,650)   $0.440 - $14.625   $ 2.409
                                                          --------
Options outstanding, December 31, 2001..................   774,270    $0.440 - $15.50    $ 2.507
                                                          ========

     The weighted average fair value of options granted during the three years in the period ended December 31, 2001 was $12.38, $3.63 and $0.54, respectively.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     The following table summarizes information about options outstanding as of December 31, 2001.

                                      OPTIONS OUTSTANDING
------------------------------------------------------------------------------------------------
                                            NUMBER           WEIGHTED AVERAGE          NUMBER
EXERCISE PRICE                            OUTSTANDING   REMAINING CONTRACTUAL LIFE   EXERCISABLE
--------------                            -----------   --------------------------   -----------
$ 0.440.................................    285,000                8.95                142,500
$ 0.450.................................     76,700                9.90
$ 0.500.................................     10,000                8.91                  2,500
$ 0.800.................................      3,000                9.09
$ 0.900.................................     20,000                9.78
$ 1.050.................................    120,000                9.42                 60,000
$ 1.090.................................     99,895                9.74
$ 1.875.................................      2,000                6.17                  1,500
$ 1.938.................................     25,000                8.30                 25,000
$ 3.375.................................     18,000                7.92                 12,000
$ 4.063.................................     13,250                7.67                  6,625
$ 6.250.................................      3,875                7.14                  1,938
$ 7.000.................................     12,000                7.04                  6,000
$13.750.................................      5,950                6.58                  4,463
$14.500.................................     68,200                6.67                 56,150
$14.625.................................      1,400                6.67                  1,050
$15.500.................................     10,000                6.67                 10,000
                                            -------                                    -------
                                            774,270                                    329,726
                                            =======                                    =======

     The Company applies APB No. 25 and related interpretations in accounting for the Incentive Plan. Accordingly, no compensation expense has been recognized by the Company for fixed stock option awards under the Incentive Plan. Had compensation expense for options granted under the Company's Incentive Plan been determined based on the fair value at the grant dates for awards under the Incentive Plan consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                   1999          2000          2001
                                                ----------   ------------   -----------
Net income (loss):
  As reported.................................  $1,665,218   $(19,760,578)  $(5,122,915)
  Pro forma...................................  $1,235,470   $(20,148,569)  $(5,509,142)
Net income (loss) per share -- basic and
  diluted:
  As reported.................................  $     0.12   $      (1.48)  $      (.38)
  Pro forma...................................  $     0.09   $      (1.51)  $      (.41)

     The pro forma amounts reflected above are not representative of the effects on reported net income (loss) in future years because, in general, the options granted have different vesting periods and additional awards may be made each year.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     The Company elected to use the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following weighted average assumptions were used to derive the fair values:

                                                  1999          2000          2001
                                               -----------   -----------   -----------
Dividend yield...............................           0%            0%            0%
Expected life (years)........................            7             7             5
Expected volatility..........................       97.10%       107.60%       112.20%
Risk free interest rate......................  4.46%-5.43%   5.28%-6.30%   2.32%-4.51%

     Subsequent to December 31, 2001, all of the Company's outstanding options became immediately vested under the terms of the Incentive Plan as a result of the Recapitalization discussed in Note 17. In addition, the Company granted additional options in connection with the Recapitalization.

10. EARNINGS (LOSS) PER SHARE

     A summary of the calculation of basic and diluted earnings per share ("EPS") for the years ended December 31, 1999, 2000, and 2001 is as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                                     ---------------------------------------
                                                     NET INCOME       SHARES       PER SHARE
                                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                     -----------   -------------   ---------
EPS -- basic.......................................  $1,665,218     13,366,278       $0.12
Effect of dilutive common shares:
  Stock options....................................                      6,293
                                                     ----------     ----------       -----
          EPS diluted..............................  $1,665,218     13,372,571       $0.12
                                                     ==========     ==========       =====

                                                     FOR THE YEAR ENDED DECEMBER 31, 2000
                                                   ----------------------------------------
                                                     NET LOSS        SHARES       PER SHARE
                                                   (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                   ------------   -------------   ---------
EPS -- basic and diluted.........................  $(19,760,578)   13,366,278      $(1.48)
                                                   ============    ==========      ======

                                                     FOR THE YEAR ENDED DECEMBER 31, 2001
                                                    ---------------------------------------
                                                     NET LOSS        SHARES       PER SHARE
                                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                    -----------   -------------   ---------
EPS -- basic and diluted..........................  $(5,122,915)   13,366,278       $(.38)
                                                    ===========    ==========       =====

     The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $5.09 for the year ended December 31, 1999.

     Options to purchase 228,275 shares of common stock and warrants to purchase 500,000 shares of common stock were outstanding as of December 31, 1999 but were not included in the computation of the 1999 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares. The options have exercise prices ranging from $5.75 to $15.50 and expire in 2008 and 2009. The warrants have an exercise price of $14.50 and expire as discussed in Note 11.

     Options to purchase 701,325 shares of common stock and warrants to purchase 500,000 shares of common stock were outstanding as of December 31, 2000 but were not included in the computation of the 2000 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $15.50 and expire in 2011. The warrants have an exercise price of $14.50 and expire as discussed in Note 11.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     Options to purchase 774,270 shares of common stock and warrants to purchase 435,157 shares of common stock were outstanding as of December 31, 2001 but were not included in the computation of the 2001 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $15.50 and expire in 2011. The warrants had an exercise price of $.05 per share and expiration date of June 19, 2004 (see Notes 6 and 17).

11. RELATED-PARTY TRANSACTIONS

     As discussed in Note 6, on June 6, 2000, the Company obtained the BofA Bridge Loan in the amount of $900,000, which was used to fund the Shareholder Bridge Loan to the Company's CEO. The Shareholder Bridge Loan required interest at either the Index Rate or adjusted LIBOR, as defined in the Shareholder Bridge Loan, plus 4.5% as elected by the CEO. As of December 31, 2000, the interest rate was based on the Index Rate with a resulting rate of approximately 11.32%. The Shareholder Bridge Loan and related accrued interest were recorded as contra-equity in the consolidated balance sheets and were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due under the BofA Bridge Loan, thereby causing the Company to default under the BofA Bridge Loan and the BofA Credit Facility (see Note 6). During 2001, the CEO paid the Shareholder Bridge Loan obligation of $900,000 as described in Note 6. Accrued interest of $49,330 and $109,303 related to the Shareholder Bridge Loan was outstanding as of December 31, 2000 and 2001, respectively and recorded as contra-equity.

     The Company has unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable in the amount of $337,837, plus accrued interest receivable of $141,772 and $168,800 as of December 31, 2000 and 2001, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997 and were amended in September 2001 to extend the maturity date from 2000 to December 31, 2002. The Company recognized interest income of $27,028 during each of the three years in the period ending December 31, 2001 related to the notes. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets. Subsequent to December 31, 2001, approximately $342,000 was paid to the Company by the CEO and the President in full settlement of their outstanding balances, which included accrued interest.

     The CEO and the President of the Company each owned a 50% interest in the capital stock of HP Aviation, Inc., an entity that provided the use of an airplane to the Company. During each of the three years in the period ended December 31, 2001, the Company paid HP Aviation, Inc. approximately $104,100, $104,350, and $58,500 respectively, for use of the airplane. The agreement was terminated in 2001. In addition, the CEO and the President of the Company each own a 50% interest in real estate property that is used by the Company for various management and sales related functions. During each of the three years in the period ended December 31, 2001, the Company paid these officers approximately $18,850, $12,200, and $6,900 respectively, for use of the real estate property.

     The Company had an arrangement with the CEO regarding the Company's use of a boat that was previously owned by the CEO (the "Marine Reimbursement Arrangement"). Under the Marine Reimbursement Arrangement, the Company and its employees, agents and guests used the boat for purposes of management meetings, sales meetings, and entertainment of guests. During the years ended 2000 and 2001, the Company reimbursed the CEO approximately $13,800 and $8,600, respectively, for the use of the boat. There were no amounts reimbursed during the year ended December 31, 1999. The Marine Reimbursement Arrangement was terminated in 2001.

     The development of the Company's Manchester, Georgia facility was financed with approximately $705,000 in proceeds of an industrial development revenue bond issued by the Manchester Development Authority for the benefit of the Company. In connection with, and as a condition to such bond financing, the Company entered into an operating lease with the Manchester Development Authority. All payments due on the bonds have been and continue to be guaranteed, jointly and severally, by the former majority shareholders

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES of the Company and Cardiac Medical, Inc., an entity related due to common ownership by certain officers and shareholders.

     The Company has entered into a Consulting and Services Agreement with Healthcare Alliance (the "Alliance Agreement"), an affiliate of one of the Company's directors. The Alliance Agreement provided for (i) the payment to Healthcare Alliance of an annual consulting fee of $36,000; (ii) the payment to Healthcare Alliance of an annual performance incentive fee equal to 5% of any annual sales increase achieved by the Company resulting from Healthcare Alliance's efforts; and (iii) the grant of options to purchase up to 1% of the Company's outstanding common stock. The options vested and became exercisable by Healthcare Alliance only if it procured group purchasing agreements with certain Group Purchasing Organizations ("GPOs"), and the Company achieved certain levels of incremental sales revenue under its agreement with the particular GPO (at an exercise price equal to the closing stock price of the Company's common stock on the effective date of the purchasing agreement). The Company incurred expense of $36,000 related to the annual consulting fee under the Alliance Agreement during each of the three years in the period ended December 31, 2001. The Company also reimbursed Healthcare Alliance for expenses incurred of approximately $9,900 and $1,100 during the years ended December 31, 2000 and 2001, respectively. In addition, the Company incurred incentive fees of approximately $45,300 during 1999 based on incremental annual sales achieved by the Company resulting from Healthcare Alliance's efforts. There were no incentive fee amounts earned during the years ended December 31, 2000 and 2001. In addition, there were no grants of Company stock options during each of the three years in the period ended December 31, 2001 related to provision (iii) of the Alliance Agreement.

     In addition, the Company granted an option to Healthcare Alliance for the purchase of 45,000 shares of common stock of the Company. Such options vested and became exercisable by Healthcare Alliance only if the Company achieved certain amounts of incremental sales revenue under the Company's group purchasing agreement with Premier, (the "Premier Agreement" -- see below). The exercise price for these shares was the closing stock price of the Company's common stock on the day that the options vest. The options were exercisable for a period of five years upon vesting. None of the 45,000 options had vested as of December 31, 2001 and the Alliance Agreement expired on December 31, 2001.

     In connection with the Premier Purchasing Partners, L.P. ("Premier") Agreement, the Company entered into a related warrant agreement with Premier (the "Warrant Agreement") pursuant to which the Company granted Premier a warrant to acquire up to 500,000 shares of the Company's common stock for $14.50 per share. The Warrant Agreement provided for vesting annually in increments of 100,000 only upon the achievement of certain specified minimum annual sales (the "Minimum Annual Sales Targets") and/or minimum cumulative sales (the "Cumulative Sales Targets") of the Company's products to participating Premier hospitals with automatic acceleration in any given year in the event that both the Minimum Annual Sales Targets and Cumulative Sales Targets with respect to such year were achieved. During the life of the Warrant Agreement, there was no vesting under the warrant. In September 2001, Premier terminated its agreement with the Company. As a result, the Warrant Agreement was terminated effective with the termination of the Premier Agreement. During each of the years in the period ended December 31, 2001, the Company paid administrative fees to Premier of approximately $75,000, $89,000 and $98,000, respectively. One of the Company's board members served as president of Premier until December 1999.

     An affiliate of one of the Directors of the Company provided consulting services to the Company during each of the three years during the period ended December 31, 2001, which were expensed in the amounts of approximately $77,300, $92,000, and $484,000, respectively. As of December 31, 2001, amounts payable to this affiliate totaled approximately $272,000 related to these consulting services.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its facility and certain equipment under operating lease agreements expiring in various years through 2010. Rent expense under various operating leases was approximately $217,000, $219,000, and $399,000 during each of the three years in the period ended December 31, 2001, respectively. Approximate minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year are as follows:

2002........................................................   $  323,000
2003........................................................      279,000
2004........................................................      191,000
2005........................................................      190,000
2006........................................................      190,000
Thereafter..................................................      622,000
                                                               ----------
                                                               $1,795,000
                                                               ==========

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

     In connection with the 1998 acquisition of IFM, the Company entered into a long-term manufacturing agreement (the "Manufacturing Agreement"), pursuant to which, for a four-year term, IFM agreed to manufacture exclusively for the Company and the Company agreed to purchase from IFM a specified minimum amount of products from the medical device product lines acquired by the Company. The Manufacturing Agreement provided that annual sales of the products from IFM to the Company would be equal to at least $6 million during each twelve-month period under the Manufacturing Agreement. In 1999, the Company breached the Manufacturing Agreement.

     On October 9, 2000, the Company acquired certain additional assets from IFM, including inventory of approximately $3 million, and leasehold improvements and other fixed assets of approximately $3 million. The Company also assumed IFM's lease for its manufacturing facility located in St. Petersburg, Florida. In connection with the acquisition, the Manufacturing Agreement was terminated and the Company's breaches were resolved. In consideration for the October 2000 acquisition, the Company agreed to pay IFM approximately $6 million (see Note
6).

     On March 30, 2001, the Company and Vascutech Acquisition, LLC ("Vascutech") entered into an asset purchase agreement (the "IFM Agreement") whereby the Company sold to Vascutech the IFM business and related assets. Pursuant to the IFM Agreement, the second installment of the purchase price in the amount of approximately $220,000 (the "Second Installment") was due from Vascutech to the Company on September 30, 2001. On September 7, 2001, LeMaitre Vascular, Inc. (formerly known as Vascutech, Inc.) ("LeMaitre") sent a letter to the Company seeking indemnification under the IFM Agreement in an amount equal to $800,000 for the Company's alleged breach of its representations and warranties set forth in the IFM Agreement. The Company responded to LeMaitre by letter on September 19, 2001, notifying LeMaitre of the Company's position that it had not breached the IFM Agreement and indicating that the Company expected receipt of the Second Installment on September 30, 2001. On September 24, 2001, the Company filed a complaint for Declaratory Judgment and Breach of Contract against LeMaitre and Vascutech in the Superior Court of Fulton County in the State of Georgia. The Company has requested (i) judgment in the amount of approximately $220,000, the amount owed to the Company under the IFM Agreement; and (ii) that the

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

Court declare that the Company has not breached the representations and warranties in the IFM Agreement and that its obligations under the IFM Agreement have been fully satisfied. On November 8, 2001, LeMaitre filed its Answer to the Complaint, denying both the breach of contract claim and the grounds for the Company's request for a declaratory judgment. LeMaitre also filed a counterclaim against the Company for breach of contract, fraud and deceit, and punitive damages. LeMaitre seeks in excess of $800,000 in actual damages.

     Also in connection with the 1998 acquisition of IFM, the Company assumed certain license agreements (the "IFM Licensors") for the right to manufacture and sell certain medical instruments covered by the IFM Licensors' patents or derived from the IFM Licensors' confidential information. Payments under the license agreements totaled approximately $106,000, $91,000, and $48,000 during the years ended December 31, 1999, 2000, and 2001, respectively. These license agreements were transferred to Vascutech pursuant to the IFM Agreement.

     The Company is party to license agreements with an individual (the "Licensor") for the right to manufacture and sell dual lumen fistula needles, dual lumen over-the-needle catheters, dual lumen chronic and acute catheters, and other products covered by the Licensor's patents or derived from the Licensor's confidential information. Payments under the agreement vary, depending upon the purchaser, and range from 9% to 15% of the Company's net sales of such licensed products. Such payments shall continue until the expiration date of each corresponding licensed patent right covering each product under the agreement. Payments under these license agreements totaled approximately $448,000, $382,000, and $234,000 during each of the three years in the period ended December 31, 2001, respectively.

     On March 18, 1997, the Company entered into an agreement with a vascular access port manufacturer (the "Manufacturer") to allow for the eventual transfer of the manufacturing process of certain plastic port models to the Company. The agreement requires the Company to purchase a minimum of 3,500 ports each year through 2002. To the extent that purchases exceed 4,000 in one contract year, such excess purchases may be applied to the following year's minimum commitment. As of December 31, 2000, the Company had made excess port purchases of approximately 7,900 units that were available to be applied to future years' purchase commitments. As of December 31, 2000, the Company has satisfied all criteria in the agreement to take over the manufacture of the ports with the payment of a royalty to the Manufacturer. Any royalty payments will be paid quarterly and calculated as 40% of the difference between the Company's cost to manufacture the port and the Company's sales price, as defined in the agreement, for each port sold by the Company. The percentage used to calculate the royalty payments will decrease to 25% after the first year of manufacture by the Company through December 2002. During 2001, the Company took over the manufacturing process for both the titanium port models and the plastic port models. Sales of the plastic port models manufactured by the Company will commence in 2002. In 2001, under the terms of the agreement, the Company purchased the Manufacturer's inventory of related parts and finished ports at the Manufacturer's cost. The Company made no royalty payments to the Manufacturer during 2001.

     On December 11, 1998, the Company entered into a long-term distribution agreement (the "Distribution Agreement") with a medical devices manufacturer ("Possis"). The Distribution Agreement provided for Possis to supply, and the Company to purchase, certain minimum levels of vascular grafts for an initial term of three years. In January 2001, the Company was sued by Possis in connection with non-payment of invoices and breach of the minimum commitments under the Distribution Agreement. In June 2001, the distribution agreement with Possis was terminated by agreement of the parties in connection with settling the litigation with Possis. The consolidated balance sheet as of December 31, 2000 included accruals for expected product returns related to Possis and all related inventory.

     Effective November 15, 2001, the exclusive distributor agreement between Stepic and Pall Medical Companies ("Pall") was terminated. As part of the termination, Stepic was permitted to sell the Pall critical care products through November 14, 2001 and the Pall blood products through January 31, 2002. In addition,

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

Stepic has the right to return for credit all remaining Pall inventory within 30 days of the last permitted sale date.

     The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $471,000 and $649,000 as of December 31, 2000 and 2001, respectively, related to amounts to be rebated to the various distributors.

     The Company is party to numerous agreements which contain certain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events, as defined, occur.

     Effective October 15, 1998, the Company completed the purchase of the outstanding stock of Stepic for $8 million in cash and contingent payments of up to $12 million over a three-year period based upon the successful achievement of certain specified future earnings targets by Stepic. The Company determined that $7.2 million of this contingent payment was probable of payment and recorded this amount at the acquisition date. All additional payments made have been accounted for as additional costs of acquired assets and amortized over the remaining life of the assets.

     During 1999, 2000, and 2001, the Company recorded additional purchase price payable to the previous Stepic shareholders of approximately $2.1 million, $1.2 million, and $667,000, respectively, representing the Company's additional earned contingent payments for the anniversary years ending October 31, 1999, 2000 and 2001, respectively, as required by the purchase agreement (the "Purchase Agreement"). The Company recorded approximately $439,000 related to the 2001 contingent payment during the year ended December 31, 2000, which was included in accrued expenses as of December 31, 2000.

     The 2000 contingent payment was due December 15, 2000 and $2.4 million, which was previously accrued, was paid from proceeds from the BofA Credit Facility. On December 15, 2000, the Company amended the Purchase Agreement so that the remaining portion of the 2000 contingent payment of approximately $1.2 million could be paid, together with interest at 11%, through April 2001. The Company failed to make all required payments to the Stepic shareholders under the December 15, 2000 amendment and on February 14, 2001, two of the three previous Stepic shareholders (the "Plaintiffs") filed suit against the Company for non-payment. On March 30, 2001, the Company entered into a Settlement Agreement with the Plaintiffs wherein the Plaintiffs agreed to voluntarily dismiss their pending lawsuit against the Company, and the Company agreed to pay the 2000 contingent payment at a rate of $9,400 per month beginning on April 15, 2001, until final payment of the remaining outstanding balance on February 10, 2002. In addition, under the terms of the Settlement Agreement, the Company agreed to pay interest to the Plaintiffs on the unpaid balance of the 2000 contingent payment at the rate of 11% per annum, including a lump sum interest payment of approximately $27,000.

     The 2001 contingent payment was due December 15, 2001, and $2.4 million, which was previously accrued, was paid from proceeds from the BofA Credit Facility. On March 14, 2002, the Company entered into an agreement with the Plaintiffs, which replaces the Settlement Agreement, pursuant to which the Company paid $100,000 to the Plaintiffs on March 15, 2002 and agreed to pay monthly payments of principal and interest of approximately $36,000 through March 2006.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The following represent noncash activities for the years ended December 31:

                                                          1999        2000        2001
                                                        --------   ----------   --------
Short-term debt issued for certain prepaid insurance
  coverage............................................  $115,493   $  135,086   $358,573
Increase to goodwill related to purchase price
  allocation..........................................  $286,797   $  438,958
Notes issued for purchase of equipment................  $122,720   $   30,347
Issuance of non-compete agreement.....................  $250,000
Notes issued for additional Stepic purchase payment...  $650,834   $1,162,042   $227,695
Reduction of long-term debt to settle other
  receivable..........................................             $   60,255
Note issued for IFM purchase (see Notes 6 and 14).....             $6,050,054
Discount recorded on IFM note.........................             $  451,840
Increase in notes receivable -- shareholders..........  $ 27,028   $   76,358   $ 87,001
Noncash payment of short-term bridge loan by the
  CEO.................................................                          $425,610
Issuance of warrant...................................                          $260,000

14. IMPAIRMENT CHARGE AND SALE OF IFM

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

     Effective March 30, 2001 (the "IFM Closing Date"), the Company completed the sale of certain IFM assets for the assumption of the Note related to IFM (see Note 6), cash of $2,250,500 upon closing, and cash of $150,000 due six months from the IFM Closing Date (the "Second Installment"). Assets sold included inventory of $3.3 million, property and equipment of $2.4 million, and intangible assets of $1.6 million. The asset purchase agreement provided for a purchase price adjustment related to certain inventory values within five business days after the IFM Closing Date. Based on the values of the inventory following the IFM Closing Date, the Company recorded an additional purchase price receivable of approximately $70,000 which is to be paid as part of the Second Installment. In addition to the purchase of certain assets, the buyer assumed the Company's sublease of the IFM facility and the related employees.

     The Second Installment in the amount of approximately $220,000 was due from the purchaser on September 30, 2001. As of December 31, 2001, the Second Installment has not been paid, and the purchaser has sought indemnification under the asset purchase agreement for the Company's alleged breach of its representations and warranties set forth in the agreement. On September 24, 2001, the Company filed a Complaint for Declaratory Judgement and Breach of Contract against the purchaser in the Superior Court of Fulton County in the State of Georgia. As of December 31, 2001, the Company has fully reserved the amount due from the purchaser of approximately $220,000.

15. SEGMENT INFORMATION AND MAJOR CUSTOMERS

     The Company operates two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company, as well as products manufactured by third parties on behalf of the Company.

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

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

     The table below presents information about the reported sales (which include intersegment sales), gross profit (which include intersegment gross profit) and identifiable assets (which include intersegment receivables) of the Company's segments as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001.

                                            1999                                2000
                                  -------------------------   ----------------------------------------
                                                   GROSS                       GROSS      IDENTIFIABLE
                                     SALES        PROFIT         SALES        PROFIT         ASSETS
                                  -----------   -----------   -----------   -----------   ------------
Manufacturing...................  $32,660,880   $17,568,526   $25,717,073   $ 8,250,015   $46,885,864
Distribution....................   45,883,836     9,888,249    41,522,035     8,561,642    39,879,507
                                  -----------   -----------   -----------   -----------   -----------
                                  $78,544,716   $27,456,775   $67,239,108   $16,811,657   $86,765,371
                                  ===========   ===========   ===========   ===========   ===========

                                                                            2001
                                                          ----------------------------------------
                                                                           GROSS      IDENTIFIABLE
                                                             SALES        PROFIT         ASSETS
                                                          -----------   -----------   ------------
Manufacturing...........................................  $24,700,813   $13,629,350   $35,768,752
Distribution............................................   36,410,217     6,987,362    35,633,080
                                                          -----------   -----------   -----------
                                                          $61,111,030   $20,616,712   $71,401,832
                                                          ===========   ===========   ===========

     A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for each of the three years in the period ended December 31, 2001 is as follows:

                                                     1999          2000          2001
                                                  -----------   -----------   -----------
Total segment sales.............................  $78,544,716   $67,239,108   $61,111,030
Elimination of intersegment sales...............   (3,174,059)   (3,903,869)   (2,044,241)
                                                  -----------   -----------   -----------
  Consolidated sales............................  $75,370,657   $63,335,239   $59,066,789
                                                  ===========   ===========   ===========
Total segment gross profit......................  $27,456,775   $16,811,657   $20,616,712
Elimination of intersegment gross profit........      (96,935)     (198,530)     (296,510)
                                                  -----------   -----------   -----------
  Consolidated gross profit.....................  $27,359,840   $16,613,127   $20,320,202
                                                  ===========   ===========   ===========

     A reconciliation of total segment assets to total consolidated assets of the Company as of December 31, 2000 and 2001 is as follows:

                                                                2000          2001
                                                             -----------   -----------
Total segment assets.......................................  $86,765,371   $71,401,832
Elimination of intersegment receivables....................      (37,954)      (54,292)
                                                             -----------   -----------
  Consolidated assets......................................  $86,727,417   $71,347,540
                                                             ===========   ===========

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     The Company's operations are located in the United States. Thus, all of the Company's assets are located domestically. Sales information by geographic area for each of the three years in the period ended December 31, 2001 is as follows:

                                                     1999          2000          2001
                                                  -----------   -----------   -----------
United States...................................  $71,103,033   $60,109,243   $57,199,262
Foreign.........................................    4,267,624     3,225,996     1,867,527
                                                  -----------   -----------   -----------
  Consolidated net sales........................  $75,370,657   $63,335,239   $59,066,789
                                                  ===========   ===========   ===========

     No single country outside of the United States is significant to the Company's consolidated revenues. Sales to the Company's three largest customers amounted to approximately 7%, 6%, and 8% of total sales during each of the three years in the period ended December 31, 2001, respectively. As of December 31, 2000 and 2001, 10%, and 15%, respectively, of the accounts receivable balance consisted of amounts due from the Company's three largest customers.

16. DEFINED CONTRIBUTION BENEFIT PLAN

     The Company maintains a 401(k) profit sharing plan (the "Plan") that covers essentially all of the Company's employees. Employees are eligible to participate in the Plan after completing one year of service and attaining the age of 21. Participants in the Plan can contribute up to 15% of their annual salary during the plan year. The Company's contributions to the Plan, which are based principally on a percentage of the participant's annual base salary, are discretionary and determined on an annual basis by the Board of Directors. The Company made no contributions to the Plan during each of the three years in the period ended December 31, 2001.

17. SUBSEQUENT EVENT

     The Company incurred a loss of approximately $5 million in 2001, and as discussed in Note 6, the Company was in violation of the Forbearance Agreement with Bank of America as of December 31, 2001 and continuing into 2002. As more fully described below, the Company has completed a recapitalization transaction that extinguished all of the Company's outstanding debt and warrants held by Bank of America, entered into new financing facilities with new lenders and substantially reduced the Company's total outstanding debt. The Company's senior loan agreement contains certain requirements which are either determined at the discretion of the lender or involve meeting financial covenants. The Company is unable to objectively determine or measure whether it can comply with those requirements. While there can be no assurance, it is the Company's expectation to comply with these requirements and to have the financing facilities available for its working capital needs throughout 2002. If the Company is unable to comply with the requirements of the new financing facilities during 2002, the Company may not be able to borrow under the senior loan agreement, and all amounts may become immediately due.

     On March 1, 2002, the Company entered into certain agreements with ComVest Venture Partners, L.P. ("ComVest"), an affiliate of Commonwealth Associates LP ("Commonwealth") to recapitalize the Company (the "Recapitalization"). The Company successfully completed the Recapitalization and the Forbearance Agreement, as amended, with Bank of America was terminated as of March 15, 2002.

     The details of the Recapitalization follow:

     On March 19, 2002, the Company announced that it had completed an arrangement with ComVest, LaSalle Business Credit, Inc. ("LaSalle"), and Medtronic Inc. ("Medtronic") to recapitalize the Company by extinguishing all of the Company's senior debt and warrants held by Bank of America and substantially reducing the Company's total outstanding debt. Pursuant to the Recapitalization, the Company issued Senior

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

Subordinated Convertible Notes ("Convertible Notes") in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Subordinated Promissory Note payable to Bank of America (the "Junior Note"), and entered into a new revolving and term loan facility ("the LaSalle Credit Facility") for up to $22 million, of which approximately $8.8 million was outstanding as of March 31, 2002. The following is a summary of key provisions of the Recapitalization:

     On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America's interest in the BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America's interest in the note outstanding under the BofA Credit Facility (the "BofA Note"), the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The estimated fair value of the warrants on March 15, 2002 of approximately $345,000 will be recorded in additional paid-in-capital, and the existing value of the warrant of $260,000 will be extinguished.

     On March 1, 2002, the Company entered into a Note Purchase Agreement with ComVest and certain Additional Note Purchasers, as defined. Under the Note Purchase Agreement, the Company agreed to issue $15 million of Convertible Notes. Interest on the Convertible Notes is payable quarterly beginning in June 2002 and accrues at a rate of 6% per year for the first six months and 8% per year thereafter until the notes are paid in full and mature on March 16, 2004. The Company issued the Convertible Notes as follows: $4.4 million to ComVest, $4 million to Medtronic and $6.6 million to the Additional Note Purchasers.

     The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company's common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment upon repayment of all or a portion of the amounts due, as described below. Under the conversion terms, if the principal amount of the Convertible Notes, together with all interest due is paid in full on or before 30 days following March 16, 2002 (the "Closing Date"), then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. If the principal amount of all the Convertible Notes and all interest due is paid on or before March 16, 2004, then the maximum aggregate number of shares of the Company's common stock that the Convertible Notes can be converted into is 19,500,000. The terms of the applicable conversion periods and conversion amounts are as follows:

     - Until April 16, 2002, ComVest has the right to convert 1.25% of the Outstanding Balance (defined as principal plus accrued and unpaid interest under the ComVest Convertible Note) held under its $4.4 million Convertible Note plus 0.6% of the amount of principal repaid under the Additional Notes;

     - Until March 16, 2003, ComVest has the right to convert an additional 0.25% of the Outstanding Balance;

     - Until March 16, 2004, Medtronic has the right to convert 1.5% of its $4 million Convertible Note;

     - From March 16, 2003 through March 16, 2004, Medtronic has the right to convert an additional 0.3% of $4 million if ComVest's Convertible Note and the notes held by the Additional Note Purchasers have not been repaid;

     - Until April 16, 2002, the Additional Note Purchasers have the right to convert 1.25% of the Additional Notes Outstanding Balance (defined as principal plus accrued but unpaid interest under the Additional Notes) held under their $6.6 million Convertible Note plus 0.6% of the amount of principal repaid under ComVest's Convertible Note on or before April 16, 2002; and

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     - Until March 16, 2003, the Additional Note Purchasers have the right to convert an additional 0.25% of the Additional Notes Outstanding Balance.

     The Company will record the value of the beneficial conversion feature at the amount of proceeds allocated to the convertible instrument of $270,000 as a credit to equity and as a debt discount and will amortize the debt discount over the period to the Convertible Notes' earliest conversion date using the effective interest method.

     The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. The Note Purchase Agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions on indebtedness and liens, business combinations, sale or discount of receivables, conduct of the Company's business, transactions with affiliates, ability to enter into contracts outside the ordinary course of business, and ability to pay dividends. The Events of Default include, but are not limited to, failure to pay an obligation when due, breach of any covenant that remains uncured for 15 days, bankruptcy, change of control, and failure to obtain shareholder approval of the Recapitalization within 105 days of the closing date of March 16, 2002. The shareholder approvals that the Company agreed to obtain and will submit to the shareholders at the 2002 Annual Meeting include issuances of common stock pursuant to the Recapitalization, amendments to the Company's articles of incorporation to increase the number of authorized shares of common stock from 50 million to 100 million and to declassify the staggered board, amendments of the Bylaws to eliminate the fair price and business combinations provisions, and the grant of options to the CEO and the Company's President (as described below).

     On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company will record a net extraordinary gain on the early extinguishment of debt of approximately $11 million, net of tax of approximately $4 million, during the first quarter of 2002. In exchange for funding a portion of the $22 million cash purchase price paid to BofA, ComVest assigned $4 million in principal amount of the BofA Note to Medtronic and $6.6 million in principal amount of the BofA Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the BofA Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of $15 million in exchange for the surrender of $15 million in principal amount of the BofA Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the BofA Note was repaid with the proceeds of a bridge loan from ComVest to the Company made on March 15, 2002 (the "Bridge Loan").

     On March 18, 2002, the Company entered into the LaSalle Credit Facility pursuant to a loan and security agreement (the "Loan Agreement") with Standard Federal Bank National Association ("SFB"), acting by and through LaSalle, as SFB's agent (collectively the "Lender"). Under the Loan Agreement, the Lender has provided a $20 million senior revolving loan facility (the "Revolving Loan") and a $2 million term loan facility ("Term Loan"). The Company used the proceeds to repay the Bridge Loan and expenses related to the Recapitalization and will use the remaining proceeds for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below).

     As collateral, the Company granted a security interest in all of the Company's present and future assets, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located, including, but not limited to: all accounts receivable; all chattel paper, instruments, documents and general intangibles including patents, patent applications, trademarks, trademark applications, trade secrets, trade names, goodwill, copyrights, copyright applications, registrations, licenses, software, franchises, customer lists, tax refund claims, claims against carriers and shippers, guaranty claims, contract rights, payment intangibles, security interests, security deposits, and indemnification rights; all inventory; all goods including equipment,

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES vehicles, and fixtures; all investment property; all deposit accounts, bank accounts, deposits and cash; all letter-of-credit rights; certain commercial tort claims; all property of the Company in control of the Lender or any affiliate of the Lender; and all additions, substitutions, replacements, products, and proceeds of the aforementioned property including proceeds from insurance policies and all books and records relating to the Company's business.

     The Loan Agreement contains affirmative and negative covenants. The affirmative covenants require the Company to, among other things, maintain accurate and complete records, notify the Lender of major business changes, comply with relevant laws, maintain proper permits, conduct relevant inspections and audits, maintain adequate insurance with the Lender named as loss payee, keep collateral in good condition, use proceeds only for business purposes, pay required taxes, maintain all intellectual property, maintain a checking account with LaSalle, hire a Chief Operating Officer with experience in the medical products industry within 90 days of the date of the Loan Agreement, grant the Lender the right to conduct appraisals of the collateral on a bi-annual basis, and deliver a survey of the property located at the Company's offices on Northside Parkway in Atlanta within 60 days of the date of the Loan Agreement. The negative covenants restrict the Company's ability to, among other things, make any guarantees, incur additional indebtedness, grant liens on its assets, enter into business combinations outside the ordinary course of business, pay dividends, make certain investments or loans, allow its equipment to become a fixture to real estate or an accession to personal property, alter its lines of business, settle accounts, or make other fundamental corporate changes.

     The Loan Agreement also contains financial maintenance covenants, including, but not limited to, the following:

     - maintaining Minimum Availability at all times of at least $4 million under the Minimum Availability Test. "Minimum Availability" is defined as
       (a) the lesser of: (i) the Revolving Loan Limit (which is up to 85% of the face amount of the Company's eligible accounts receivable; plus the lesser of (x) up to 55% of the lower of cost or market value of the Company's eligible inventory or up to 85% of the net orderly liquidation value of eligible inventory, whichever is less, or (y) $11 million; plus such reserves as the Lender may establish) and (ii) the Maximum Revolving Loan Limit of $20 million minus (b) the sum of (i) the amount of all then outstanding and unpaid Liabilities (to Lender, as defined) plus (ii) the aggregate amount of all then outstanding and unpaid trade payables and other obligations more than 60 days past due; plus (iii) the amount of checks issued by the Company which are more than 60 days past due but not yet sent and the book overdraft of the Company plus (iv) $4,000,000 owed by the Company to Arrow International;

     - maintaining Tangible Net Worth of $7,698,000 for the quarter ending December 31, 2002, $8,522,000 for the quarter ending March 31, 2003, $9,475,000 for the quarter ending June 30, 2003, $10,544,000 for the quarter ending September 30, 2003, $11,728,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as shareholders' equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of FASB No. 142 as determined solely by Lender plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender);

     - maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of
       1.10 to 1.0 from April 1, 2002 through December 31, 2002, 1.20 to 1.0 from April 1, 2002 through March 30, 2003, 1.40 to 1.0 for the quarter ending June 30, 2003 and for the immediately preceding four fiscal quarters, and 1.50 to 1.0 for the quarter ending September 30, 2003 and for the immediately preceding four fiscal quarters and each fiscal quarter thereafter;

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

     - maintain EBITDA, based on the immediately preceding four fiscal quarters, of $4,000,000 on December 31, 2002, $5,437,000 on March 31, 2003,
       $6,605,000 on June 30, 2003, $7,374,000 on September 30, 2003 and
       $7,482,000 on December 31, 2003 and each fiscal quarter thereafter; and

     - limit capital expenditures to no more than $500,000 during any fiscal year.

     The Loan Agreement also specifies certain Events of Default, including, but not limited to, failure to pay obligations when due, failure to direct its account debtors to make payments to an established lockbox, failure to make timely financial reports to the Lender, the breach by the Company or any guarantor of any obligations with any other Person (as defined in the Loan Agreement) if such breach might have a material adverse effect on the Company or such guarantor, breach of representations, warranties or covenants, loss of collateral in excess of $50,000, bankruptcy, appointment of a receiver, judgments in excess of $25,000, any attempt to levy fees or attach the collateral, defaults or revocations of any guarantees, institution of criminal proceedings against the Company or any guarantor, occurrence of a change in control, the occurrence of a material adverse change or a default or an event of default under certain subordinated debt documents. Upon the occurrence of any Event of Default, the Lender may accelerate the Company's obligations under the Loan Agreement.

     The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment prior to the Termination Date as a result of an Event of Default, the Company gives 90-days notice of its intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date of the Convertible Notes at least thirty days past the date of the original term or any applicable renewal term.

     Pursuant to the LaSalle Credit Facility, the Company also issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of common stock at an exercise price of $.01 per share. The Company will record the estimated fair value of the warrant as of March 18, 2002 of approximately $695,000, determined using the Black-Scholes model (using weighted average assumptions as follows: dividend yield of 0%, expected life of 3 years, expected volatility of 112.2% and a risk free interest rate of 2.43%) as a reduction of the gain on early extinguishment of debt.

     The Junior Note in the amount of $2 million bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a principal payment on the Junior Note of $22,500 is payable on the first day of each month until maturity of the Junior Note.

     As a condition to closing, the Company also agreed to enter into a Securityholders Agreement dated March 16, 2002 with ComVest, Medtronic, LaSalle, the CEO and the Company's President (together ComVest, Medtronic, LaSalle, the CEO and the Company's President are the "Investors") under which the Company granted certain registration rights, rights of first refusal and corporate governance rights to the Investors. The registration rights require the Company to file a shelf registration statement covering the resale of certain shares of common stock issuable pursuant to the Recapitalization and to include, at the Investors' option, certain of the Investors' shares of common stock in any registration statement undertaken by the Company, at the Company's expense. Pursuant to the Securityholders Agreement, ComVest and Medtronic have been granted (i) a right of first refusal to purchase all or part of their pro rata share of new securities which the Company may propose to sell or issue, (ii) the right of first refusal to participate in any sale of the CEO's and/or the Company's President's shares of common stock of the Company to third parties upon the same terms and conditions, (iii) the co-sale right of first refusal to participate in sales of shares of the Company's common stock by the CEO and/or the Company's President and (iv) the "bring-along right" to require the CEO and the Company's President to sell the same percentage of shares of common stock as the

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES holders of the rights propose to sell in the event that the rights holders propose to sell 51% or more of their common stock. The corporate governance rights include, but are not limited to, the following: (i) granting ComVest the right to designate one ComVest director and two additional independent directors, (ii) requiring that certain actions of the Board of Directors include the affirmative vote of the ComVest director, (iii) requiring the Company to establish and maintain an Executive Committee consisting of the ComVest director as Chairman, one of the independent directors designated by ComVest, and the CEO, and (iv) requiring that the Executive Committee approve certain actions. Failure to comply with the Securityholders Agreement is considered an Event of Default under the Note Purchase Agreement.

     On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company will promote and provide technical advice for Medtronic's implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. After basic sales training, sales representatives of the Company and of its distributors will promote the sale of such systems, identify appropriate patients for such systems, and after additional training provide assistance in the implantation and refill procedure for such systems, for which identification and assistance the Company will be compensated by Medtronic. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes.

     To effect the Recapitalization, the Company also entered into certain ancillary agreements including the following: (i) a voting agreement under which the CEO and the Company's President have agreed to vote their shares in favor of all proposals relating to the Recapitalization; (ii) a new employment agreement and option agreements with the CEO that grants him options to purchase an aggregate of 3,500,000 shares of common stock (The new employment agreement replaced the CEO's previous employment agreement and reduced the previous term of employment and the previous severance compensation and benefits from approximately four years to twelve months.); (iii) a new employment agreement and an option agreement with the Company's President that grants him options to purchase 1,000,000 shares of common stock (The new employment agreement replaced the President's previous employment agreement and reduced the previous term of employment from approximately four years to six months and reduced the previous severance compensation and benefits from approximately four years to twelve months.); (iv) an advisory agreement with an affiliate of ComVest under which the affiliate received 2,645,398 shares of common stock and a cash fee of $750,000; (v) a note with ComVest under which ComVest received 75,000 shares in exchange for advancing certain transaction expenses associated with the Recapitalization; (vi) an expense guaranty with the CEO under which he received 150,000 shares of common stock in exchange for agreeing to reimburse ComVest for certain of its transaction expenses in the event that the Recapitalization were not consummated; and (vii) an advance note with the CEO under which he received 75,000 shares of common stock in exchange for advancing to the Company certain transaction expenses associated with the Recapitalization. The Company will recognize compensation expense of approximately $1,400,000 during the first quarter of 2002 related to 2,500,000 of the options granted to the CEO and all of the options granted to the Company's President. The remaining 1,000,000 options that were granted to the CEO are performance-based, and the Company will measure and recognize compensation as the options are earned. The Company will record the estimated fair value of the shares of the common stock issued to ComVest of approximately $2,500,000, as well as the cash fee of $750,000, as a reduction of its extraordinary gain on early extinguishment of debt. The Company will record the value of the shares of the common stock issued to the CEO of approximately $152,000 as debt cost and amortize over the terms of the related agreements.

     The auditor's opinion accompanying these financial statements states that there is substantial doubt as to the Company's ability to continue as a going concern. Delivery of this opinion would have triggered an Event of Default under the Loan Agreement and the Note Purchase Agreement as originally executed because both agreements require audited financial statements to be delivered within 90 days of December 31, 2001 with an

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES auditor's opinion that does not contain such going concern language. However, the default provisions relating to the audit opinion in the Loan Agreement and the Note Purchase Agreement have been waived.

     As a result of the Recapitalization, the BofA Credit Facility, the Forbearance Agreement with Bank of America, and all subsequent amendments were terminated.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Horizon Medical Products, Inc. and Subsidiaries

     Our audits of the consolidated financial statements referred to in our report dated February 26, 2002, except for Notes 6, 9, 12 and 17, as to which the date is April 15, 2002, appearing in this Annual Report on Form 10-K of Horizon Medical Products, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
April 15, 2002

                                                                     SCHEDULE II

                HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                           ADDITIONS
                                                    -----------------------
                                       BEGINNING    CHARGED TO   COSTS AND                   ENDING
                                        BALANCE      EXPENSE      OTHER(1)    DEDUCTIONS    BALANCE
                                       ----------   ----------   ----------   ----------   ----------
Year ended December 31, 1999:
  Allowance for returns and doubtful
     accounts........................  $  685,512   $  585,496                $  239,257   $1,031,751
  Inventory reserve..................  $  759,818   $  467,942                $  120,000   $1,107,760
Year ended December 31, 2000:
  Allowance for returns and doubtful
     accounts........................  $1,031,751   $1,341,951                $  148,880   $2,224,822
  Inventory reserve..................  $1,107,760   $4,036,592                $  338,955   $4,805,397
  Valuation allowance for deferred
     tax assets......................               $7,595,077                             $7,595,077
Year ended December 31, 2001:
  Allowance for returns and doubtful
     accounts........................  $2,224,822   $  554,962   $ (688,931)  $1,174,360   $  916,493
  Inventory reserve..................  $4,805,397   $  195,623                $1,546,259   $3,454,761
  Valuation allowance for deferred
     tax assets......................  $7,595,077                             $5,593,684   $2,001,393

---------------
(1) Other consists of reclassifications made to the previous year's consolidated financial statements in order to make them comparable to the current presentation.