Form 10-Q
period 2002-03-31
HORIZON MEDICAL PRODUCTS INC
filed 2002-05-15
CIK 1052958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒   No    ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of May 15, 2002 was 16,311,676.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

The financial statements listed below are included on the following pages of this Report on Form 10-Q:
Interim Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.	4
Interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.	5
Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.	6
Notes to Interim Condensed Consolidated Financial Statements.	7

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$714,616	$2,772,888
Accounts receivable – trade, net	9,268,850	10,052,052
Inventories	16,063,133	15,836,795
Prepaid expenses and other current assets	1,892,539	1,570,223

Total current assets	27,939,138	30,231,958
Property and equipment, net	2,607,630	2,723,896
Goodwill	24,807,904	31,752,259
Intangible assets, net	7,464,127	6,477,380
Other assets	146,447	162,047

Total assets	$62,965,246	$71,347,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$9,571,096	9,090,686
Accrued salaries and commissions	350,009	341,788
Accrued interest	90,507	256,106
Other accrued expenses	1,984,178	1,317,193
Current portion of long-term debt	8,854,713	40,585,159

Total current liabilities	20,850,503	51,590,932
Long-term debt, net of current portion	18,290,851	1,354,703
Other liabilities	116,061	119,761

Total liabilities	39,257,415	53,065,396

Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value per share; 50,000,000 shares authorized, 16,311,676 and 13,366,278 shares issued and outstanding as of March 31, 2002 and December 31, 2001	16,312	13,366
Additional paid-in capital	56,537,716	52,086,125
Shareholders’ notes receivable	(280,136)	(615,940)
Accumulated deficit	(32,566,061)	(33,201,407)

Total shareholders’ equity	23,707,831	18,282,144

Total liabilities and shareholders’ equity	$62,965,246	$71,347,540

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$11,919,333	$16,419,783
Cost of goods sold	8,155,732	10,491,092

Gross profit	3,763,601	5,928,691
Selling, general and administrative expenses	6,713,236	5,133,259

Operating (loss) income	(2,949,635)	795,432

Other income (expense):
Interest expense, net	(1,169,874)	(1,259,394)
Other income (expense)	(3,460)	29,439

	(1,173,334)	(1,229,955)

Loss before extraordinary item and effect of a change in accounting principle	(4,122,969)	(434,523)
Extraordinary gain on extinguishment of debt	11,702,671
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 10)	(6,944,355)

Net income (loss)	$635,347	$(434,523)

Basic and diluted earnings per share:
Loss before extraordinary item and effect of a change in accounting principle	$(0.29)	$(0.03)
Extraordinary gain on extinguishment of debt	0.84
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 10)	(0.50)
Net income (loss) per share – basic and diluted	$0.05	$(0.03)

Weighted average common shares outstanding – basic and diluted	13,934,451	13,366,278

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$635,347	$(434,523)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	189,843	295,669
Amortization of intangibles	335,449	616,695
Amortization of discount	145,600	41,370
Non-cash compensation charge	1,555,468
Impairment charge	6,944,355
Gain on extinguishment of debt	(12,900,171)
Non-cash increase in notes receivable-shareholders		(38,539)
(Increase) decrease in operating assets and liabilities, net:
Accounts receivable-trade	783,202	372,168
Inventories	(226,338)	(488,117)
Prepaid expenses and other assets	(306,716)	(464,783)
Income tax receivable/payable		89,944
Accounts payable-trade	480,410	(411,881)
Accrued expenses and other liabilities	(34,093)	(185,333)

Net cash used in operating activities	(2,397,644)	(607,330)

Cash flows from investing activities:
Cash proceeds from sale of IFM		2,250,500
Proceeds from shareholders’ notes receivable	335,804
Capital expenditures	(73,576)	(65,684)

Net cash provided by investing activities	262,228	2,184,816

Cash flows from financing activities:
Debt issuance costs	(1,450,087)
Change in cash overdraft		(609,176)
Proceeds from issuance of long-term debt	43,997,631	19,667,500
Principal payments on long-term debt	(42,470,400)	(19,856,878)

Net cash provided by (used in) financing activities	77,144	(798,554)

Net (decrease) increase in cash and cash equivalents	(2,058,272)	778,932
Cash and cash equivalents, beginning of period	2,772,888	537,954

Cash and cash equivalents, end of period	$714,616	$1,316,886

Supplemental disclosures on non-cash investing and financing activities:

In connection with the March 2002 recapitalization transaction described in Note 4, the Company issued notes with a beneficial conversion feature valued at $270,000, which was recorded as a debt discount and a corresponding increase to additional paid-in-capital.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Summary of Significant Accounting Policies

The condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (the “Company”) at December 31, 2001 has been derived from the Company’s audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and instructions to Form 10-Q. The interim condensed consolidated financial statements at March 31, 2002, and for the three months ended March 31, 2002 and 2001 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Form 10-K”), including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 supercedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The adoption of SFAS No. 141 did not have a material impact on the interim condensed consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supersedes APB No. 17, and requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level; 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142, the Company recognized an impairment loss of approximately $6.9 million related to its manufacturing reporting unit. In addition, the Company ceased amortization of its goodwill (See Note 10 to the interim condensed consolidated financial statements for further information and required disclosures).

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as well as certain other accounting standards, establishes a single accounting model, based on framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, including segments of a business accounted for as discontinued operations. The impact of adopting SFAS No. 144 was not material to the Company’s interim condensed consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. The impact of SFAS No. 145 is not expected to be material to the Company’s interim condensed consolidated financial statements.

2.   Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2002	2001

Raw materials	$3,493,257	$3,413,158
Work in process	1,011,751	1,211,437
Finished goods	14,573,206	14,666,961

	19,078,214	19,291,556
Less inventory reserves	(3,015,081)	(3,454,761)

	$16,063,133	$15,836,795

3.   Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended
	March 31, 2002

	Loss
	from Continuing
	Operations	Shares	Per-share
	Numerator	Denominator	Amount

Basic EPS	$(4,122,969)	13,934,451	$(0.29)

Diluted EPS	$(4,122,969)	13,934,451	$(0.29)

	For the Three Months Ended
	March 31, 2001

	Loss
	from Continuing
	Operations	Shares	Per-share
	Numerator	Denominator	Amount

Basic EPS	$(434,523)	13,366,278	$(0.03)

Diluted EPS	$(434,523)	13,366,278	$(0.03)

Options to purchase 5,819,282 shares of common stock and warrants to purchase 748,619 shares of common stock were outstanding as of March 31, 2002, but are not included in the computation of the March 31, 2002 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $15.50 and expire between 2008 and 2012. The warrants have an exercise price of $.01 per share and expire in 2012.

As discussed in Note 4 to these interim condensed consolidated financial statements contained elsewhere in this Form 10-Q, the Company has issued notes, a portion of which is convertible into a maximum of 27,000,000 shares of common stock.

In addition, options to purchase approximately 1,300,000 shares of common stock were issued subsequent to March 31, 2002. These options have exercise prices ranging from $.90 to $1.18 and expire in 2012. Of these options, 850,000 are performance-based options. Additionally, the grant of 1,250,000 of these options in the aggregate is expressly conditioned upon the affirmative vote of the Company's shareholders, at its 2002 Annual Meeting of Shareholders, approving an increase in the number of shares authorized for issuance under the Company's 1998 Stock Incentive Plan.

Options to purchase 544,800 shares of common stock and warrants to purchase 500,000 shares of common stock were outstanding as of March 31, 2001, but are not included in the computation of the March 31, 2001 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $15.50 and expire between 2008 and 2011. The warrants have an exercise price of $14.50 and expired in September 2001, as described in Note 11 to the Company’s consolidated financial statements included in the Form 10-K.

4.   Long-Term Debt

On March 1, 2002, the Company entered into certain agreements with ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth Associates LP (“Commonwealth”) to recapitalize the Company (the “Recapitalization”). The Company completed the Recapitalization on March 16, 2002 and the Forbearance Agreement between the Company and Bank of America dated March 15, 2001, as subsequently amended (the “Forbearance Agreement”), was terminated as of March 15, 2002. The Forbearance Agreement is discussed below.

The details of the Recapitalization follow:

On March 19, 2002, the Company announced that it had completed an arrangement with ComVest, LaSalle Business Credit, Inc. (“LaSalle”), and Medtronic Inc. (“Medtronic”) to recapitalize the Company by extinguishing all of the Company’s senior debt and warrants held by Bank of America and substantially reducing the Company’s total outstanding debt. Pursuant to the Recapitalization, the Company issued Senior Subordinated Convertible Notes (“Convertible Notes”) in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Subordinated Promissory Note payable to Bank of America (the “Junior Note”), and entered into a new revolving and term loan facility (“the LaSalle Credit Facility”) for up to $22 million, of which approximately $8.8 million was outstanding as of March 31, 2002. The following is a summary of key provisions of the Recapitalization:

On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the note outstanding under the BofA Credit Facility (the “BofA Note”), the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The estimated fair value of the warrants on March 15, 2002 of approximately $345,000 was recorded in additional paid-in-capital, and the existing value of the warrant of $260,000 was extinguished.

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

The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment upon repayment of all or a portion of the amounts due, as described below. Under the conversion terms, if the principal amount of the Convertible Notes, together with all interest due is paid in full on or before 30 days following March 16, 2002 (the “Closing Date”), then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. If the principal amount of all the Convertible Notes and all interest due is paid on or before March 16, 2004, then the maximum aggregate number of shares of the Company’s common stock that the Convertible Notes can be converted into is 19,500,000. The terms of the applicable conversion periods and conversion amounts are as follows:

—	Until April 16, 2002, ComVest has the right to convert 1.25% of the Outstanding Balance (defined as principal plus accrued and unpaid interest under the ComVest Convertible Note) held under its $4.4 million Convertible Note plus 0.6% of the amount of principal repaid under the Additional Notes;

—	Until March 16, 2003, ComVest has the right to convert an additional 0.25% of the Outstanding Balance;

—	Until March 16, 2004, Medtronic has the right to convert 1.5% of its $4 million Convertible Note;

—	From March 16, 2003 through March 16, 2004, Medtronic has the right to convert an additional 0.3% of $4 million if ComVest’s Convertible Note and the notes held by the Additional Note Purchasers have not been repaid;

—	Until April 16, 2002, the Additional Note Purchasers have the right to convert 1.25% of the Additional Notes Outstanding Balance (defined as principal plus accrued but unpaid interest under the Additional Notes) held under their $6.6 million Convertible Note plus 0.6% of the amount of principal repaid under ComVest’s Convertible Note on or before April 16, 2002; and

—	Until March 16, 2003, the Additional Note Purchasers have the right to convert an additional 0.25% of the Additional Notes Outstanding Balance.

The Company recorded the value of the beneficial conversion feature at the amount of proceeds allocated to the convertible instrument of $270,000 as a credit to equity and as a debt discount and will amortize the debt discount over the period to the Convertible Notes’ earliest conversion date using the effective interest method. The Company recorded approximately $146,000 in amortization expense in the three month period ended March 31, 2002.

As of the date of this filing, none of the Convertible Notes are eligible to be converted pending shareholder approval which has not been obtained.

The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. The Note Purchase Agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions on indebtedness and liens, business combinations, sale or discount of receivables, conduct of the Company’s business, transactions with affiliates, ability to enter into contracts outside the ordinary course of business, and ability to pay dividends. The Events of Default include, but are not limited to, failure to pay an obligation when due, breach of any covenant that remains uncured for 15 days, bankruptcy, change of control, and failure to obtain shareholder approval of the Recapitalization within 105 days of the closing date of March 16, 2002. The shareholder approvals that the Company agreed to obtain and will submit to the shareholders at the 2002 Annual Meeting include issuances of common stock pursuant to the Recapitalization, amendments to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 50 million to 100 million and to declassify the staggered board, amendments of the Bylaws to eliminate the fair price and business combinations provisions, and the grant of options to the CEO and the Company’s President (as described below).

On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company recorded an extraordinary gain on the early extinguishment of debt of approximately $11.7 million during the first quarter of 2002. In exchange for funding a portion of the $22 million cash purchase price paid to BofA, ComVest assigned $4 million in principal amount of the BofA Note to Medtronic and $6.6 million in principal amount of the BofA Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the BofA Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of $15 million in exchange for the surrender of $15 million in principal amount of the BofA Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the BofA Note was repaid with the proceeds of a bridge loan from ComVest to the Company made on March 15, 2002 (the “Bridge Loan”).

On March 18, 2002, the Company entered into the LaSalle Credit Facility pursuant to a loan and security agreement (the “Loan Agreement”) with Standard Federal Bank National Association (“SFB”), acting by and through LaSalle, as SFB’s agent (collectively the “Lender”). Under the Loan Agreement, the Lender has provided a $20 million senior revolving loan facility (the “Revolving Loan”) and a $2 million term loan facility (“Term Loan”). The Company used the proceeds to repay the Bridge Loan and expenses related to the Recapitalization and will use the remaining proceeds for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below).

As collateral, the Company granted a security interest in all of the Company’s present and future assets, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located, including, but not limited to: all accounts receivable; all chattel paper, instruments, documents and general intangibles including patents, patent applications, trademarks, trademark applications, trade secrets, trade names, goodwill, copyrights, copyright applications, registrations, licenses, software, franchises, customer lists, tax refund claims, claims against carriers and shippers, guaranty claims, contract rights, payment intangibles, security interests, security deposits, and indemnification rights; all inventory; all goods including equipment, vehicles, and fixtures; all investment property; all deposit accounts, bank accounts, deposits and cash; all letter-of-credit rights; certain commercial tort claims; all property of the Company in control of the Lender or any affiliate of the Lender; and all additions, substitutions, replacements, products, and proceeds of the aforementioned property including proceeds from insurance policies and all books and records relating to the Company’s business.

The Loan Agreement contains affirmative and negative covenants. The affirmative covenants require the Company to, among other things, maintain accurate and complete records, notify the Lender of major business changes, comply with relevant laws, maintain proper permits, conduct relevant inspections and audits, maintain adequate insurance with the Lender named as loss payee, keep collateral in good condition, use proceeds only for business purposes, pay required taxes, maintain all intellectual property, maintain a checking account with LaSalle, hire a Chief Operating Officer with experience in the medical products industry within 90 days of the date of the Loan Agreement (which has been done), grant the Lender the right to conduct appraisals of the collateral on a bi-annual basis, and deliver a survey of the property located at the Company’s offices on Northside Parkway in Atlanta within 60 days of the date of the Loan Agreement (which has been done). The negative covenants restrict the Company’s ability to, among other things, make any guarantees, incur additional indebtedness, grant liens on its assets, enter into business combinations outside the ordinary course of business, pay dividends, make certain investments or loans, allow its equipment to become a fixture to real estate or an accession to personal property, alter its lines of business, settle accounts, or make other fundamental corporate changes.

The Loan Agreement also contains financial maintenance covenants, including, but not limited to, the following:

—	maintaining Minimum Availability at all times of at least $4 million under the Minimum Availability Test. “Minimum Availability” is defined as (a) the lesser of: (i) the Revolving Loan Limit (which is up to 85% of the face amount of the Company’s eligible accounts receivable; plus the lesser of (x) up to 55% of the lower of cost or market value of the Company’s eligible inventory or up to 85% of the net orderly liquidation value of eligible inventory, whichever is less, or (y) $11 million; plus such reserves as the Lender may establish) and (ii) the Maximum Revolving Loan Limit of $20 million minus (b) the sum of (i) the amount of all then outstanding and unpaid Liabilities (to Lender, as defined) plus (ii) the aggregate amount of all then outstanding and unpaid trade payables and other obligations more than 60 days past due; plus (iii) the amount of checks issued by the Company which are more than 60 days past due but not yet sent and the book overdraft of the Company plus (iv) $4,000,000 owed by the Company to Arrow International;

—	maintaining Tangible Net Worth of $7,698,000 for the quarter ending December 31, 2002, $8,522,000 for the quarter ending March 31, 2003, $9,475,000 for the quarter ending June 30, 2003, $10,544,000 for the quarter ending September 30, 2003, $11,728,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as shareholders’ equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of FASB No. 142 as determined solely by Lender plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender);

—	maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of 1.10 to 1.0 from April 1, 2002 through December 31, 2002, 1.20 to 1.0 from April 1, 2002 through March 30, 2003, 1.40 to 1.0 for the quarter ending June 30, 2003 and for the immediately preceding four fiscal quarters, and 1.50 to 1.0 for the quarter ending September 30, 2003 and for the immediately preceding four fiscal quarters and each fiscal quarter thereafter;

—	maintain EBITDA, based on the immediately preceding four fiscal quarters, of $4,000,000 on December 31, 2002, $5,437,000 on March 31, 2003, $6,605,000 on June 30, 2003, $7,374,000 on September 30, 2003 and $7,482,000 on December 31, 2003 and each fiscal quarter thereafter; and

—	limit capital expenditures to no more than $500,000 during any fiscal year.

The Loan Agreement also specifies certain Events of Default, including, but not limited to, failure to pay obligations when due, failure to direct its account debtors to make payments to an established lockbox, failure to make timely financial reports to the Lender, the breach by the Company or any guarantor of any obligations with any other Person (as defined in the Loan Agreement) if such breach might have a material adverse effect on the Company or such guarantor, breach of representations, warranties or covenants, loss of collateral in excess of $50,000, bankruptcy, appointment of a receiver, judgments in excess of $25,000, any attempt to levy fees or attach the collateral, defaults or revocations of any guarantees, institution of criminal proceedings against the Company or any guarantor, occurrence of a change in control, the occurrence of a material adverse change or a default or an event of default under certain subordinated debt documents. Upon the occurrence of any Event of Default, the Lender may accelerate the Company’s obligations under the Loan Agreement.

As of the date of this filing, the Company has complied with all of the requirements of the Loan Agreement and believes that it has the financial resources available to meet its working capital needs through fiscal year 2002.

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

Pursuant to the LaSalle Credit Facility, the Company also issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of common stock at an exercise price of $.01 per share. The Company recorded the estimated fair value of the warrant as of March 18, 2002 of approximately $695,000, determined using the Black-Scholes model (using weighted average assumptions as follows: dividend yield of 0%, expected life of 3 years, expected volatility of 112.2% and a risk free interest rate of 2.43%) as a reduction of the gain on early extinguishment of debt.

The Junior Note in the amount of $2 million bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a principal payment on the Junior Note of $22,500 is payable on the first day of each month until maturity of the Junior Note.

As a condition to closing, the Company also agreed to enter into a Securityholders Agreement dated March 16, 2002 with ComVest, Medtronic, LaSalle, the CEO and the Company’s President (together ComVest, Medtronic, LaSalle, the CEO and the Company’s President are the “Investors”) under which the Company granted certain registration rights, rights of first refusal and corporate governance rights to the Investors. The registration rights require the Company to file a shelf registration statement covering the resale of certain shares of common stock issuable pursuant to the Recapitalization and to include, at the Investors’ option, certain of the Investors’ shares of common stock in any registration statement undertaken by the Company, at the Company’s expense. Pursuant to the Securityholders Agreement, ComVest and Medtronic have been granted (i) a right of first refusal to purchase all or part of their pro rata share of new securities which the Company may propose to sell or issue, (ii) the right of first refusal to participate in any sale of the CEO’s and/or the Company’s President’s shares of common stock of the Company to third parties upon the same terms and conditions, (iii) the co-sale right of first refusal to participate in sales of shares of the Company’s common stock by the CEO and/or the Company’s President and (iv) the “bring-along right” to require the CEO and the Company’s President to sell the same percentage of shares of common stock as the holders of the rights propose to sell in the event that the rights holders propose to sell 51% or more of their common stock. The corporate governance rights include, but are not limited to, the following: (i) granting ComVest the right to designate one ComVest director and two additional independent directors, (ii) requiring that certain actions of the Board of Directors include the affirmative vote of the ComVest director, (iii) requiring the Company to establish and maintain an Executive Committee consisting of the ComVest director as Chairman, one of the independent directors designated by ComVest, and the CEO, and (iv) requiring that the Executive Committee approve certain actions. Failure to comply with the Securityholders Agreement is considered an Event of Default under the Note Purchase Agreement.

On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company will promote and provide technical advice for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. After basic sales training, sales representatives of the Company and of its distributors will promote the sale of such systems, identify appropriate patients for such systems, and after additional training provide assistance in the implantation and refill procedure for such systems, for which identification and assistance the Company will be compensated by Medtronic. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes.

To effect the Recapitalization, the Company also entered into certain ancillary agreements including the following: (i) a voting agreement under which the CEO and the Company’s President have agreed to vote their shares in favor of all proposals relating to the Recapitalization; (ii) a new employment agreement and option agreements with the CEO that grants him options to purchase an aggregate of 3,500,000 shares of common stock (the new employment agreement replaced the CEO’s previous employment agreement and reduced the previous term of employment and the previous severance compensation and benefits from approximately four years to twelve months.); (iii) a new employment agreement and an option agreement with the Company’s President that grants him options to purchase 1,000,000 shares of common stock (the new employment agreement replaced the President’s previous employment agreement and reduced the previous term of employment from approximately four years to six months and reduced the previous severance compensation and benefits from approximately four years to twelve months.); (iv) an advisory agreement with an affiliate of ComVest under which the affiliate received 2,645,398 shares of common stock and a cash fee of $750,000; (v) a note with ComVest under which ComVest received 75,000 shares in exchange for advancing certain transaction expenses associated with the Recapitalization; (vi) an expense guaranty with the CEO under which he received 150,000 shares of common stock in exchange for agreeing to reimburse ComVest for certain of its transaction expenses in the event that the Recapitalization were not consummated; and (vii) an advance note with the CEO under which he received 75,000 shares of common stock in exchange for advancing to the Company certain transaction expenses associated with the Recapitalization. The Company recognized compensation expense of approximately $1,400,000 during the first quarter of 2002 related to 2,500,000 of the options granted to the CEO and all of the options granted to the Company’s President. The remaining 1,000,000 options that were granted to the CEO are performance-based, and the Company will measure and recognize compensation as the options are earned. The Company recorded the estimated fair value of the shares of the common stock issued to ComVest of approximately $2,500,000, as well as the cash fee of $750,000, as a reduction of its extraordinary gain on early extinguishment of debt. The Company recorded the value of the shares of the common stock issued to the CEO of approximately $152,000 as debt cost and will amortize over the terms of the related agreements.

The auditor’s opinion accompanying the consolidated financial statements in the Form 10-K states that there is substantial doubt as to the Company’s ability to continue as a going concern. Delivery of this opinion would have triggered an Event of Default under the Loan Agreement and the Note Purchase Agreement as originally executed because both agreements require audited financial statements to be delivered within 90 days of December 31, 2001 with an auditor’s opinion that does not contain such going concern language. However, the default provisions relating to the audit opinion in the Loan Agreement and the Note Purchase Agreement have been waived.

As a result of the Recapitalization, the BofA Credit Facility, the Forbearance Agreement with Bank of America, and all subsequent amendments were terminated. Because those agreements were significant to the capitalization of the Company prior to the Recapitalization, the terms of those agreements are summarized below:

Effective March 30, 2001, the Company entered into a Forbearance Agreement (as amended, the “Forbearance Agreement”) and a First Amendment to Forbearance Agreement with Bank of America, N.A. (“Bank of America”) wherein Bank of America agreed to forbear from exercising its rights and remedies allowed under a $50 million amended and restated credit facility (the “BofA Credit Facility”) due to certain defaults. The Company was in default at that time for violating certain restrictive covenants and for failing to make principal payments when due. All of the defaults were forborne as provided for in the Forbearance Agreement, and revised restrictive covenants were set. By September 30, 2001, the Company was in default under the Forbearance Agreement for failing to comply with several of the revised covenants, including minimum net worth, debt service coverage, leverage and minimum EBITDA.

Effective October 15, 2001, the Company entered into a Second Amendment to the Forbearance Agreement (the “Second Amendment”). The Second Amendment amended the terms of the Forbearance Agreement as follows: (i) changed the termination date of the Forbearance Agreement (the “Termination Date”) from March 31, 2002 to January 15, 2002 (the period from March 30, 2001 through January 15, 2002 being defined as the “Forbearance Period”); (ii) required the Company to maintain a general operating account with Bank of America and restricted the use of funds in a calendar month to payments equal to or less than the monthly budget submitted to Bank of America; (iii) required the Company to pay accrued or unpaid interest on the BofA Note on the first day of each month beginning November 1, 2001 and each month thereafter during the Forbearance Period at the Bank of America Prime Rate plus 2.5% per annum; and (iv) added additional reporting requirements.

The Second Amendment also amended the “Termination Events” as defined in the Forbearance Agreement to include the following: (i) the Company fails to execute and deliver or to cause the Company’s Chief Executive Officer (the “CEO”) and related entity to execute and deliver within ten days from the effective date of the Second Amendment a pledge to Bank of America of all the stock owned by the CEO and documentation to amend the current pledge agreement between the CEO, an affiliate and the Company; (ii) the Company fails to engage and hire within five days from the effective date of the Second Amendment competent crisis and turn around management and a new Chief Executive Officer to report directly to the independent members of the Company’s Board of Directors; (iii) the Company fails to provide Bank of America within five days from the effective date of the Second Amendment a copy of resolutions confirming the resignation of the CEO as an officer and director of the Company and that no further salary or bonuses shall be paid to the CEO; (iv) the Company fails to make efforts to refinance the amounts outstanding under the BofA Credit Facility and fails to provide weekly status reports; (v) on or before December 15, 2001, the Company fails to provide Bank of America evidence that the Company has engaged an investment banking firm to begin marketing the sale of the assets of the Company if the amounts outstanding under the BofA Credit Facility are not paid off by the Termination Date; or (vi) the Company fails to execute and deliver to Bank of America within 24 hours of Bank of America’s request a consent order consenting to the appointment of a Receiver in the event of a Termination Event, as defined.

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

The Forbearance Agreement provided for the payment of Excess Cash Flow, as defined in the BofA Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2001. In addition, the Forbearance Agreement required an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company’s sale of the Ideas for Medicine business (“IFM”) (see Note 14 to the Company’s consolidated financial statements contained in the Form 10-K.

The Forbearance Agreement further required payments of $300,000 each on a short-term bridge loan (the “BofA Bridge Loan”) on May 31, 2001, August 31, 2001, and November 30, 2001. The proceeds of the BofA Bridge Loan were used to fund a short-term bridge loan to the Company’s Chairman of the Board, CEO, and largest shareholder (the “Shareholder Bridge Loan”) (see Note 11 to the Company’s Consolidated Financial Statements included in the 10-K). The Company received approximately $474,000 from the CEO as payment on the Shareholder Bridge Loan and paid that amount to reduce the amount outstanding under the BofA Bridge Loan. In addition, the CEO paid approximately $426,000 directly to Bank of America, which was applied against the BofA Bridge Loan (and which the Company applied to the Shareholder Bridge Loan).

The Forbearance Agreement also provided for a forbearance and restructuring fee of $10,000 plus related expenses and interest at the rate then in effect plus 6% upon a Termination Event, as defined in the Forbearance Agreement.

As permitted under the BofA Credit Facility and BofA Bridge Loan documents, Bank of America instituted a sweep arrangement whereby funds collected in the Company’s lockbox accounts were swept periodically into a Bank of America account and applied against the outstanding loan under the BofA Credit Facility. The financial institutions which held such accounts were notified by Bank of America that such lockbox arrangements had been instituted, and the Company’s right to withdraw, transfer or pay funds from the accounts had been terminated. The Company periodically applied to receive additional loans under the Working Capital Loans under the BofA Credit Facility to the extent such loan had been paid down under the lockbox arrangement.

In connection with the Forbearance Agreement, the Company issued a warrant to Bank of America to acquire 435,157 shares of the Company’s common stock for $.05 per share. The warrant was exercisable by Bank of America during a three-year period without regard to the status of the BofA Credit Facility or the BofA Bridge Loan. The Company recorded the estimated fair value of the warrant as of April 2001 of $260,000, determined using the Black-Scholes Model (using weighted average assumptions as follows: dividend yield of 0%, expected life of five years, expected volatility of 107.6% and a risk free interest rate of 4.44%) as a deferred cost which was being amortized over the Forbearance Period. As with the BofA Credit Facility and other related agreements, the warrant was terminated in connection with the Recapitalization.

The Forbearance Agreement also required the Company to hire on or before June 30, 2001 a new chief operating officer, restricted the repayment of principal debt to junior lien holders, and to either (i) sell the assets of IFM or (ii) obtain an agreement from the seller of the IFM business to defer all payments under the related promissory note through the Termination Date (see Note 7 to the Company’s interim condensed consolidated financial statements contained elsewhere in this Form 10-Q regarding the sale of the IFM business.) The Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and the Company did not hire a replacement. The Company sold the assets of the IFM business as of March 30, 2001 (see Note 7).

On December 15, 2001, the Company entered into a third amendment to the Forbearance Agreement under which Bank of America consented to the increase in payments of $8,000 per month to certain former shareholders of Stepic Corporation (“Stepic”) (see Note 6 to the Company’s consolidated financial statements in the Form 10-K).

In January 2002, the Company entered into a fourth amendment to Forbearance Agreement with Bank of America, pursuant to which Bank of America agreed to extend the Forbearance Period until March 15, 2002 (the “Expiration Date”) in order for the Company to consider its strategic alternatives. On March 15, 2002, the BofA Credit Facility was assigned from BofA to ComVest. On March 16, 2002, the Company issued the Convertible Notes in an aggregate amount of $15 million to ComVest, Medtronic and the Additional Note Purchasers. On March 18, 2002, the Company entered into the LaSalle Credit Facility.

As of December 31, 2001, $3,465,874 was outstanding under the Working Capital Loans, and $36,518,039 was outstanding under the Acquisition Loans, each as defined in the BofA Credit Facility. No funds were available for borrowing under the BofA Credit Facility as of December 31, 2001, except as may be available under the sweep arrangement described below. In addition, the Company had an outstanding standby letter of credit of $144,000 as of December 31, 2001. The letter of credit, which had terms through January 2002, collateralized the Company’s obligations to a third party in connection with an acquisition (see Note 12 to the consolidated financial statements included in the Form 10-K).

Effective March 30, 2001, through the Termination Date of the Forbearance Agreement, the BofA Credit Facility bore interest at the Bank of America prime rate plus 2.5% per annum. As of December 31, 2001, the Company’s interest rate on the BofA Credit Facility was approximately 7.25%.

The BofA Credit Facility called for an unused commitment fee payable quarterly, in arrears, at a rate of .375% per annum, as well as a letter of credit fee payable quarterly, in arrears, at a rate of 2% per annum. Both fees were based on a defined calculation in the agreement. In addition, the BofA Credit Facility required an administrative fee in the amount of $30,000 to be paid annually.

The Company’s obligations under the BofA Credit Facility were collateralized by liens on substantially all of the Company’s assets, including inventory, accounts receivable and general intangibles as well as a pledge of the stock of the Company’s subsidiaries. The Company’s obligations under the BofA Credit Facility were also guaranteed individually by each of the

Company’s subsidiaries (the “Guarantees”). The obligations of such subsidiaries under the Guarantees were collateralized by liens on substantially all of their respective assets, including inventory, accounts receivable and general intangibles. The Company’s obligation under the Bridge Loan was collateralized by the pledge of 2,813,943 shares of the Company’s common stock beneficially owned by the CEO and an affiliate, and by the collateral previously pledged by the Company to Bank of America under the BofA Credit Facility.

5.   Related-Party Transactions

As discussed in Note 6 to the Company’s consolidated financial statements in the Form 10-K, on June 6, 2000, the Company obtained the BofA Bridge Loan in the amount of $900,000, which was used to fund the Shareholder Bridge Loan to the Company’s CEO. The Shareholder Bridge Loan required interest at either the Index Rate or adjusted LIBOR, as defined in the Shareholder Bridge Loan, plus 4.5% as elected by the CEO. As of December 31, 2001, the interest rate was based on the Index Rate with a resulting rate of approximately 11.32%. The Shareholder Bridge Loan and related accrued interest were recorded as contra-equity in the consolidated balance sheets and were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due under the BofA Bridge Loan, thereby causing the Company to default under the BofA Bridge Loan and the BofA Credit Facility (see Note 6 to the Form 10-K). During 2001, the CEO paid the Shareholder Bridge Loan obligation of $900,000 as described in Note 6 to the Form 10-K. Accrued interest of $109,305 related to the Shareholder Bridge Loan was outstanding as of March 31, 2002 and December 31, 2001 and recorded as contra-equity.

The Company has unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable in the amount of $112,613 and $337,837, plus accrued interest receivable of $58,218 and $168,800 as of March 31, 2002 and December 31, 2001, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997 and were amended in September 2001 to extend the maturity date from 2000 to December 31, 2002. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets. In March of 2002, approximately $342,000 was paid to the Company by the CEO and the President in full settlement of their outstanding balances, which included accrued interest.

During 2001, Tunstall Consulting, Inc., an affiliate of Gordon Tunstall, a director of the Company, provided consulting services to the Company with respect to financial and certain related matters, including the Recapitalization. In 2001, the Company incurred fees of $484,013 in consideration for such services. In the three months ended March 31, 2002, the Company incurred fees of $318,185 to Tunstall Consulting for consulting services rendered to the Company in connection with the Recapitalization.

See Note 11 of the Company’s consolidated financial statements included in the Form 10-K for description of the Company’s other related party transactions.

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

Effective November 15, 2001, the exclusive distributor agreement between Stepic Corporation, the Company’s wholly owned distributor subsidiary (“Stepic”) and Pall Medical Companies (“Pall”) was terminated. As part of the termination, Stepic was permitted to sell the Pall critical care products through November 14, 2001 and the Pall blood products through January 31, 2002. In addition, Stepic has the right to return for credit all remaining Pall inventory within 30 days of the last permitted sale date.

The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $571,000 and $649,000 as of March 31, 2002 and December 31, 2001, respectively, related to amounts to be rebated to the various distributors.

The Company is party to numerous agreements which contain certain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events, as defined, occur.

Effective October 15, 1998, the Company completed the purchase of the outstanding stock of Stepic for $8 million in cash and contingent payments of up to $12 million over a three-year period based upon the successful achievement of certain specified future earnings targets by Stepic. The Company recorded additional purchase price payable to the previous Stepic shareholders of approximately $2.1 million, $1.2 million, and $667,000, respectively, representing the Company’s additional earned contingent payments for the anniversary years ending October 31, 1999, 2000 and 2001, respectively, as required by the purchase agreement (the “Purchase Agreement”). All additional payments made have been accounted for as additional costs of acquired assets and amortized over the remaining life of the assets.

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

Pursuant to the terms of the Note Purchase Agreement, the holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment. See Note 4 to these interim condensed consolidated financial statements.

As described in note 4 to the interim condensed consolidated financial statements contained in this Form 10-Q, the Loan Agreement sets forth certain Events of Default, the occurrence of which would allow the Lender to accelerate the Company’s obligations under the Loan Agreement. See Note 4 to these interim condensed consolidated financial statements.

On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company will promote and provide technical advice for Medtronic's implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes. See Note 4 to these unaudited interim condensed consolidated financial statements.

7.   Sale of IFM

Effective March 30, 2001 (the “IFM Closing Date”), the Company completed the sale of certain IFM assets for the assumption of the Note related to IFM (see Note 6 of the consolidated financial statements contained in the Form 10-K), cash of $2,250,500 upon closing, and cash of $150,000 due six months from the IFM Closing Date (the “Second Installment”). Assets sold included inventory of $3.3 million, property and equipment of $2.4 million, and intangible assets of $1.6 million. The asset purchase agreement provided for a purchase price adjustment related to certain inventory values within five business days after the IFM Closing Date. Based on the values of the inventory following the IFM Closing Date, the Company recorded an additional purchase price receivable of approximately $70,000 which is to be paid as part of the Second Installment. In addition to the purchase of certain assets, the purchaser assumed the Company’s sublease of the IFM facility and the related employees.

The Second Installment in the amount of approximately $220,000 was due from the purchaser on September 30, 2001. As of March 31, 2002, the Second Installment has not been paid, and the purchaser has sought indemnification under the asset purchase agreement for the Company’s alleged breach of its representations and warranties set forth in the agreement. On September 24, 2001, the Company filed a Complaint for Declaratory Judgement and Breach of Contract against the purchaser in the Superior Court of Fulton County in the State of Georgia. As of March 31, 2002 and December 31, 2001, the Company has fully reserved the amount due from the purchaser of approximately $220,000.

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

The table below presents information about the reported sales (which include intersegment sales) and gross profit (which include intersegment gross profit) of the Company’s segments as of and for the three months ended March 31, 2002 and 2001.

	Three Months Ended		Three Months Ended
	March 31, 2002		March 31, 2001

	Sales	Gross Profit	Sales	Gross Profit

Manufacturing	$4,391,221	$2,261,154	$7,285,449	$3,958,527
Distribution	8,104,217	1,489,703	9,565,534	1,819,458

	$12,495,438	$3,750,857	$16,850,983	$5,777,985

A reconciliation of total segment sales to total consolidated sales and total segment gross profit to total consolidated gross profit of the Company for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Total segment sales	$12,495,438	$16,850,983
Elimination of intersegment sales	(576,105)	(431,200)

Consolidated sales	$11,919,333	$16,419,783

	Three Months Ended

	March 31,	March 31,
	2002	2001

Total segment gross profit	$3,750,857	$5,777,985
Elimination of intersegment gross profit	12,744	150,706

Consolidated gross profit	$3,763,601	$5,928,691

A reconciliation of total segment assets to total consolidated assets of the Company as of March 31, 2002 and December 31, 2001 is as follows:

	March 31, 2002	December 31, 2001

Manufacturing	$28,601,212	$35,768,752
Distribution	34,400,177	35,633,080

Total segment assets	63,001,389	71,401,832
Elimination of intersegment receivables	(36,143)	(54,292)

Consolidated assets	$62,965,246	$71,347,540

Except for a sales office located in Belgium, the Company’s operations are located in the United States. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three months ended March 31, 2002 and 2001, is as follows:

	Three Months Ended

	March 31, 2002	March 31, 2001

United States	$11,443,025	$15,725,922
Foreign	476,308	693,861

Consolidated net sales	$11,919,333	$16,419,783

9.   Liquidity

The Company incurred a loss of approximately $5 million in 2001, and as discussed in Note 6 of the consolidated financial statements included in the Form 10-K, the Company was in violation of the Forbearance Agreement with Bank of America as of December 31, 2001 and continuing into 2002. As more fully described in Note 4 of the interim condensed consolidated financial statements contained elsewhere in this Form 10-Q, the Company has completed a recapitalization transaction that extinguished all of the Company’s outstanding debt and warrants held by Bank of America, entered into new financing facilities with new lenders and substantially reduced the Company’s total outstanding debt. The Company’s senior loan agreement contains certain requirements which are either determined at the discretion of the lender or involve meeting financial covenants. The Company is unable to objectively determine or measure whether it can comply with those requirements. While there can be no assurance, it is the Company’s expectation to comply with these requirements and to have the financing facilities available for its working capital needs throughout 2002. If the Company is unable to comply with the requirements of the new financing facilities during 2002, the Company may not be able to borrow under the senior loan agreement, and all amounts may become immediately due.

10.   Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level; 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142, the Company recorded an impairment loss of $6.9 million.

In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

	Net Income	Basic EPS	Diluted EPS

Reported	($434,523)	($0.03)	($0.03)
Add: amortization adjustment	212,976	0.01	0.01

Adjusted	($221,547)	($0.02)	($0.02)

Finite lived intangible assets as of March 31, 2002, subject to amortization expense, are comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Patents	$8,218,000	$(2,423,283)	$5,794,717
Non-compete and consulting agreements	2,100,592	(1,914,722)	185,870
Debt issuance costs	1,450,087	(29,082)	1,421,005
Other	368,253	(305,718)	62,535

Total	$12,136,932	$(4,672,805)	$7,464,127

Amortization expense for finite lived intangible assets was $335,449 for the three months ended March 31, 2002. Annual estimated amortization expense for each of the five succeeding fiscal years is expected to approximate $600,000.

The net carrying value of goodwill as of March 31, 2002 by operating segment is as follows:

Manufacturing	$8,706,001
Distribution	16,101,903

Total Goodwill	$24,807,904

The change in the net carrying amount of goodwill during the three months ended March 31, 2002 is due to the impairment loss recorded on the manufacturing segment of $6.9 million upon the adoption of SFAS 142.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net Sales. Net sales decreased 27.4% to $11.9 million for the first quarter of 2002 from $16.4 million for the first quarter of 2001. This decrease is primarily attributable to the fact that sales of the IFM product line (of approximately $1.7 million in the first quarter of 2001) are not included in 2002 net sales as the product line was sold on March 30, 2001, and a decline in distribution sales in the first quarter of 2002, due to the loss of one of Stepic’s manufacturing product lines (Pall) at the end of 2001 which represents an approximate $1.1 million revenue loss in first quarter of 2002 from first quarter 2001. The allocation of net sales on a segment basis for the three months ended March 31, 2002 resulted in net sales of $4.4 million from the manufacturing segment and $8.1 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the three months ended March 31, 2001 resulted in net sales of $7.3 million from the manufacturing segment and $9.6 million from the distribution segment, before intersegment eliminations.

     Gross Profit. Gross profit decreased 36.5% to $3.8 million for the first quarter of 2002 from $5.9 million for the first quarter of 2001. Gross margin percentage decreased to 31.6% in the first quarter of 2002 from 36.1% in the first quarter of 2001. The decrease in gross profit is the result of decreased sales and the decrease in gross margin percentage is the result of distribution sales, which generate a lower gross margin percentage, comprising a larger percentage of total sales in the first quarter of 2002 compared to the first quarter of 2001. The allocation of gross profit between segments for the three months ended March 31, 2002 resulted in gross profit of $2.3 million from the manufacturing segment and $1.5 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the three months ended March 31, 2001 resulted in gross profit of $4 million from the manufacturing segment and $1.8 million from the distribution segment, before intersegment eliminations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased approximately $1.6 million or 30.8% to approximately $6.7 million for the first quarter of 2002 compared with $5.1 million for the first quarter of 2001. This increase is fully attributable to recapitalization expenses of approximately $2.6 million incurred as a result of the Company’s recapitalization transaction in March 2002. Exclusive of the recapitalization expenses, SG&A decreased approximately $1 million over the first quarter of 2001. This decrease is a result of lower turnaround expenses, including consulting fees, PR campaign fees and severances, as well as lower salaries, travel and amortization expenses in 2002. SG&A expenses increased as a percentage of net sales to 56.3% for the first quarter of 2002 from 31.3% for the first quarter of 2001. This increase is due to decreased sales as well as the recapitalization expenses in the first quarter of 2002 from the first quarter of 2001.

     Interest Expense. Net interest expense decreased to approximately $1.2 million in the first quarter of 2002 compared to approximately $1.3 million in the first quarter of 2001. The decrease in 2002 is due to lower debt outstanding during the first quarter of 2002 compared to the first quarter of 2001 as well as lower interest rates under the Company’s BofA Credit Facility in the first quarter of 2002.

     Extraordinary Gain. The Company recorded an extraordinary gain of approximately $11.7 million on the extinguishment of its BofA debt as a result of the recapitalization transaction during the first quarter of 2002.

     Goodwill Impairment Loss. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company recognized an impairment loss of approximately $6.9 million related to its manufacturing reporting unit. The Company has identified two reporting units, the aforementioned manufacturing unit and the distribution unit. These reporting units are consistent with the Company's previously identified reportable segments under SFAS 131. In applying the transitional impairment model prescribed by SFAS 142, the Company used a discounted cash flow model to determine the fair value of the net assets of each of the Company's reporting units. Significant assumptions utilized in the model were revenue growth rates, gross margin percentages, depreciation and amortization, capital expenditures, working capital requirements, and the appropriate discount rate. The fair value of the Company's manufacturing reporting unit's net assets were less than the carrying value of those net assets; thus, the Company proceeded to step 2 of the SFAS 142 impairment model, whereby the Company allocated that fair value to the reporting unit's tangible and intangible net assets. The Company utilized various methods to determine the fair value of the manufacturing unit's identifiable intangible assets, including discounted cash flows, royalty savings method, and the cost approach. Significant assumptions used in valuing these intangible assets included price premiums, expected effective tax rates, the discount rate, remaining useful lives of intangible assets, royalty rates, and residual values. A comparison of the implied fair value of goodwill, calculated from the allocation of fair value described above, to the carrying net book value of goodwill at January 1, 2002 yielded the impairment charge described above. The Company applied the same methodology to its distribution unit and concluded that the goodwill associated with that reporting unit was not impaired.

     Income Taxes. The Company's projected taxable income from continuing operations and extinguishment of the BofA Credit Facility is expected to be fully offset by a net operating loss carryforward upon which a valuation allowance had previously been established in 2001. This valuation allowance is now being released to the extent of the projected taxable income in 2002. A valuation allowance remains in effect on the remaining deferred tax assets because, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

     Net cash used in operating activities was $2.4 million for the three months ended March 31, 2002 compared with approximately $607,000 for the three months ended March 31, 2001. The increase in cash used in operations during 2002 compared to 2001 was primarily attributable to the Recapitalization transaction expenses paid in 2002, as well as the increased loss from operations in 2002 from 2001 (see above description in "Results of Operations").

     Net cash provided by investing activities was approximately $262,000 for the three months ended March 31, 2002 compared to $2.2 million for the three months ended March 31, 2001. Cash provided by investing activities in 2002 consisted of cash proceeds from the CEO and President for payment of their shareholder notes outstanding. Cash provided by investing activities in 2001 consisted of cash proceeds from the sale of IFM of approximately $2.3 million. Cash used in investing activities in both 2002 and 2001 included capital expenditures for the Company’s facilities.

     Net cash provided by (used in) financing activities was approximately $77,000 for the three months ended March 31, 2002 compared to approximately ($799,000) for the three months ended March 31, 2001. Financing activities in 2002 substantially consisted of debt issuance costs paid as part of the Recapitalization of approximately $1.5 million as well as net proceeds from the issuance of long-term debt and payment of debt on the Company’s BofA Credit Facility, both pursuant to the Recapitalization. 2001 financing activities primarily consisted of borrowings from and repayments of its working capital loan under its BofA Credit Facility, as well as a principal payment of its BofA Credit Facility of approximately $2.3 million from the proceeds of the sale of IFM.

     The Company incurred a loss of approximately $5 million in 2001, and as discussed in Note 6 of the consolidated financial statements included in the Form 10-K, the Company was in violation of the Forbearance Agreement with Bank of America as of December 31, 2001 and continuing into 2002. As more fully described below, the Company has completed a recapitalization transaction that extinguished all of the Company’s outstanding debt and warrants held by Bank of America, entered into new financing facilities with new lenders and substantially reduced the Company’s total outstanding debt. The Company’s senior loan agreement contains certain requirements which are either determined at the discretion of the lender or involve meeting financial covenants. The Company is unable to objectively determine or measure whether it can comply with those requirements. While there can be no assurance, it is the Company’s expectation to comply with these requirements and to have the financing facilities available for its working capital needs throughout 2002. If the Company is unable to comply with the requirements of the new financing facilities during 2002, the Company may not be able to borrow additional funds, and all amounts under the senior loan agreement may become immediately due.

     On March 19, 2002, the Company announced that it had completed an arrangement with ComVest, LaSalle, and Medtronic to recapitalize the Company by extinguishing all of the Company’s senior debt and warrants held by Bank of America and substantially reducing the Company’s total outstanding debt. Pursuant to the Recapitalization, the Company issued Convertible Notes in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Note payable to Bank of America, and entered into the LaSalle Credit Facility for up to $22 million, of which approximately $8.8 million was outstanding as of March 31, 2002.

     A summary of the details of the Recapitalization affecting the Company’s liquidity is as follows:

     On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the outstanding $50 million BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the BofA Note, the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The estimated fair value of the warrants on March 15, 2002 of approximately $345,000 were recorded in additional paid-in-capital, and the existing value of the warrant of $260,000 was extinguished.

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

     On March 18, 2002, the Company entered into the LaSalle Credit Facility pursuant to the Loan Agreement. Under the Loan Agreement, the Lender has provided a $20 million Revolving Loan and a $2 million Term Loan. The Company used the proceeds to repay the Bridge Loan and expenses related to the Recapitalization and will use the remaining proceeds for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below). As collateral, the Company granted a security interest in all of the Company’s present and future assets, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located. The Loan Agreement contains affirmative and negative covenants as well as financial maintenance covenants (See Note 4 to the interim condensed consolidated financial statements included in this Form 10-Q).

     The Loan Agreement also specifies certain Events of Default, including, but not limited to, failure to pay obligations when due, failure to direct its account debtors to make payments to an established lockbox, failure to make timely financial reports to the Lender, the breach by the Company or any guarantor of any obligations with any other Person (as defined in the Loan Agreement) if such breach might have a material adverse effect on the Company or such guarantor, breach of representations, warranties or covenants, loss of collateral in excess of $50,000, bankruptcy, appointment of a receiver, judgments in excess of $25,000, any attempt to levy fees or attach the collateral, defaults or revocations of any guarantees, institution of criminal proceedings against the Company or any guarantor, occurrence of a change in control, the occurrence of a Material Adverse Change or a default or an event of default under certain subordinated debt documents. Upon the occurrence of any Event of Default, the Lender may accelerate the Company’s obligations under the Loan Agreement.

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

     Pursuant to the LaSalle Credit Facility, the Company also issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of common stock at an exercise price of $.01 per share. The Company recorded the estimated fair value of the warrant as of March 18, 2002 of approximately $695,000, determined using the Black-Scholes model (using weighted average assumptions as follows: dividend yield of 0%, expected life of 3 years, expected volatility of 112.2% and a risk free interest rate of 2.43%) as a reduction of the gain on early extinguishment of debt.

     The Junior Note in the amount of $2 million bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a principal payment on the Junior Note of $22,500 is payable on the first day of each month until maturity of the Junior Note.

     The auditor’s opinion related to the consolidated financial statements included in the Form 10-K, states that there is substantial doubt as to the Company’s ability to continue as a going concern. Delivery of this opinion would have triggered an Event of Default under the Loan Agreement and the Note Purchase Agreement as originally executed because both agreements require audited financial statements to be delivered within 90 days of December 31, 2001 with an auditor’s opinion that does not contain such going concern language. However, the default provisions relating to the audit opinion in the Loan Agreement and the Note Purchase Agreement have been waived.

     As of the date of this filing, the Company has complied with all of the requirements of the Loan Agreement and believes that it has the financial resources available to meet its working capital needs through fiscal year 2002.

     As a result of the Recapitalization, the BofA Credit Facility, the Forbearance Agreement with Bank of America, and all subsequent amendments were terminated. However, because those agreements were significant to the capitalization and liquidity of the Company in 2001, the terms of those agreements are briefly summarized as follows:

     On March 30, 2001, the Company entered into a Forbearance Agreement and a First Amendment to the Forbearance Agreement wherein Bank of America agreed to forbear from exercising its rights and remedies under the BofA Credit Facility due to certain defaults. The Company was in default at that time for violating certain restrictive covenants and for failing to make principal payments when due. All of the defaults were forborne as provided for in the Forbearance Agreement, and revised restrictive covenants were set. By September 30, 2001, the Company was in default under the Forbearance Agreement for failing to comply with some of the revised covenants, including minimum net worth, debt service coverage, leverage and minimum EBITDA.

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

     The Second Amendment also amended the “Termination Events” as defined in the Forbearance Agreement to include the following: (i) the Company fails to execute and deliver or to cause the Company’s CEO, Marshall B. Hunt and Hunt LLLP to execute and deliver within 10 days from the effective date of the Second Amendment a pledge to Bank of America of all the stock owned by Hunt and documentation to amend the current Pledge Agreement between Hunt, Hunt LLLP and the Company. The pledge documents will be held in escrow and will be released only in the event that Hunt interferes with the daily operations of the Company determinable at the Bank of America’s discretion at any point prior to January 1, 2005; (ii) the Company fails to engage and hire within five days from the effective date of the Second Amendment competent crisis and turn around management and a new Chief Executive Officer who shall report directly to the independent members of the Company’s Board of Directors; (iii) the Company fails to provide Bank of America within five days from the effective date of the Second Amendment a copy of resolutions confirming Hunt’s resignation as an officer and director of the Company and that no further salary or bonuses shall be paid to Hunt; (iv) the Company fails to make efforts to refinance the amounts outstanding under the BofA Credit Facility and fails to provide weekly status reports; (v) on or before December 15, 2001, the Company fails to provide Bank of America evidence that the Company has engaged an investment banking firm to begin marketing the sale of the assets of the Company if the amounts outstanding under the BofA Credit Facility are not paid off by the Termination Date; or (vi) the Company fails to execute and deliver to Bank of America within 24 hours of Bank of America’s request a consent order consenting to the appointment of a receiver in the event of a Termination Event.

     In addition, the Second Amendment reduced the Working Capital Sublimit to $5,000,000 and limited the Working Capital Loan to the smaller of the Working Capital Sublimit or an amount equal to the Borrowing Base, as defined in the BofA Credit Facility. The Second Amendment also amended several of the financial covenants previously contained in the Forbearance Agreement.

     The Forbearance Agreement provided for the payment of Excess Cash Flow, as defined in the BofA Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2001. In addition, the Forbearance Agreement required an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company’s sale of the IFM product line (see Note 14 to the Company’s consolidated financial statements contained in the Form 10-K).

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

     The Forbearance Agreement also required the Company to hire on or before June 30, 2001 a new chief operating officer, restricted the repayment of principal debt to junior lien holders, and to either i) sell the assets of IFM or ii) obtain an agreement from the seller of the IFM product line to defer all payments under the related promissory note (see below) through the Termination Date (see Note 7 to the Company’s interim condensed consolidated financial statements included elsewhere in this Form 10-Q regarding the sale of the IFM product line). The Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and the Company did not hire a replacement. The Company sold the assets of the IFM product line as of March 30, 2001 (see Note 7).

     On December 15, 2001, the Company entered into a Third Amendment to the Forbearance Agreement under which Bank of America consented to the increase in payments of $8,000 per month to certain former shareholders of Stepic.

     In January 2002, the Company entered into a Fourth Amendment to the Forbearance Agreement with Bank of America, pursuant to which Bank of America agreed to extend the Forbearance Period until March 15, 2002 (the “Expiration Date”) in order for the Company to consider its strategic alternatives. On March 15, 2002, the BofA Credit Facility was assigned from BofA to ComVest. On March 16, 2002, the Company issued the Convertible Notes in an aggregate amount of $15 million to ComVest, Medtronic and the Additional Note Purchasers. On March 18, 2002, the Company entered into the LaSalle Credit Facility.

Recently Issued Accounting Standards

     Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

Forward-looking Statements

     Certain statements made in this quarterly report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the possible inadequacy of the Company’s cash flow from operations and cash available from external financing, the possibility of a breach of covenants in the Company’s senior credit facility, the satisfaction of which cannot be objectively determined, the Company’s limited manufacturing experience, the inability to efficiently manufacture different products and to integrate newly acquired products with existing products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company’s potential exposure to product liability, the inability to introduce new products, the Company’s reliance on a few large customers, the Company’s dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company’s ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed above, and other factors that you may wish to consider, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and is also contained in the Form 10-K under the section entitled “Risk Factors” and elsewhere and in the Company’s filings from time to time pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. Borrowings under the LaSalle Credit Facility accrue interest at annual rate of prime plus 2%, plus an additional 2% upon the occurrence of an event of default. As of March 31, 2002, the Company had approximately $8.8 million outstanding under the LaSalle Credit Facility. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002, the additional interest expense would be considered immaterial to the Company’s interim condensed consolidated financial position, results of operations and cash flows.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     See “Item 3. Legal Proceedings” in the Form 10-K for a discussion of legal proceedings affecting the Company. There have been no material developments in such legal proceedings since the filing of the Form 10-K.

ITEM 2.   CHANGES IN SECURITIES AND USE OF FUNDS.

     The Company issued convertible notes and shares of its common stock in connection with the Recapitalization. See Note 4 to the Company’s interim condensed consolidated financial statements contained herein.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Effective March 30, 2001, the Company entered into a Forbearance Agreement (as amended, the “Forbearance Agreement”) and a First Amendment to the Forbearance Agreement with Bank of America, N.A. wherein Bank of America agreed to forbear from exercising its rights and remedies allowed under a $50 million amended and restated credit facility due to certain defaults. The Company was in default at that time for violating certain restrictive covenants and for failing to make principal payments when due. All of the defaults were forborne as provided for in the Forbearance Agreement, and revised restrictive covenants were set. Between March 31, 2001 and December 31, 2001, the Company entered into three amendments to the Forbearance Agreement, amending the termination dates and imposing covenants on the Company.

     In January 2002, the Company entered into a fourth amendment to the Forbearance Agreement with Bank of America, pursuant to which Bank of America agreed to extend the Forbearance Period until March 15, 2002 in order for the Company to consider its strategic alternatives. On March 16, 2002, the Company consummated the Recapitalization, and the Forbearance Agreement was terminated.

     The auditor’s opinion accompanying the consolidated financial statements contained in the Form 10-K states that there is substantial doubt as to the Company’s ability to continue as a going concern. Delivery of this opinion would have triggered an Event of Default under the Loan Agreement and the Note Purchase Agreement as originally executed in connection with the Recapitalization because both agreements require audited financial statements to be delivered within 90 days of December 31, 2001 with an auditor’s opinion that does not contain such going concern language. However, the default provisions relating to the audit opinion in the Loan Agreement and the Note Purchase Agreement were waived.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit Number		Description of Exhibits

3.1	—	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.1	—	See Articles II, III, VII and IX of the Amended and Restated Articles of Incorporation filed as Exhibit 3.1 and Articles I, VII, VIII and IX of the Amended and Restated Bylaws filed as Exhibit 3.2, filed as Exhibit 4.1 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.2	—	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.3	—	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.

10.1	—	Note Purchase Agreement among the Company, ComVest Venture Partners, L.P. and certain Additional Note Purchasers dated March 1, 2002, filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.2	—	Voting Agreement among the Company, ComVest Venture Partners, L.P., Marshall B. Hunt, William E. Peterson, Jr. and Hunt Family Investments L.L.L.P., dated March 1, 2002, filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.3	—	Securityholders Agreement among the Company, ComVest Venture Partners, L.P., Medtronic, Inc. and certain shareholders, dated March 16, 2002, filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.

10.4	—	Senior Subordinated Convertible Note payable by the Company to ComVest Venture Partners, L.P., dated March 16, 2002, filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.5	—	Senior Subordinated Convertible Note payable by the Company to Medtronic, Inc., dated March 16, 2002, filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.6	—	Form of Senior Subordinated Convertible Note payable by the Company to certain additional parties, dated March 16, 2002, filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.7	—	Junior Subordinated Promissory Note payable by ComVest Venture Partners, L.P. to Bank of America, dated March 15, 2002 and assumed by the Company on March 15, 2002, filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.8	—	Securities Pledge Agreement among the Company, Marshall B. Hunt and Hunt Family Investments, L.L.L.P., dated March 16, 2002, filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.9	—	Loan and Security Agreement between the Company and Standard Federal Bank National Association acting by and through LaSalle Business Credit, Inc., as its agent, dated March 18, 2002, filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.10	—	Warrant, dated March 18, 2002, granted by the Company to Standard Federal Bank National Association, acting by and through LaSalle Business Credit, Inc, as its agent, which grants the right to purchase 0.6% of the Company’s common stock outstanding at a price of $0.01 per share until March 18, 2012, filed as Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.

10.11	—	Warrant, dated March 18, 2002, granted by the Company to Standard Federal Bank National Association, acting by and through LaSalle Business Credit, Inc, as its agent, which grants the right to purchase 0.9% of the Company’s common stock outstanding at a price of $0.01 per share until March 18, 2012, filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.12	—	Employment Agreement between the Company and Marshall B. Hunt, dated March 16, 2002, filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.13	—	Non-Qualified Stock Option Agreement between the Company and Marshall B. Hunt, dated March 15, 2002, for the purchase of 1,000,000 shares of the Company’s common stock at an option price of $0.45 per share, filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.14	—	Non-Qualified Stock Option Agreement between the Company and Marshall B. Hunt, dated March 15, 2002, for the purchase of 2,500,000 shares of the Company’s common stock at an option price of $0.45 per share, filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.15	—	Employment Agreement between the Company and William E. Peterson, Jr., dated March 16, 2002, filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.16	—	Non-Qualified Stock Option Agreement between the Company and William E. Peterson, Jr., dated March 15, 2002, for the purchase of 1,000,000 shares of the Company’s common stock at an option price of $0.45 per share, filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.17	—	Copromotion Agreement between the Company and Medtronic, Inc., dated March 15, 2002, filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.18	—	Agreement between the Company, Steven Picheny and Howard Fuchs, dated March 14, 2002, filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

     (b)  Reports on Form 8-K

     On March 20, 2002, the Company filed a Current Report on Form 8-K, disclosing its results of operations for fiscal year 2001 and also announcing that the Company had consummated the Recapitalization.

HORIZON MEDICAL PRODUCTS, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON MEDICAL PRODUCTS, INC.

(Registrant)

May 15, 2002	/s/ William E. Peterson, Jr.

President (Principal Financial Officer and Duly Authorized Officer)