Form 10-Q/A
period 2002-03-31
HORIZON MEDICAL PRODUCTS INC
filed 2002-08-14
CIK 1052958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Horizon Medical Products, Inc. (the Company) is filing this Amendment on Form 10-Q/A to revise Part 1, Item 1, Financial Statements and Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD & A”) contained in the Form 10-Q for the quarter ended March 31, 2002 (the “Original 10-Q”). Pursuant to inquiry from the Staff of the Securities and Exchange Commission, the Company determined that the accounting treatment for debt issued in connection with the recapitalization transaction described in Note 4 to the Original 10-Q requires revision. The Company had previously recorded this debt at face value, offset by a discount of $270,000, which represented the value of what was previously thought to be a beneficial conversion feature. The Company has subsequently determined that it should have recorded this new debt at its fair value of $33,343,685, which is substantially in excess of its face value of $15,000,000. However, under APB Opinion No. 14, paragraph 18, this substantial premium should be recorded as additional paid-in-capital. In addition, the new debt’s fair value should have been recorded as a component of the extraordinary loss on early extinguishment of debt. The effect of this change will result in the Company recognizing a $6,641,015 extraordinary loss, whereas the Company had previously recognized an $11,702,671 extraordinary gain.

In addition to the above, the Company discovered that a revision was required in the independent valuation report used in its initial goodwill impairment assessment upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company reported a $6.9 million impairment of its manufacturing division’s goodwill prior to such revision. Upon receipt of a revised independent valuation report, no impairment of the manufacturing division’s goodwill was indicated, but a $16.1 million impairment of the Company’s distribution division’s goodwill was indicated. The Company has restated its financial statements to reflect this revision.

The above-described revisions will collectively change the Company’s previously reported net income of $635,347 to a net loss of $26,720,284. As a result, the Company is restating the financial statements and the MD & A contained in the Original 10-Q. See Part I, Financial Information, Item 1 — Financial Statements, Note 1A.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q/A

For the Quarterly Period Ended March 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

The financial statements listed below are included on the following pages of this Report on Form 10-Q:
Interim Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.	4
Interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.	5
Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.	6
Notes to Interim Condensed Consolidated Financial Statements.	7

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2002	2001
	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$652,256	$2,748,617
Restricted cash	62,360	24,271
Accounts receivable - trade, net	9,268,850	10,052,052
Inventories	16,063,133	15,836,795
Prepaid expenses and other current assets	1,892,539	1,570,223

Total current assets	27,939,138	30,231,958
Property and equipment, net	2,607,630	2,723,896
Goodwill	15,650,359	31,752,259
Intangible assets, net	7,464,127	6,477,380
Other assets	146,447	162,047

Total assets	$53,807,701	$71,347,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$9,571,096	9,090,686
Accrued salaries and commissions	350,009	341,788
Accrued interest	90,507	256,106
Other accrued expenses	1,984,178	1,317,193
Current portion of long-term debt	8,854,713	40,585,159

Total current liabilities	20,850,503	51,590,932
Long-term debt, net of current portion	18,415,251	1,354,703
Other liabilities	116,061	119,761

Total liabilities	39,381,815	53,065,396

Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value per share; 50,000,000 shares authorized, 16,311,676 and 13,366,278 shares issued and outstanding as of March 31, 2002 and December 31, 2001	16,312	13,366
Additional paid-in capital	74,611,401	52,086,125
Shareholders’ notes receivable	(280,136)	(615,940)
Accumulated deficit	(59,921,691)	(33,201,407)

Total shareholders’ equity	14,425,886	18,282,144

Total liabilities and shareholders’ equity	$53,807,701	$71,347,540

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2002
	(Restated)	2001

Net sales	$11,919,333	$16,419,783
Cost of goods sold	8,155,732	10,491,092

Gross profit	3,763,601	5,928,691
Selling, general and administrative expenses	6,713,236	5,133,259

Operating (loss) income	(2,949,635)	795,432

Other income (expense):
Interest expense, net	(1,024,274)	(1,259,394)
Other income (expense)	(3,460)	29,439

	(1,027,734)	(1,229,955)

Loss before extraordinary item and effect of a change in accounting principle	(3,977,369)	(434,523)
Extraordinary loss on extinguishment of debt	(6,641,015)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 10)	(16,101,900)

Net loss	$(26,720,284)	$(434,523)

Basic and diluted earnings per share:
Loss before extraordinary item and effect of a change in accounting principle	$(0.29)	$(0.03)
Extraordinary loss on extinguishment of debt	(0.47)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 10)	(1.16)
Net loss per share – basic and diluted	$(1.92)	$(0.03)

Weighted average common shares outstanding – basic and diluted	13,934,451	13,366,278

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001
	(Restated)

Cash flows from operating activities:
Net loss	$(26,720,284)	$(434,523)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	189,843	295,669
Amortization of intangibles	335,449	616,695
Amortization of discount		41,370
Non-cash compensation charge	1,555,468
Impairment charge	16,101,900
Loss on extinguishment of debt	5,443,515
Non-cash increase in notes receivable-shareholders		(38,539)
(Increase) decrease in operating assets and liabilities, net:
Accounts receivable-trade	783,202	372,168
Inventories	(226,338)	(488,117)
Prepaid expenses and other assets	(306,716)	(464,783)
Income tax receivable/payable		89,944
Accounts payable-trade	480,410	(411,881)
Accrued expenses and other liabilities	(34,093)	(185,333)

Net cash used in operating activities	(2,397,644)	(607,330)

Cash flows from investing activities:
Cash proceeds from sale of IFM		2,250,500
Proceeds from shareholders’ notes receivable	335,804
Capital expenditures	(73,576)	(65,684)

Net cash provided by investing activities	262,228	2,184,816

Cash flows from financing activities:
Change in restricted cash	(38,089)	271,512
Debt issuance costs	(1,450,087)
Change in cash overdraft		(609,176)
Proceeds from issuance of long-term debt	43,997,631	19,667,500
Principal payments on long-term debt	(42,470,400)	(19,856,878)

Net cash provided by (used in) financing activities	39,055	(527,042)

Net (decrease) increase in cash and cash equivalents	(2,096,361)	1,050,444
Cash and cash equivalents, beginning of period	2,748,617	164,257

Cash and cash equivalents, end of period	$652,256	$1,214,701

Supplemental disclosures on non-cash investing and financing activities:

In connection with the March 2002 recapitalization transaction described in Note 4, the Company issued convertible notes that had a fair value of $33,343,685. The Company recorded these notes at their face value of $15,000,000, and the premium of $18,343,685 was recorded as an increase to additional paid-in-capital.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supersedes APB No. 17, and requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level; 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142, the Company recognized an impairment loss of approximately $16.1 million related to its distribution reporting unit. In addition, the Company ceased amortization of its goodwill (See Note 10 to the interim condensed consolidated financial statements for further information and required disclosures).

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

Note 1A. Revision of Financial Statements

Pursuant to inquiry from the Staff of the Securities and Exchange Commission, the Company determined that the accounting for debt issued in connection with the recapitalization transaction described in Note 4 to the Original 10-Q requires revision. The Company had previously recorded this debt at face value, offset by a discount of $270,000, which represented the value of what was previously thought to be a beneficial conversion feature. The Company has subsequently determined that it should have recorded this new debt at its fair value of $33,343,685 (the computation of which is described below), which is substantially in excess of its face value of $15,000,000. However, under APB Opinion No. 14, paragraph 18, this substantial premium should be recorded as additional paid-in-capital. In addition, the new debt’s fair value should have been recorded as a component of the extraordinary loss on early extinguishment of debt. The Company has revised its financial statements accordingly.

The Company determined the fair value of the convertible notes by considering their two components, the non-convertible debt of $14,730,000 and the convertible debt of $270,000. The non-convertible debt component’s carrying value of $14,730,000 represents its fair value because, when considered with the convertible component, its terms yield a market rate of return. The convertible component’s fair value was determined by multiplying the fair value of the Company’s stock by the number of shares into which this component is convertible. Thus, 27 million shares multiplied by $0.68940 per share equals $18,613,685. The sum of the non-convertible component’s fair value of $14,730,000 and the convertible component’s fair value of $18,613,685 equals the total debt instrument’s fair value of $33,343,685.

The Company determined the fair value of its stock in a multiple-step process. First, the Company computed its assumed fair value of $13,762,977 at the date of the transaction by multiplying the number of outstanding shares (16,311,676) by the then current market price per share of $0.84375, which resulted in a fair value of the Company prior to any conversion of the convertible portion of the notes. The Company then added to this computed fair value $16,095,909, which represents the difference between the extinguished Bank of America debt of $40,320,909 and the face value of the new debt of $24,225,000. This $16,095,909 difference was credited to additional paid-in-capital. Thus, the new fair value of the Company, prior to any conversion, is $29,858,886. The Company then assumed full conversion of the convertible portion of the notes, which resulted in an additional 27,000,000 shares becoming outstanding. After conversion, the Company would have 43,311,676 shares outstanding, which when divided into the new fair value of $29,858,886, yields a new per share market value of $0.68940.

In addition to the above, the Company discovered that a revision was needed in the valuation report used in its initial goodwill impairment assessment upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company discovered that the carrying value of each of its two reporting units’ equity balances reflected a $26.8 million intercompany balance between the two reporting units. This intercompany balance should not have been reflected as a component of each reporting unit’s equity. Inclusion of this item overstated the manufacturing reporting unit’s carrying value of equity and understated the distribution reporting unit’s carrying value of equity. Accordingly, when the Company performed Step 1 of the SFAS 142 impairment test, an impairment was indicated at the manufacturing reporting unit, but an impairment was not indicated at the distribution reporting unit. As a result of performing the original impairment test, the Company reported a $6.9 million impairment of its manufacturing reporting unit’s goodwill. Upon receipt of a revised valuation report, which excluded the $26.8 million intercompany item, no impairment of the manufacturing reporting unit’s goodwill was indicated, but a $16.1 million impairment of the distribution reporting unit’s goodwill was indicated. The Company revised its financial statements to reflect this revision.

These revisions to the Company’s financial statements involve non-operating items and do not affect the Company’s Net Sales, Operating Loss or Net cash used in operating activities for the periods presented.

The following summarizes the effects of the adjustments on the accompanying balance sheet as of March 31, 2002, the statement of operations for the three months ended March 31, 2002 and the statement of cash flows for the three months ended March 31, 2002:

CONDENSED BALANCE SHEET

	March 31,	March 31,
	2002	2002

	Reported	Restated

Total current assets	$27,939,138	$27,939,138
Property and equipment, net	2,607,630	2,607,630
Goodwill	24,807,904	15,650,359
Intangible assets, net	7,464,127	7,464,127
Other assets	146,447	146,447

Total assets	62,965,246	53,807,701

Total current liabilities	20,850,503	20,850,503
Long-term debt, net of current portion	18,290,851	18,415,251
Other liabilities	116,061	116,061

Total liabilities	39,257,415	39,381,815
Shareholders’ equity:
Common stock	16,312	16,312
Additional paid-in capital	56,537,716	74,611,401
Shareholders’ notes receivable	(280,136)	(280,136)
Accumulated deficit	(32,566,061)	(59,921,691)

Total shareholders’ equity	23,707,831	14,425,886

Total liabilities and shareholder’s equity	62,965,246	53,807,701

CONDENSED STATEMENT OF OPERATIONS

	Three months ended March 31, 2002

	Reported	Restated

Net Sales	11,919,333	11,919,333
Cost of goods sold	8,155,732	8,155,732

Gross profit	3,763,601	3,763,601
Selling, general and administrative expenses	6,713,236	6,713,236

Operating loss	(2,949,635)	(2,949,635)

Interest expense, net	(1,169,874)	(1,024,274)
Other expense	(3,460)	(3,460)

	(1,173,334)	(1,027,734)

Loss before extraordinary item and effect of a change in accounting principle	(4,122,969)	(3,977,369)
Extraordinary gain (loss) on extinguishment of debt	11,702,671	(6,641,015)
Effect of change in accounting principle pursuant of adoption of SFAS 142 (Notes 1 and 10)	(6,944,355)	(16,101,900)

Net income (loss)	635,347	(26,720,284)

Basic and diluted earnings per share:
Loss before extraordinary item and effect of a change in accounting principle	$(0.29)	$(0.29)
Extraordinary gain (loss) on extinguishment of debt	0.84	(0.47)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 10)	(0.50)	(1.16)
Net income (loss) per share — basic and diluted	$0.05	$(1.92)

Weighted average common shares outstanding — basic and diluted	13,934,451	13,934,451

CONDENSED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2002

	Reported	Restated

Net income (loss)	635,347	(26,720,284)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	189,843	189,843
Amortization of intangibles	335,449	335,449
Amortization of discount	145,600	—
Non-cash compensation charge	1,555,468	1,555,468
Impairment charge	6,944,355	16,101,900
(Gain) loss on extinguishment of debt	(12,900,171)	5,443,515
Non-cash increase in notes receivable — shareholders	—	—
(Increase) decrease in operating assets and liabilities, net	—	—
Accounts receivable — trade	783,202	783,202
Inventories	(226,338)	(226,338)
Prepaid expenses and other assets	(306,716)	(306,716)
Income tax receivable/payable	—	—
Accounts payable — trade	480,410	480,410
Accrued expenses and other liabilities	(34,093)	(34,093)

Net cash used in operating activities	(2,397,644)	(2,397,644)

Net cash provided by investing activities	262,228	262,228

Net cash provided by financing activities	77,144	39,055

Net decrease in cash and cash equivalents	(2,058,272)	(2,096,361)

2.   Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2002	2001

Raw materials	$3,493,257	$3,413,158
Work in process	1,011,751	1,211,437
Finished goods	14,573,206	14,666,961

	19,078,214	19,291,556
Less inventory reserves	(3,015,081)	(3,454,761)

	$16,063,133	$15,836,795

3.   Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended
	March 31, 2002

	Loss
	from Continuing
	Operations	Shares	Per-share
	Numerator	Denominator	Amount
	(Revised)		(Revised)

Basic EPS	$(3,977,369)	13,934,451	$(0.29)

Diluted EPS	$(3,977,369)	13,934,451	$(0.29)

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

The details of the Recapitalization follow:

On March 19, 2002, the Company completed an arrangement with ComVest, LaSalle Business Credit, Inc. (“LaSalle”), and Medtronic Inc. (“Medtronic”) to recapitalize the Company by extinguishing all of the Company’s senior debt and warrants held by Bank of America and substantially reducing the Company’s total outstanding debt. Pursuant to the Recapitalization, the Company issued Senior Subordinated Convertible Notes (“Convertible Notes”) in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Subordinated Promissory Note payable to Bank of America (the “Junior Note”), and entered into a new revolving and term loan facility (“the LaSalle Credit Facility”) for up to $22 million, of which approximately $8.8 million was outstanding as of March 31, 2002. The following is a summary of key provisions of the Recapitalization:

On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the note outstanding under the BofA Credit Facility (the “BofA Note”), the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The warrants, which had previously been recorded in additional paid-in-capital at their estimated fair value at issuance of $260,000, were extinguished at their estimated fair value on the date of extinguishment of $345,000. $345,000 was included as a component of the extraordinary loss on early extinguishment of debt.

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

The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment upon repayment of all or a portion of the amounts due, as described below. Under the conversion terms, if the principal amount of the Additional Notes, together with all interest due is paid in full on or before 30 days following March 16, 2002 (the “Closing Date”), then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. If the principal amount of all the Convertible Notes and all interest due is paid on or before March 16, 2004, then the maximum aggregate number of shares of the Company’s common stock that the Convertible Notes can be converted into is 19,500,000. The terms of the applicable conversion periods and conversion amounts are as follows:

—	Between April 16, 2002 and March 16, 2004, ComVest has the right to convert 1.25% of the Outstanding Balance (defined as principal plus accrued and unpaid interest under the ComVest Convertible Note) held under its $4.4 million Convertible Note plus 0.6% of the amount of principal repaid under the Additional Notes;

—	Between March 16, 2003 and March 16, 2004, ComVest has the right to convert an additional 0.25% of the Outstanding Balance;

—	Between April 16, 2002 and March 16, 2004, Medtronic has the right to convert 1.5% of its $4 million Convertible Note;

—	Between March 16, 2003 and March 16, 2004, Medtronic has the right to convert an additional 0.3% of $4 million if ComVest’s Convertible Note and the notes held by the Additional Note Purchasers have not been repaid;

—	Between April 16, 2002 and March 16, 2004, the Additional Note Purchasers have the right to convert 1.25% of the Additional Notes Outstanding Balance (defined as principal plus accrued but unpaid interest under the Additional Notes) held under their $6.6 million Convertible Note plus 0.6% of the amount of principal repaid under ComVest’s Convertible Note on or before April 16, 2002; and

—	Between March 16, 2003 and March 16, 2004, the Additional Note Purchasers have the right to convert an additional 0.25% of the Additional Notes Outstanding Balance.

Pursuant to the rules and regulations of the American Stock Exchange, the Company may issue up to 19.9% of its common stock, including upon conversion of the Convertible Notes, without shareholder approval. The Company is seeking shareholder approval at its 2002 annual meeting of shareholders for the issuance of up to 27,000,000 shares of common stock issuable upon conversion of the Convertible Notes. If the Company does not obtain the requisite shareholder approvals relating to certain amendments to the Company’s articles of incorporation and the common stock issuable upon conversion of the Convertible Notes within the requisite timeframe, the Company will be in default under the Note Purchase Agreement, which would require the Company to accelerate repayment of the Convertible Notes and may subject the Company to cross-default penalties pursuant to the Company’s senior credit facility.

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

On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $6.6 million during the first quarter of 2002. This extraordinary loss was calculated by subtracting the fair value of the new debt of $42.6 million, which included the amount outstanding under the LaSalle Credit Facility ($7.3 million), the Convertible Notes ($33.3 million), and the BofA Junior Note ($2.0 million), from the amount outstanding under the BofA debt of $40.3 million. Also included in the extraordinary loss were various costs paid to ComVest/Commonwealth and LaSalle, as the lenders, to effect the recapitalization transaction of $4.3 million. Included as components of the additional $4.3 million of transaction expenses were the following: $570,000 in closing costs and due diligence fees paid to LaSalle; a warrant to purchase the Company’s common stock issued to LaSalle valued at approximately $695,000; approximately 2.7 million shares issued to ComVest valued at approximately $2.3 million; deferred loan costs from the original BofA debt of approximately $128,000, and $1.15 million paid to Commonwealth in closing costs and due diligence fees. Also included in the additional expenses, but offsetting these amounts are approximately $130,000 in fees and accrued interest forgiven by BofA and the fair value of the BofA warrant of $345,000 which was acquired and cancelled by ComVest.

The Company also incurred numerous other costs that were either expensed as incurred or capitalized as debt issuance costs. Included in selling, general, and administrative expenses for the three-month period ended March 31, 2002 are approximately $2.6 million of expenses related to the recapitalization transaction. The primary components of those expenses are $2.4 million in stock compensation and bonuses to two of the Company’s executive officers, $168,000 in consulting fees, and $35,000 in legal and other fees. The Company capitalized approximately $1.5 million as debt issuance costs, consisting primarily of $906,000 in legal fees, $322,000 of consulting fees, and $222,000 of other miscellaneous fees paid for services rendered in connection with the recapitalization.

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

The fair value of the Convertible Notes, which was used in the determination of the extraordinary loss on early extinguishment of debt, was $33.3 million. As this value represents a substantial premium to the face value of the debt, the Company recorded the debt at its face value of $15 million, and recorded the premium of $18.3 million as an increase to additional paid-in-capital. The Company determined the fair value of the convertible notes by considering their two components, the non-convertible debt of $14,730,000 and the convertible debt of $270,000. The non-convertible debt component’s carrying value of $14,730,000 represents its fair value because, when considered with the convertible component, its terms yield a market rate of return. The convertible component’s fair value was determined by multiplying the fair value of the Company’s stock by the number of shares into which this component is convertible. Thus, 27 million shares multiplied by $0.68940 per share equals $18,613,685. The sum of the non-convertible component’s fair value of $14,730,000 and the convertible component’s fair value of $18,613,685 equals the total debt instrument’s fair value of $33,343,685.

The Company determined the fair value of its stock in a multiple-step process. First, the Company computed its assumed fair value of $13,762,977 at the date of the transaction by multiplying the number of outstanding shares (16,311,676) by the then current market price per share of $0.84375, which resulted in a fair value of the Company prior to any conversion of the convertible portion of the notes. The Company then added to this computed fair value $16,095,909, which represents the difference between the extinguished Bank of America debt of $40,320,909 and the face value of the new debt of $24,225,000. This $16,095,909 difference was credited to additional paid-in-capital. Thus, the new fair value of the Company, prior to any conversion, is $29,858,886. The Company then assumed full conversion of the convertible portion of the notes, which resulted in an additional 27,000,000 shares becoming outstanding. After conversion, the Company would have 43,311,676 shares outstanding, which when divided into the new fair value of $29,858,886, yields a new per share market value of $0.68940.

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

The Loan Agreement also contains financial maintenance covenants, including, but not limited to, the following:

—	maintaining Minimum Availability at all times of at least $4 million under the Minimum Availability Test. “Minimum Availability” is defined as (a) the lesser of: (i) the Revolving Loan Limit (which is up to 85% of the face amount of the Company’s eligible accounts receivable; plus the lesser of (x) up to 55% of the lower of cost or market value of the Company’s eligible inventory or up to 85% of the net orderly liquidation value of eligible inventory, whichever is less, or (y) $11 million; plus such reserves as the Lender may establish) and (ii) the Maximum Revolving Loan Limit of $20 million minus (b) the sum of (i) the amount of all then outstanding and unpaid Liabilities (to Lender, as defined) plus (ii) the aggregate amount of all then outstanding and unpaid trade payables and other obligations more than 60 days past due; plus (iii) the amount of checks issued by the Company which are more than 60 days past due but not yet sent and the book overdraft of the Company plus (iv) $4,000,000 owed by the Company to Arrow International;

—	maintaining Tangible Net Worth of $7,698,000 for the quarter ending December 31, 2002, $8,522,000 for the quarter ending March 31, 2003, $9,475,000 for the quarter ending June 30, 2003, $10,544,000 for the quarter ending September 30, 2003, $11,728,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as shareholders’ equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of FASB No. 142 as determined solely by Lender plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender) The Company’s current forecast indicates that the Company will be in noncompliance with the Tangible Net Worth covenant at December 31, 2002. The Loan Agreement is classified as current and the Company plans to reset this covenant with the Lender prior to year end;

—	maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of 1.10 to 1.0 from April 1, 2002 through December 31, 2002, 1.20 to 1.0 from April 1, 2002 through March 30, 2003, 1.40 to 1.0 for the quarter ending June 30, 2003 and for the immediately preceding four fiscal quarters, and 1.50 to 1.0 for the quarter ending September 30, 2003 and for the immediately preceding four fiscal quarters and each fiscal quarter thereafter;

—	maintain EBITDA, based on the immediately preceding four fiscal quarters, of $4,000,000 on December 31, 2002, $5,437,000 on March 31, 2003, $6,605,000 on June 30, 2003, $7,374,000 on September 30, 2003 and $7,482,000 on December 31, 2003 and each fiscal quarter thereafter; and

—	limit capital expenditures to no more than $500,000 during any fiscal year.

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

To effect the Recapitalization, the Company also entered into certain ancillary agreements including the following: (i) a voting agreement under which the CEO and the Company’s President have agreed to vote their shares in favor of all proposals relating to the Recapitalization; (ii) a new employment agreement and option agreements with the CEO that grants him options to purchase an aggregate of 3,500,000 shares of common stock (the new employment agreement replaced the CEO’s previous employment agreement and reduced the previous term of employment and the previous severance compensation and benefits from approximately four years to twelve months.); (iii) a new employment agreement and an option agreement with the Company’s President that grants him options to purchase 1,000,000 shares of common stock (the new employment agreement replaced the President’s previous employment agreement and reduced the previous term of employment from approximately four years to six months and reduced the previous severance compensation and benefits from approximately four years to twelve months.); (iv) an advisory agreement with an affiliate of ComVest under which the affiliate received 2,645,398 shares of common stock and a cash fee of $750,000; (v) a note with ComVest under which ComVest received 75,000 shares in exchange for advancing certain transaction expenses associated with the Recapitalization; (vi) an expense guaranty with the CEO under which he received 150,000 shares of common stock in exchange for agreeing to reimburse ComVest for certain of its transaction expenses in the event that the Recapitalization were not consummated; and (vii) an advance note with the CEO under which he received 75,000 shares of common stock in exchange for advancing to the Company certain transaction expenses associated with the Recapitalization. The Company recognized compensation expense of approximately $1,400,000 during the first quarter of 2002 related to 2,500,000 of the options granted to the CEO and all of the options granted to the Company’s President. The remaining 1,000,000 options that were granted to the CEO are performance-based, and the Company will measure and recognize compensation as the options are earned. The Company recorded the estimated fair value of the shares of the common stock issued to ComVest of approximately $2,500,000, as well as the cash fee of $750,000, as a component of its extraordinary loss on early extinguishment of debt. The Company recorded the value of the shares of the common stock issued to the CEO of approximately $152,000 as debt cost and will be amortized over the terms of the related agreements.

The auditor’s opinion accompanying the consolidated financial statements in the Form 10-K states that there is substantial doubt as to the Company’s ability to continue as a going concern. Delivery of this opinion would have triggered an Event of Default under the Loan Agreement and the Note Purchase Agreement as originally executed because both agreements require audited financial statements to be delivered within 90 days of December 31, 2001 with an auditor’s opinion that does not contain such going concern language. However, the default provisions in the Loan Agreement and the Note Purchase Agreement relating to the audit opinion for the Company’s 2001 financial statements have been waived.

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

A reconciliation of total segment sales to total consolidated sales and total segment gross profit to total consolidated gross profit of the Company for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Total segment sales	$12,495,438	$16,850,983
Elimination of intersegment sales	(576,105)	(431,200)

Consolidated sales	$11,919,333	$16,419,783

	Three Months Ended

	March 31,	March 31,
	2002	2001

Total segment gross profit	$3,750,857	$5,777,985
Elimination of intersegment gross profit	12,744	150,706

Consolidated gross profit	$3,763,601	$5,928,691

A reconciliation of total segment assets to total consolidated assets of the Company as of March 31, 2002 and December 31, 2001 is as follows:

	March 31, 2002	December 31, 2001

Manufacturing	$35,545,567	$35,768,752
Distribution	18,298,277	$35,633,080

Total segment assets	53,843,844	71,401,832
Elimination of intersegment receivables	(36,143)	(54,292)

Consolidated assets	$53,807,701	$71,347,540

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

9.   Liquidity

The Company incurred a loss of approximately $5 million in 2001, and as discussed in Note 6 of the consolidated financial statements included in the Form 10-K, the Company was in violation of the Forbearance Agreement with Bank of America as of December 31, 2001 and continuing into 2002. As more fully described in Note 4 of the interim condensed consolidated financial statements contained elsewhere in this Form 10-Q, the Company has completed a recapitalization transaction that extinguished all of the Company’s outstanding debt and warrants held by Bank of America, entered into new financing facilities with new lenders and substantially reduced the Company’s total outstanding debt. The Company’s senior loan agreement contains certain requirements which are either determined at the discretion of the lender or involve meeting financial covenants. The Company is unable to objectively determine or measure whether it can comply with those requirements, raising substantial doubt about the Company’s ability to continue as a going concern. While there can be no assurance, it is the Company’s expectation to comply with these requirements and to have the financing facilities available for its working capital needs throughout 2002. If the Company is unable to comply with the requirements of the new financing facilities during 2002, the Company may not be able to borrow under the senior loan agreement, and all amounts may become immediately due.

10.   Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level; 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142, the Company recorded an impairment loss of $16.1 million. See Note 1A to the interim condensed consolidated financial statements herein.

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

The net carrying value of goodwill as of March 31, 2002 by operating segment is as follows:

Manufacturing	$15,650,356
Distribution	—

Total Goodwill	$15,650,356

The change in the net carrying amount of goodwill during the three months ended March 31, 2002 is due to the impairment loss recorded on the distribution segment of $16.1 million upon the adoption of SFAS 142.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (Where applicable, the discussions contained below concerning the Company’s financial results for the three months ended March 31, 2002 have been revised as set forth in Note 1A to the Company’s interim condensed consolidated financial statements contained herein.)

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

     Interest Expense. Net interest expense decreased to approximately $1.0 million in the first quarter of 2002 compared to approximately $1.3 million in the first quarter of 2001. The decrease in 2002 is due to lower debt outstanding during the first quarter of 2002 compared to the first quarter of 2001 as well as lower interest rates under the Company’s BofA Credit Facility in the first quarter of 2002.

     Income Taxes. The Company’s projected taxable income from continuing operations and extinguishment of the BofA Credit Facility is expected to be fully offset by a net operating loss carryforward upon which a valuation allowance had previously been established in 2001. This valuation allowance is now being released to the extent of the projected taxable income in 2002. A valuation allowance remains in effect on the remaining deferred tax assets because, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

     Extraordinary Loss. The Company recorded an extraordinary loss of approximately $6.6 million on the extinguishment of its BofA debt as a result of the recapitalization transaction during the first quarter of 2002.

     Goodwill Impairment Loss. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company recognized an impairment loss of approximately $16.1 million related to its distribution reporting unit. The Company has identified two reporting units, the aforementioned manufacturing unit and the distribution unit. These reporting units are consistent with the Company’s previously identified reportable segments under SFAS 131. In applying the transitional impairment model prescribed by SFAS 142, the Company used a discounted cash flow model to determine the fair value of the net assets of each of the Company’s reporting units. Significant assumptions utilized in the model were revenue growth rates, gross margin percentages, depreciation and amortization, capital expenditures, working capital requirements, and the appropriate discount rate. The fair value of the Company’s distribution reporting unit’s net assets were less than the carrying value of those net assets; thus, the Company proceeded to step 2 of the SFAS 142 impairment model, whereby the Company allocated that fair value to the reporting unit’s tangible and intangible net assets. The Company utilized various methods to determine the fair value of the distribution unit’s identifiable intangible assets, including discounted cash flows, royalty savings method, and the cost approach. Significant assumptions used in valuing these intangible assets included price premiums, expected effective tax rates, the discount rate, remaining useful lives of intangible assets, royalty rates, and residual values. A comparison of the implied fair value of goodwill, calculated from the allocation of fair value described above, to the carrying net book value of goodwill at January 1, 2002 yielded the impairment charge described above. The Company applied the same methodology to its manufacturing unit and concluded that the goodwill associated with that reporting unit was not impaired. See Note 1A to the interim condensed consolidated financial statements herein.

Liquidity and Capital Resources

     Net cash used in operating activities was $2.4 million for the three months ended March 31, 2002 compared with approximately $607,000 for the three months ended March 31, 2001. The increase in cash used in operations during 2002 compared to 2001 was primarily attributable to the Recapitalization transaction expenses paid in 2002, as well as the increased loss from operations in 2002 from 2001 (see above description in “Results of Operations”).

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

     A summary of the details of the Recapitalization affecting the Company’s liquidity is as follows:

     On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the outstanding $50 million BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the BofA Note, the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The warrants, which had previously been recorded in additional paid-in-capital at their estimated fair value at issuance of $260,000, were extinguished at their estimated fair value on the date of extinguishment of $345,000. As a result, $345,000 was included as a component of the extraordinary loss on early extinguishment of debt.

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

     On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company has recorded a net extraordinary loss on the early extinguishment of debt of approximately $6.6 million, during the first quarter of 2002. This extraordinary loss was calculated by subtracting the fair value of the new debt of $42.6 million, which included the amount outstanding under the LaSalle Credit Facility ($7.3 million), the Convertible Notes ($33.3 million), and the BofA Junior Note ($2.0 million), from the amount outstanding under the BofA debt of $40.3 million. Also included in the extraordinary loss were various costs paid to ComVest/Commonwealth and LaSalle, as the lenders, to effect the recapitalization transaction of $4.3 million. Included as components of the additional $4.3 million of transaction expenses were the following: $570,000 in closing costs and due diligence fees paid to LaSalle; a warrant to purchase the Company's common stock issued to LaSalle valued at approximately $695,000; approximately 2.7 million shares issued to ComVest valued at approximately $2.3 million; deferred loan costs from the original BofA debt of approximately $128,000, and $1.15 million paid to Commonwealth in closing costs and due diligence fees. Also included in the additional expenses, but offsetting these amounts are approximately $130,000 in fees and accrued interest forgiven by BofA and the fair value of the BofA warrant of $345,000 which was acquired and cancelled by ComVest.

The Company also incurred numerous other costs that were either expensed as incurred or capitalized as debt issuance costs. Included in selling, general, and administrative expenses for the three-month period ended March 31, 2002 are approximately $2.6 million of expenses related to the recapitalization transaction. The primary components of those expenses are $2.4 million in stock compensation and bonuses to two of the Company’s executive officers, $168,000 in consulting fees, and $35,000 in legal and other fees. The Company capitalized approximately $1.5 million as debt issuance costs, consisting primarily of $906,000 in legal fees, $322,000 of consulting fees, and $222,000 of other miscellaneous fees paid for services rendered in connection with the recapitalization.

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

The fair value of the Convertible Notes, which was used in the determination of the extraordinary loss on early extinguishment of debt was $33.3 million. As this value represents a substantial premium to the face value of the debt, the Company recorded the debt at its face value of $15 million, and recorded the premium of $18.3 million as an increase to additional paid-in-capital. The Company determined the fair value of the convertible notes by considering their two components, the non-convertible debt of $14,730,000 and the convertible debt of $270,000. The non-convertible debt component’s carrying value of $14,730,000 represents its fair value because, when considered with the convertible component, its terms yield a market rate of return. The convertible component’s fair value was determined by multiplying the fair value of the Company’s stock by the number of shares into which this component is convertible. Thus, 27 million shares multiplied by $0.68940 per share equals $18,613,685. The sum of the non-convertible component’s fair value of $14,730,000 and the convertible component’s fair value of $18,613,685 equals the total debt instrument’s fair value of $33,343,685.

     The Company determined the fair value of its stock in a multiple-step process. First, the Company computed its assumed fair value of $13,762,977 at the date of the transaction by multiplying outstanding shares of 16,311,676 by the then current market price per share of $0.84375, which resulted in a fair value of the Company prior to any conversion of the convertible portion of the notes. The Company then added to this computed fair value $16,095,909, which represents the difference between the old Bank of America debt of $40,320,909 and the face value of the new debt of $24,225,000. This $16,095,909 difference was credited to additional paid-in-capital. Thus, the new fair value of the Company, prior to any conversion, is $29,858,886. The Company then assumed full conversion of the convertible portion of the notes, which resulted in an additional 27,000,000 shares becoming outstanding. After conversion, the Company would have 43,311,676 shares outstanding, which when divided into the new fair value of $29,858,886, yields a new per share market value of $0.68940.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit Number		Description of Exhibits

3.1	—	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.1	—	See Articles II, III, VII and IX of the Amended and Restated Articles of Incorporation filed as Exhibit 3.1 and Articles I, VII, VIII and IX of the Amended and Restated Bylaws filed as Exhibit 3.2, filed as Exhibit 4.1 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.2	—	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.3	—	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.

10.1	—	Note Purchase Agreement among the Company, ComVest Venture Partners, L.P. and certain Additional Note Purchasers dated March 1, 2002, filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.2	—	Voting Agreement among the Company, ComVest Venture Partners, L.P., Marshall B. Hunt, William E. Peterson, Jr. and Hunt Family Investments L.L.L.P., dated March 1, 2002, filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.3	—	Securityholders Agreement among the Company, ComVest Venture Partners, L.P., Medtronic, Inc. and certain shareholders, dated March 16, 2002, filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.

10.4	—	Senior Subordinated Convertible Note payable by the Company to ComVest Venture Partners, L.P., dated March 16, 2002, filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.5	—	Senior Subordinated Convertible Note payable by the Company to Medtronic, Inc., dated March 16, 2002, filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.6	—	Form of Senior Subordinated Convertible Note payable by the Company to certain additional parties, dated March 16, 2002, filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.7	—	Junior Subordinated Promissory Note payable by ComVest Venture Partners, L.P. to Bank of America, dated March 15, 2002 and assumed by the Company on March 15, 2002, filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.8	—	Securities Pledge Agreement among the Company, Marshall B. Hunt and Hunt Family Investments, L.L.L.P., dated March 16, 2002, filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.9	—	Loan and Security Agreement between the Company and Standard Federal Bank National Association acting by and through LaSalle Business Credit, Inc., as its agent, dated March 18, 2002, filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.10	—	Warrant, dated March 18, 2002, granted by the Company to Standard Federal Bank National Association, acting by and through LaSalle Business Credit, Inc, as its agent, which grants the right to purchase 0.6% of the Company’s common stock outstanding at a price of $0.01 per share until March 18, 2012, filed as Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.

10.11	—	Warrant, dated March 18, 2002, granted by the Company to Standard Federal Bank National Association, acting by and through LaSalle Business Credit, Inc, as its agent, which grants the right to purchase 0.9% of the Company’s common stock outstanding at a price of $0.01 per share until March 18, 2012, filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.12	—	Employment Agreement between the Company and Marshall B. Hunt, dated March 16, 2002, filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.13	—	Non-Qualified Stock Option Agreement between the Company and Marshall B. Hunt, dated March 15, 2002, for the purchase of 1,000,000 shares of the Company’s common stock at an option price of $0.45 per share, filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.14	—	Non-Qualified Stock Option Agreement between the Company and Marshall B. Hunt, dated March 15, 2002, for the purchase of 2,500,000 shares of the Company’s common stock at an option price of $0.45 per share, filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.15	—	Employment Agreement between the Company and William E. Peterson, Jr., dated March 16, 2002, filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.16	—	Non-Qualified Stock Option Agreement between the Company and William E. Peterson, Jr., dated March 15, 2002, for the purchase of 1,000,000 shares of the Company’s common stock at an option price of $0.45 per share, filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.17	—	Copromotion Agreement between the Company and Medtronic, Inc., dated March 15, 2002, filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.

10.18	—	Agreement between the Company, Steven Picheny and Howard Fuchs, dated March 14, 2002, filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File Number 001-15459) and incorporated herein by reference.
99.1	—	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

HORIZON MEDICAL PRODUCTS, INC.

(Registrant)

August 14, 2002	/s/ Julie F. Lancaster

Vice President — Finance (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)