Form 10-Q
period 2002-06-30
HORIZON MEDICAL PRODUCTS INC
filed 2002-08-14
CIK 1052958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes [X]         No [   ]

     The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 14, 2002 was 16,311,676.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

The financial statements listed below are included on the following pages of this Report on Form 10-Q:
Interim Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	4
Interim Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	5
Interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	6
Notes to Interim Condensed Consolidated Financial Statements	7

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$194,442	$2,748,617
Restricted cash	322,523	24,271
Accounts receivable — trade, net	10,132,030	10,052,052
Inventories	14,675,311	15,836,795
Prepaid expenses and other current assets	2,054,538	1,570,223

Total current assets	27,378,844	30,231,958
Property and equipment, net	2,532,506	2,723,896
Goodwill	15,650,356	31,752,259
Intangible assets, net	7,056,069	6,477,380
Other assets	147,341	162,047

Total assets	$52,765,116	$71,347,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$8,919,922	$9,090,686
Accrued salaries and commissions	221,297	341,788
Accrued interest	187,142	256,106
Other accrued expenses	1,466,920	1,317,193
Current portion of long-term debt	9,412,785	40,585,159

Total current liabilities	20,208,066	51,590,932
Long-term debt, net of current portion	18,193,366	1,354,703
Other liabilities	112,362	119,761

Total liabilities	38,513,794	53,065,396

Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none Issued and outstanding
Common stock, $.001 par value per share; 50,000,000 shares Authorized, 16,311,676 and 13,366,278 shares issued and Outstanding as of June 30, 2002 and December 31, 2001	16,312	13,366
Additional paid-in capital	74,611,401	52,086,125
Shareholders’ notes receivable	(170,831)	(615,940)
Accumulated deficit	(60,205,560)	(33,201,407)

Total shareholders’ equity	14,251,322	18,282,144

Total liabilities and shareholders’ equity	$52,765,116	$71,347,540

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$13,876,782	$15,070,099	$25,796,115	$31,489,882
Cost of goods sold	8,877,548	9,767,642	17,033,280	20,258,734

Gross profit	4,999,234	5,302,457	8,762,835	11,231,148
Selling, general and administrative expenses	4,531,337	5,473,935	11,244,573	10,607,194

Operating (loss) income	467,897	(171,478)	(2,481,738)	623,954

Other income (expense):
Interest expense, net	(746,400)	(1,189,455)	(1,770,674)	(2,448,849)
Other income (expense)	(5,366)	20,396	(8,826)	49,835

	(751,766)	(1,169,059)	(1,779,500)	(2,399,014)

Loss before extraordinary item and effect of a change in accounting principle	(283,869)	(1,340,537)	(4,261,238)	(1,775,060)
Extraordinary loss on extinguishment of debt			(6,641,015)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 10)			(16,101,900)

Net loss	$(283,869)	$(1,340,537)	$(27,004,153)	$(1,775,060)

Basic and diluted earnings per share:
Loss before extraordinary item and effect of a change in accounting principle	$(0.02)	$(0.10)	$(0.28)	$(0.13)
Extraordinary loss on extinguishment of debt			(0.44)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 10)			(1.06)
Net loss per share – basic and diluted	$(0.02)	$(0.10)	$(1.78)	$(0.13)

Weighted average common shares outstanding – basic and diluted	16,311,676	13,366,278	15,129,630	13,366,278

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(27,004,153)	$(1,775,060)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	377,764	509,088
Amortization of intangibles	743,509	1,299,247
Amortization of discount		41,370
Non-cash compensation charge	1,555,468
Impairment charge	16,101,900
Loss on extinguishment of debt	5,443,515
Non-cash increase in notes receivable-shareholders		(65,232)
(Increase) decrease in operating assets and liabilities, net:
Accounts receivable-trade	(79,978)	2,082,034
Inventories	1,161,484	201,499
Prepaid expenses and other assets	(469,609)	(227,803)
Income tax receivable/payable		1,938,909
Accounts payable-trade	(170,764)	(1,485,018)
Accrued expenses and other liabilities	(587,127)	(245,343)

Net cash (used in) provided by operating activities	(2,927,991)	2,273,691

Cash flows from investing activities:
Cash proceeds from sale of IFM		2,250,500
Proceeds from shareholders’ notes receivable	445,109	300,000
Capital expenditures	(186,374)	(153,255)

Net cash provided by investing activities	258,735	2,397,245

Cash flows from financing activities:
Change in restricted cash	(298,252)	373,697
Debt issuance costs	(1,450,087)	(151,714)
Change in cash overdraft		(609,176)
Proceeds from issuance of long-term debt	58,140,719	36,818,333
Principal payments on long-term debt	(56,277,299)	(38,993,729)

Net cash provided by (used in) financing activities	115,081	(2,562,589)

Net (decrease) increase in cash and cash equivalents	(2,554,175)	2,108,347
Cash and cash equivalents, beginning of period	2,748,617	164,257

Cash and cash equivalents, end of period	$194,442	$2,272,604

     Supplemental disclosures of non-cash investing and financing activities:

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

The condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (the “Company”) at December 31, 2001 has been derived from the Company’s audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and instructions to Form 10-Q. The interim condensed consolidated financial statements at June 30, 2002, and for the three and six months ended June 30, 2002 and 2001 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Form 10-K”), including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 146 prior to this date. The impact of SFAS No. 146 is not expected to be material to the Company’s interim condensed consolidated financial statements.

2. Inventories

     A summary of inventories is as follows:

	June 30,	December 31,
	2002	2001

Raw materials	$3,210,462	$3,413,158
Work in process	1,062,140	1,211,437
Finished goods	13,239,704	14,666,961

	17,512,306	19,291,556
Less inventory reserves	(2,836,995)	(3,454,761)

	$14,675,311	$15,836,795

3. Earnings Per Share

     A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2002			June 30, 2002

	Loss			Loss
	From Continuing			From Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(283,869)	16,311,676	$(0.02)	$(4,261,238)	15,129,630	$(0.28)

Diluted EPS	$(283,869)	16,311,676	$(0.02)	$(4,261,238)	15,129,630	$(0.28)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2001			June 30, 2001

	Loss	Shares	Per-share	Loss	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(1,340,537)	13,366,278	$(0.10)	$(1,775,060)	13,366,278	$(0.13)

Diluted EPS	$(1,340,537)	13,366,278	$(0.10)	$(1,775,060)	13,366,278	$(0.13)

Options to purchase 7,153,570 shares of common stock and warrants to purchase 748,619 shares of common stock were outstanding as of June 30, 2002, but are not included in the computation of the June 30, 2002 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $15.50 and expire between 2008 and 2012. The warrants have an exercise price of $.01 per share and expire in 2012. Additionally, the grant of 1,250,000 of these options in the aggregate is expressly conditioned upon the affirmative vote of the Company’s shareholders, at its 2002 Annual Meeting of Shareholders, approving an increase in the number of shares authorized for issuance under the Company’s 1998 Stock Incentive Plan.

As discussed in Note 4 to these interim condensed consolidated financial statements contained elsewhere in this Form 10-Q, the Company has issued notes, a portion of which is convertible into a maximum of 27,000,000 shares of common stock. These shares are also excluded from the computation of the June 30, 2002 diluted EPS because the effect would be anti-dilutive.

Options to purchase 620,550 shares of common stock and warrants to purchase 735,157 shares of common stock were outstanding as of June 30, 2001, but are not included in the computation of the June 30, 2001 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $15.50 and expire between 2008 and 2011. Warrants to purchase 300,000 shares of common stock have an exercise price of $14.50 and expired in September 2001, as described in Note 11 to the Company’s consolidated financial statements included in the Form 10-K. Warrants to purchase 435,157 shares of common stock have an exercise price of $.05 per share and were terminated in March 2002 as a result of the Recapitalization as described in Note 4.

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

The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment upon repayment of all or a portion of the amounts due, as described below. If this $270,000 is converted, the Company will still be obligated to repay, in the aggregate, $14,730,000 to the holders of the Convertible Notes. The 27,000,000 shares also includes up to 3,300,000 shares which may be issued upon conversion of the Bridge Note (as described below). Under the conversion terms, if the principal amount of the Additional Notes, together with all interest due were paid in full on or before April 15, 2002, then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. The Company did not repay any principal under the Convertible Notes by this date. If the principal amount of all the Convertible Notes and all interest due are paid on or before March 16, 2004, then the maximum aggregate number of shares of the

Company’s common stock that the Convertible Notes can be converted into is 19,500,000. The terms of the applicable conversion periods and conversion amounts of the Convertible Notes (excluding the Bridge Note described below) are as follows:

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

Pursuant to the rules and regulations of the American Stock Exchange, the Company may issue up to 19.9% of its common stock, including upon conversion of the Convertible Notes, without shareholder approval. The Company is seeking shareholder approval at its 2002 annual meeting of shareholders for the issuance of up to 27,000,000 shares of common stock issuable upon conversion of the Convertible Notes. If the Company does not obtain the requisite shareholder approvals relating to certain amendments to the Company’s articles of incorporation and the common stock issuable upon conversion of the Convertible Notes within 195 days from March 16, 2002, the closing date of the Recapitalization, the Company will be in default under the Note Purchase Agreement, which would require the Company to accelerate repayment of the Convertible Notes and may subject the Company to cross-default penalties pursuant to the Company’s senior credit facility.

Additionally, in connection with the Bridge Loan, the Company issued a Convertible Bridge Note (the “Bridge Note”) to ComVest. As of June 30, 2002, ComVest had the right to convert this note into up to 3.3 million shares of the Company’s common stock. The number of shares of common stock issuable pursuant to conversion of the Bridge Note is subject to the thresholds outlined above in this Note 4. The conversion terms of the Bridge Note are as follows:

Applicable Period	Maximum Conversion Amount During Applicable Period (all shares convertible at $.01 per share)

March 8, 2002 through March 8, 2003	•	50% of the Original Amount (equal to $33,000 as of June 30, 2002) may be converted into shares of common stock equal to (i) 0.6667, multiplied by (ii) the aggregate principal amount outstanding under the Additional Notes on the date of issuance (equal to $6.6 million).
March 8, 2003 through March 8, 2004	•	In the event that the ComVest Convertible Notes and the Additional Notes have not been repaid in full by March 8, 2003, 50% of the Original Amount may be converted into shares of common stock equal to (A)(i) 0.8 multiplied by (ii) the aggregate principal amount outstanding under the Additional Notes on the date of issuance (equal to $6.6 million).

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

The Company also incurred numerous other costs that were either expensed as incurred or capitalized as debt issuance costs. Included in selling, general, and administrative expenses for the six-month period ended June 30, 2002 are approximately $2.8 million of expenses related to the recapitalization transaction. The primary components of those expenses are $2.4 million in stock compensation and bonuses to two of the Company’s executive officers, $168,000 in consulting fees, and $227,000 in legal and other fees. The Company capitalized approximately $1.5 million as debt issuance costs, consisting primarily of $906,000 in legal fees, $322,000 of consulting fees, and $222,000 of other miscellaneous fees paid for services rendered in connection with the recapitalization.

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

The Loan Agreement also contains financial maintenance covenants, including, but not limited to, the following:

—	maintaining Minimum Availability at all times of at least $4 million under the Minimum Availability Test. “Minimum Availability” is defined as (a) the lesser of: (i) the Revolving Loan Limit (which is up to 85% of the face amount of the Company’s eligible accounts receivable; plus the lesser of (x) up to 55% of the lower of cost or market value of the Company’s eligible inventory or up to 85% of the net orderly liquidation value of eligible inventory, whichever is less, or (y) $11 million; plus such reserves as the Lender may establish) and (ii) the Maximum Revolving Loan Limit of $20 million minus (b) the sum of (i) the amount of all then outstanding and unpaid Liabilities (to Lender, as defined) plus (ii) the aggregate amount of all then outstanding and unpaid trade payables and other obligations more than 60 days past due; plus (iii) the amount of checks issued by the Company which are more than 60 days past due but not yet sent and the book overdraft of the Company plus (iv) $4,000,000 owed by the Company to Arrow International;

—	maintaining Tangible Net Worth of $7,698,000 for the quarter ending December 31, 2002, $8,522,000 for the quarter ending March 31, 2003, $9,475,000 for the quarter ending June 30, 2003, $10,544,000 for the quarter ending September 30, 2003, $11,728,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as shareholders’ equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of FASB No. 142 as determined solely by Lender plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender). The Company’s current forecast indicates that the Company will be in noncompliance with the Tangible Net Worth covenant at December 31, 2002. The Loan Agreement is classified as current and the Company plans to reset this covenant with the Lender prior to year end;
—	maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of 1.10 to 1.0 from April 1, 2002 through December 31, 2002, 1.20 to 1.0 from April 1, 2002 through March 30, 2003, 1.40 to 1.0 for the quarter ending June 30, 2003 and for the immediately preceding four fiscal quarters, and 1.50 to 1.0 for the quarter ending September 30, 2003 and for the immediately preceding four fiscal quarters and each fiscal quarter thereafter;
—	maintain EBITDA, based on the immediately preceding four fiscal quarters, of $4,000,000 on December 31, 2002, $5,437,000 on March 31, 2003, $6,605,000 on June 30, 2003, $7,374,000 on September 30, 2003 and $7,482,000 on December 31, 2003 and each fiscal quarter thereafter; and
—	limit capital expenditures to no more than $500,000 during any fiscal year.

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

5. Related-Party Transactions

As discussed in Note 6 to the Company’s consolidated financial statements in the Form 10-K, on June 6, 2000, the Company obtained the BofA Bridge Loan in the amount of $900,000, which was used to fund the Shareholder Bridge Loan to the Company’s CEO. The Shareholder Bridge Loan required interest at either the Index Rate or adjusted LIBOR, as defined in the Shareholder Bridge Loan, plus 4.5% as elected by the CEO. As of December 31, 2001, the interest rate was based on the Index Rate with a resulting rate of approximately 11.32%. The Shareholder Bridge Loan and related accrued interest were recorded as contra-equity in the consolidated balance sheets and were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due under the BofA Bridge Loan, thereby causing the Company to default under the BofA Bridge Loan and the BofA Credit Facility (see Note 6 to the Form 10-K). During 2001, the CEO paid the Shareholder Bridge Loan obligation of $900,000 as described in Note 6 to the Form 10-K. Accrued interest of $109,305 related to the Shareholder Bridge Loan was outstanding as of December 31, 2001 and recorded as contra-equity. The accrued interest was paid to the Company by the CEO in June 2002.

The Company has unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable, collectively in the amount of $112,613 and $337,837, plus accrued interest receivable of $58,218 and $168,800 as of June 30, 2002 and December 31, 2001, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997 and were amended in September 2001 to extend the maturity date from 2000 to December 31, 2002. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets. In March of 2002, approximately $342,000 was paid to the Company by the CEO and the President in full settlement of their outstanding balances, which included accrued interest.

During 2001, Tunstall Consulting, Inc., an affiliate of Gordon Tunstall, a director of the Company, provided consulting services to the Company with respect to financial and certain related matters, including the Recapitalization. In 2001, the Company incurred fees of $484,013 in consideration for such services. In the six months ended June 30, 2002, the Company incurred fees of $318,185 to Tunstall Consulting for consulting services rendered to the Company in connection with the Recapitalization.

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

Effective November 15, 2001, the exclusive distributor agreement between Stepic Corporation, the Company’s wholly owned distributor subsidiary (“Stepic”), and Pall Medical Companies (“Pall”) was terminated. As part of the termination, Stepic was permitted to sell the Pall critical care products through November 14, 2001 and the Pall blood products through January 31, 2002. In addition, Stepic has returned for credit substantially all remaining Pall inventory.

The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $579,000 and $649,000 as of June 30, 2002 and December 31, 2001, respectively, related to amounts to be rebated to the various distributors.

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

The Second Installment in the amount of approximately $220,000 was due from the purchaser on September 30, 2001. As of June 30, 2002, the Second Installment has not been paid, and the purchaser has sought indemnification under the asset purchase agreement for the Company’s alleged breach of its representations and warranties set forth in the agreement. On September 24, 2001, the Company filed a Complaint for Declaratory Judgement and Breach of Contract against the purchaser in the Superior Court of Fulton County in the State of Georgia. As of June 30, 2002 and December 31, 2001, the Company has fully reserved the amount due from the purchaser of approximately $220,000. The Company and IFM settled this lawsuit in August 2002.

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

The table below presents information about the reported sales (which include intersegment sales) and gross profit (which include intersegment gross profit) of the Company’s segments as of and for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

	Sales	Gross Profit	Sales	Gross Profit

Manufacturing	$6,194,019	$3,503,121	$10,585,241	$5,764,277
Distribution	8,191,382	1,476,281	16,295,598	2,965,982

	$14,385,401	$4,979,402	$26,880,839	$8,730,259

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

	Sales	Gross Profit	Sales	Gross Profit

Manufacturing	6,312,346	3,486,875	$13,597,795	$7,445,402
Distribution	9,231,653	1,767,978	18,797,187	3,587,436

	15,543,999	5,254,853	$32,394,982	$11,032,838

A reconciliation of total segment sales to total consolidated sales and total segment gross profit to total consolidated gross profit of the Company for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Total segment sales	$14,385,401	$15,543,999	$26,880,839	$32,394,982
Elimination of intersegment sales	(508,619)	(473,900)	(1,084,724)	(905,100)

Consolidated sales	$13,876,782	$15,070,099	$25,796,115	$31,489,882

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Total segment gross profit	$4,979,402	$5,254,853	$8,730,259	$11,032,838
Elimination of intersegment gross profit	19,832	47,604	32,576	198,310

Consolidated gross profit	$4,999,234	$5,302,457	$8,762,835	$11,231,148

A reconciliation of total segment assets to total consolidated assets of the Company as of June 30, 2002 and December 31, 2001 is as follows:

	June 30, 2002	December 31, 2001

Manufacturing	$35,860,674	$35,768,752
Distribution	16,972,505	$35,633,080

Total segment assets	52,833,179	71,401,832
Elimination of intersegment receivables	(68,063)	(54,292)

Consolidated assets	$52,765,116	$71,347,540

Except for a sales office located in Belgium, the Company’s operations are located in the United States. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three and six months ended June 30, 2002 and 2001, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

United States	$13,436,178	$14,647,503	$24,879,203	$30,378,545
Foreign	440,604	422,596	916,912	1,111,337

	$13,876,782	$15,070,099	$25,796,115	$31,489,882

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

In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three and six months ended June 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

	For the Three Months Ended June 30, 2001

	Net Loss	Basic EPS	Diluted EPS

Reported	($1,340,537)	($0.10)	($0.10)
Add: amortization
Adjustment	318,556	0.02	0.02

Adjusted	($1,021,981)	($0.08)	($0.08)

	For the Six Months Ended June 30, 2001

	Net Loss	Basic EPS	Diluted EPS

Reported	($1,775,060)	($0.13)	($0.13)
Add: amortization
Adjustment	752,038	0.06	0.06

Adjusted	($1,023,022)	($0.07)	($0.07)

Finite lived intangible assets as of June 30, 2002, subject to amortization expense, are comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Patents	$8,218,000	$(2,573,212)	$5,644,788
Non-compete and consulting agreements	2,100,592	(1,976,261)	124,331
Debt issuance costs	1,450,087	(203,574)	1,246,513
Other	368,253	(327,816)	40,437

Total	$12,136,932	$(5,080,863)	$7,056,069

Amortization expense for finite lived intangible assets was $408,060 and $743,509 for the three and six months ended June 30, 2002. The expected amortization expense for each of the five succeeding years ended December 31 is as follows:

2003	1,212,802
2004	887,249
2005	642,738
2006	599,724
2007	599,724
Thereafter	2,346,306

$6,288,543

The net carrying value of goodwill as of June 30, 2002 by operating segment is as follows:

Manufacturing	$15,650,356
Distribution	—

Total Goodwill	$15,650,356

The change in the net carrying amount of goodwill during the six months ended June 30, 2002 is due to the impairment loss recorded on the distribution segment of $16.1 million upon the adoption of SFAS 142.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net Sales. Net sales decreased 7.9% to $13.9 million for the second quarter of 2002 from $15.1 million for the second quarter of 2001. This decrease is attributable a decline in distribution sales in the second quarter of 2002, due to the loss of one of Stepic’s manufacturing product lines (Pall) at the end of 2001 which represents an approximate $1.4 million revenue loss in second quarter of 2002 from second quarter 2001. The allocation of net sales on a segment basis for the three months ended June 30, 2002 resulted in net sales of $6.2 million from the manufacturing segment and $8.2 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the three months ended June 30, 2001 resulted in net sales of $6.3 million from the manufacturing segment and $9.2 million from the distribution segment, before intersegment eliminations.

     Gross Profit. Gross profit decreased 5.7% to $5 million for the second quarter of 2002 from $5.3 million for the second quarter of 2001. Gross margin percentage increased to 36.0% in the second quarter of 2002 from 35.2% in the second quarter of 2001. The decrease in gross profit dollars is the result of decreased sales, and the increase in gross margin percentage is the result of a favorable change in product mix. The allocation of gross profit between segments for the three months ended June 30, 2002 resulted in gross profit of $3.5 million from the manufacturing segment and $1.5 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the three months ended June 30, 2001 resulted in gross profit of $3.5 million from the manufacturing segment and $1.8 million from the distribution segment, before intersegment eliminations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased approximately $943,000 or 17.2% to approximately $4.5 million for the second quarter of 2002 compared with $5.5 million for the second quarter of 2001. This decrease is attributable to lower turnaround expenses, including consulting fees, PR campaign fees and severances, as well as lower salaries, travel and amortization expenses in the second quarter of 2002. Partially offsetting the decrease were ongoing recapitalization expenses of approximately $212,000 incurred in the second quarter of 2002. Exclusive of the recapitalization expenses, SG&A would have decreased approximately $1.2 million in the second quarter of 2002 over the second quarter of 2001. As a result of decreased SG&A expenses, SG&A as a percentage of net sales decreased to 32.7% for the second quarter of 2002 from 36.3% for the second quarter of 2001.

     Interest Expense. Net interest expense decreased to approximately $746,000 in the second quarter of 2002 compared to approximately $1.2 million in the second quarter of 2001. The decrease in 2002 is due to lower debt outstanding during and lower interest rates during the second quarter of 2002 compared to the second quarter of 2001, both as a result of the Recapitalization in March 2002.

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

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Net Sales. Net sales decreased 18.1% to $25.8 million for the six months ended June 30, 2002 from $31.5 million for the six months ended June 30, 2001. This decrease is primarily attributable to the fact that sales of the IFM product line (of approximately $1.8 million in the first six months of 2001) are not included in 2002 net sales of the manufacturing segment as the product line was sold on March 30, 2001, and a decline in distribution sales in the six months ended June 30, 2002, due to the loss of one of Stepic’s manufacturing product lines (Pall) at the end of 2001 which represents an approximate $2.5 million revenue loss in the six months ended 2002 from 2001. The allocation of net sales on a segment basis for the six months ended June 30, 2002 resulted in net sales of $10.6 million from the manufacturing segment and $16.3 million from the distribution segment, before intersegment eliminations. The allocation of net sales on a segment basis for the six months ended June 30, 2001 resulted in net sales of $13.6 million from the manufacturing segment and $18.8 million from the distribution segment, before intersegment eliminations.

     Gross Profit. Gross profit decreased 22% to $8.8 million for the six months ended June 30, 2002 from $11.2 million for the six months ended June 30, 2001. Gross margin percentage decreased to 34.0% in 2002 from 35.7% in 2001. The decrease in gross profit dollars is the result of decreased sales, and the decrease in gross margin percentage is the result of distribution sales, which generate a lower gross margin percentage, comprising a larger percentage of total sales in the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001. The allocation of gross profit between segments for the six months ended June 30, 2002 resulted in gross profit of $5.8 million from the manufacturing segment and $3 million from the distribution segment, before intersegment eliminations. The allocation of gross profit between segments for the six months ended June 30, 2001 resulted in gross profit of $7.4 million from the manufacturing segment and $3.6 million from the distribution segment, before intersegment eliminations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased approximately $637,000 or 6% to approximately $11.2 million for the six months ended June 30, 2002 compared with $10.6 million for the six months ended June 30, 2001. This increase is fully attributable to recapitalization expenses of approximately $2.8 million incurred as a result of the Company’s recapitalization transaction in March 2002. Exclusive of the recapitalization expenses, SG&A decreased approximately $2.2 million in 2002 from 2001. This decrease is a result of lower turnaround expenses, including consulting fees, PR campaign fees and severances, as well as lower salaries, travel and amortization expenses in 2002. SG&A expenses increased as a percentage of net sales to 43.6% for the six months ended June 30, 2002 from 33.7% for the six months ended June 30, 2001. This increase is due to decreased sales as well as the recapitalization expenses in 2002 from 2001.

     Interest Expense. Net interest expense decreased to approximately $1.8 million in the six months ended June 30, 2002 compared to approximately $2.5 million in the six months ended June 30, 2001. The decrease in 2002 is due to lower debt outstanding during 2002, as well as lower interest rates, both as a result of the Recapitalization in March 2002.

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

Liquidity and Capital Resources

     Net cash (used in) provided by operating activities was ($2.9 million) for the six months ended June 30, 2002 compared with approximately $2.3 for the six months ended June 30, 2001. The increase in cash used in operations during 2002 compared to 2001 was primarily attributable to the Recapitalization expenses paid in 2002, as well as the increased loss from operations in 2002 from 2001 (see above description in “Results of Operations”).

     Net cash provided by investing activities was approximately $259,000 for the six months ended June 30, 2002 compared to $2.4 million for the six months ended June 30, 2001. Cash provided by investing activities in 2002 consisted of cash proceeds from the CEO and President for payment of their shareholder notes outstanding. Cash provided by investing activities in 2001 consisted of cash proceeds from the sale of IFM of approximately $2.3 million and the payment of $300,000 from the Company’s CEO for the Shareholder Bridge Loan. Cash used in investing activities in both 2002 and 2001 included capital expenditures for the Company’s facilities.

     Net cash provided by (used in) financing activities was approximately $115,000 for the six months ended June 30, 2002 compared to approximately ($2.6 million) for the six months ended June 30, 2001. Financing activities in 2002 substantially consisted of debt issuance costs paid as part of the Recapitalization of approximately $1.5 million as well as net proceeds from the issuance of long-term debt and payment of debt on the Company’s BofA Credit Facility, both pursuant to the Recapitalization. In addition, 2002 financing activities included borrowings from and repayments of its Revolving Loan under its LaSalle Credit Facility. In 2001, financing activities primarily consisted of borrowings from and repayments of the Company’s working capital loan under its BofA Credit Facility, as well as a principal payment of its BofA Credit Facility of approximately $2.3 million from the proceeds of the sale of IFM.

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

     On March 19, 2002, the Company announced that it had completed an arrangement with ComVest, LaSalle, and Medtronic to recapitalize the Company by extinguishing all of the Company’s senior debt and warrants held by Bank of America and substantially reducing the Company’s total outstanding debt. Pursuant to the Recapitalization, the Company issued Convertible Notes in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Note payable to Bank of America, and entered into the LaSalle Credit Facility for up to $22 million, of which approximately $8.5 million was outstanding as of June 30, 2002.

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

     The Company also incurred numerous other costs that were either expensed as incurred or capitalized as debt issuance costs. Included in selling, general, and administrative expenses for the six-month period ended June 30, 2002 are approximately $2.8 million of expenses related to the recapitalization transaction. The primary components of those expenses are $2.4 million in stock compensation and bonuses to two of the Company’s executive officers, $168,000 in consulting fees, and $227,000 in legal and other fees. The Company capitalized approximately $1.5 million as debt issuance costs, consisting primarily of $906,000 in legal fees, $322,000 of consulting fees, and $222,000 of other miscellaneous fees paid for services rendered in connection with the recapitalization.

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

Recently Issued Accounting Standards

     Note 1 and Note 10 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards and, where applicable, the effects of such standards on the Company.

Forward-looking Statements

     Certain statements made in this quarterly report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the possible inadequacy of the Company’s cash flow from operations and cash available from external financing, the possibility of a breach of covenants in the Company’s senior credit facility, the satisfaction of which cannot be objectively determined, the Company’s limited manufacturing experience, the inability to efficiently manufacture different products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the inability to successfully integrate acquired operations and products or to realize anticipated synergies and economies of scale from acquired operations, the dependence on patents, trademarks, licenses and proprietary rights, the Company’s potential exposure to product liability, the inability to introduce new products, the Company’s reliance on a few large customers, the Company’s dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company’s ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed above, and other factors that you may wish to consider, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and is also contained in the Form 10-K under the section entitled “Risk Factors” and elsewhere and in the Company’s filings from time to time pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. Borrowings under the LaSalle Credit Facility accrue interest at annual rate of prime plus 2%, plus an additional 2% upon the occurrence of an event of default. As of June 30, 2002, the Company had approximately $8.5 million outstanding under the LaSalle Credit Facility. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002, the additional interest expense would be considered immaterial to the Company’s interim condensed consolidated financial position, results of operations and cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See “Item 3. Legal Proceedings” in the Form 10-K for a discussion of legal proceedings affecting the Company. Except for the IFM settlement relating to the Georgia case filed in September 2001 referenced in Note 7 to the Company’s interim condensed consolidated financial statements contained herein, there have been no material developments in such legal proceedings since the filing of the Form 10-K.

     On August 8, 2002, the Company received a subpoena from the Office of Inspector General of the Department of Health & Human Services requesting documents relating to the Company's agreement with a group purchasing organization. The Company plans to cooperate fully with the request.

ITEM 2. CHANGES IN SECURITIES AND USE OF FUNDS.

     The Company issued convertible notes and shares of its common stock in connection with the Recapitalization. In connection with the advisory agreement entered into in connection with the Recapitalization, the Company issued 2,645,398 shares of common stock to Commonwealth Associates, L.P., an affiliate of ComVest. See Note 4 to the Company’s interim condensed consolidated financial statements contained herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit
Number		Description of Exhibits

3.1	—	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
3.2	—	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
4.1	—	See Articles II, III, VII and IX of the Amended and Restated Articles of Incorporation filed as Exhibit 3.1 and Articles I, VII, VIII and IX of the Amended and Restated Bylaws filed as Exhibit 3.2, filed as Exhibit 4.1 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
4.2	—	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
4.3	—	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
10.1	—	Employment Agreement between the Company and Robert J. Wenzel, dated May 8, 2002.
10.2	—	Amendment No. 1 to Note Purchase Agreement, dated as of June 10, 2002, by and among the Company, ComVest Venture Partners, L.P. and the Additional Note Purchasers.
10.3	—	Amendment No. 2 to Note Purchase Agreement, dated as of July 29, 2002, by and among the Company, ComVest Venture Partners, L.P. and the Additional Note Purchasers.
99.1	—	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On May 29, 2002, the Company filed a Current Report on Form 8-K, attaching as an exhibit a revised version of the Note Purchase Agreement to include Annex 1, identifying certain Additional Note Purchasers, and Exhibit C, outlining the conversion features applicable to the Convertible Notes issued in the Recapitalization. On July 3, 2002, the Company filed an amended Current Report on Form 8-K/A relating thereto.

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