Form 10-Q
period 2002-09-30
HORIZON MEDICAL PRODUCTS INC
filed 2002-11-14
CIK 1052958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X] No [  ]

     The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of November 14, 2002 was 24,582,076.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF FUNDS.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
Restated and Amended Articles of Incorporation
Amended and Restated Bylaws
Amendment to Employment Agreement
Common Stock Purchase Warrant
Common Stock Purchase Warrant
Certifications of the Chief Executive Officer
Certification of the Principal of Financial Office

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

INDEX

PART I FINANCIAL INFORMATION
ITEM 1	Financial Statements (unaudited)	3
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to Interim Condensed Consolidated Financial Statements	7
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	28
ITEM 4	Controls and Procedures	28
PART II OTHER INFORMATION
ITEM 1	Legal Proceedings	29
ITEM 2	Changes in Securities and Use of Funds	29
ITEM 3	Defaults Upon Senior Securities	29
ITEM 4	Submission of Matters to a Vote of Security Holders	29
ITEM 5	Other Information	30
ITEM 6	Exhibits and Reports on Form 8-K	30
SIGNATURE		32
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER		33
CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER		34

PART I. FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS (UNAUDITED).

     The financial statements listed below are included on the following pages of this Report on Form 10-Q:

Interim Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	4
Interim Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	5
Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	6
Notes to Interim Condensed Consolidated Financial Statements	7

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,918,836	$2,748,617
Restricted cash	572,002	24,271
Accounts receivable – trade, net	3,532,161	10,052,052
Inventories	6,159,063	15,836,795
Prepaid expenses and other current assets	2,300,082	1,570,223

Total current assets	16,482,144	30,231,958
Property and equipment, net	2,335,000	2,723,896
Goodwill	15,650,356	31,752,259
Intangible assets, net	6,764,239	6,477,380
Other assets	103,000	162,047

Total assets	$41,334,739	$71,347,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,338,306	$9,090,686
Accrued salaries and commissions	366,697	341,788
Accrued interest	207,657	256,106
Other accrued expenses	1,669,641	1,317,193
Current portion of long-term debt	1,508,673	40,585,159

Total current liabilities	5,090,974	51,590,932
Long-term debt, net of current portion	18,810,671	1,354,703
Other liabilities	108,662	119,761

Total liabilities	24,010,307	53,065,396

Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value per share; 100,000,000 and 50,000,000 shares authorized, 24,249,176 and 13,366,278 shares issued and outstanding as of September 30, 2002 and December 31, 2001	24,249	13,366
Additional paid-in capital	74,732,841	52,086,125
Shareholders’ notes receivable	(170,831)	(615,940)
Accumulated deficit	(57,261,827)	(33,201,407)

Total shareholders’ equity	17,324,432	18,282,144

Total liabilities and shareholders’ equity	$41,334,739	$71,347,540

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$5,317,271	$5,564,436	$15,902,512	$19,162,231
Cost of goods sold	2,065,796	2,821,760	6,886,760	8,974,261

Gross profit	3,251,475	2,742,676	9,015,752	10,187,970
Selling, general and administrative expenses	3,411,335	3,858,639	12,505,868	11,946,351

Operating loss	(159,860)	(1,115,963)	(3,490,116)	(1,758,381)

Other income (expense):
Interest expense, net	(723,605)	(496,399)	(2,107,300)	(1,760,019)
Other income (expense)	(1,656)	19,163	(10,482)	68,998

	(725,261)	(477,236)	(2,117,782)	(1,691,021)

Loss from continuing operations	(885,121)	(1,593,199)	(5,607,898)	(3,449,402)
Discontinued operations:
Income (loss) from operations of discontinued distribution segment (including gain on disposal of $3,232,216 in 2002) (Note 8)	3,828,854	(236,643)	4,290,394	(155,500)
Extraordinary loss on extinguishment of debt			(6,641,015)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 9)			(16,101,900)

Net income (loss)	$2,943,733	$(1,829,842)	$(24,060,419)	$(3,604,902)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.05)	$(0.12)	$(0.35)	$(0.26)
Income (loss) from operations of discontinued distribution segment (including gain on disposal of $3,232,216 in 2002) (Note 8)	$0.22	$(0.02)	$0.27	$(0.01)
Extraordinary loss on extinguishment of debt			$(0.42)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 9)			$(1.01)
Net income (loss) per share – basic and diluted	$0.17	$(0.14)	$(1.51)	$(0.27)

Weighted average common shares outstanding – basic and diluted	17,519,556	13,366,278	15,935,027	13,366,278

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(24,060,419)	$(3,604,902)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	557,797	695,806
Amortization of intangibles	1,144,205	1,990,567
Amortization of discount		41,370
Loss on sale of property and equipment	3,071
Non-cash compensation charge	1,555,468
Impairment charge	16,101,900
Loss on extinguishment of debt	5,443,515
Gain on disposition of distribution segment	(3,451,317)
Non-cash increase in notes receivable-shareholders		(76,902)
(Increase) decrease in operating assets and liabilities, net:
Accounts receivable-trade	(82,613)	2,488,534
Inventories	548,887	213,533
Prepaid expenses and other assets	(168,240)	(99,949)
Income tax receivable/payable		1,931,253
Accounts payable-trade	(419,927)	(1,266,192)
Accrued expenses and other liabilities	181,043	(492,057)

Net cash (used in) provided by operating activities	(2,646,630)	1,821,061

Cash flows from investing activities:
Cash proceeds from sale of IFM		2,250,500
Proceeds from disposition of distribution segment	11,116,000
Proceeds from shareholders’ notes receivable	445,109	300,000
Proceeds from sale of property and equipment	8,000
Acquisition of intangible assets	(134,568)
Capital expenditures	(295,600)	(226,589)

Net cash provided by investing activities	11,138,941	2,323,911

Cash flows from financing activities:
Change in restricted cash	(547,731)	333,104
Debt issuance costs	(1,450,087)	(179,214)
Change in cash overdraft		(609,176)
Proceeds from issuance of long-term debt	68,499,120	51,328,333
Principal payments on long-term debt	(73,823,394)	(54,072,409)

Net cash used in financing activities	(7,322,092)	(3,199,362)

Net increase in cash and cash equivalents	1,170,219	945,610
Cash and cash equivalents, beginning of period	2,748,617	164,257

Cash and cash equivalents, end of period	$3,918,836	$1,109,867

     Supplemental disclosures of non-cash investing and financing activities:

     See Note 8 for additional information on the sale of the Company’s distribution segment (Stepic).

     In connection with the March 2002 recapitalization transaction described in Note 4, the Company issued convertible notes that had a fair value of $33,343,685. The Company recorded these notes at their face value of $15,000,000, and the premium of $18,343,685 was recorded as an increase to additional paid-in-capital. During the third quarter of 2002, there were 7,937,500 common shares issued and outstanding as a result of conversions of the convertible notes by the Additional Note Purchasers, which resulted in a decrease in long-term debt and an increase to common stock and additional paid-in-capital of $79,375. In addition, during the third quarter of 2002, the Company issued stock warrants valued at $50,000 which resulted in an increase to additional paid-in-capital.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

     The condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (the “Company”) at December 31, 2001 has been derived from the Company’s audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and instructions to Form 10-Q. The interim condensed consolidated financial statements at September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with both the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Form 10-K”), including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein as well as the Company’s Form S-1/A, filed with the SEC on September 11, 2002 (as amended from time to time).

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

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supersedes APB No. 17, and requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level; 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142, the Company recognized an impairment loss of approximately $16.1 million related to its distribution reporting unit. In addition, the Company ceased amortization of its goodwill (See Note 9 to the interim condensed consolidated financial statements for further information and required disclosures).

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as well as certain other accounting standards, establishes a single accounting model, based on framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, including segments of a business accounted for as discontinued operations. The impact of adopting SFAS No. 144 was not material to the Company’s consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. The Company is currently evaluating the impact of SFAS No. 145 on its consolidated financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 146 prior to this date. The impact of SFAS No. 146 is not expected to be material to the Company’s consolidated financial statements.

     Prior to the sale of the Company’s distribution segment (Stepic), as described more fully in Note 8, the Company operated as two reportable segments and provided full segment disclosure as required under SFAS No. 131. Subsequent to the sale of Stepic, the Company has only one segment (manufacturing) and therefore, the full segment disclosure is no longer applicable and has been removed.

     The Company’s operations are located in the United States. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

United States	$4,876,639	$5,129,408	$14,544,968	$17,615,866
Foreign	440,632	435,028	1,357,544	1,546,365

Consolidated net sales	$5,317,271	$5,564,436	$15,902,512	$19,162,231

      The table below presents net sales by major product category for the manufacturing segment for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Ports	$4,142,047	$4,488,528	$12,187,689	$13,734,512
Port Accessories	461,821	396,385	1,251,970	1,434,079
Catheters	608,463	667,153	2,246,017	2,218,161
All Other	104,940	12,370	216,836	1,775,479

Total Net Sales	$5,317,271	$5,564,436	$15,902,512	$19,162,231

2.  Inventories

     A summary of inventories is as follows:

	September 30,	December 31,
	2002	2001

Raw materials	$3,454,758	$3,413,158
Work in process	814,340	1,211,437
Finished goods	4,469,321	14,666,961

	8,738,419	19,291,556
Less inventory reserves	(2,579,356)	(3,454,761)

	$6,159,063	$15,836,795

3.  Earnings Per Share

     A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2002			September 30, 2002

	Loss			Loss
	From Continuing			From Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(885,121)	17,519,556	$(0.05)	$(5,607,898)	15,935,027	$(0.35)

Diluted EPS	$(885,121)	17,519,556	$(0.05)	$(5,607,898)	15,935,027	$(0.35)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2001			September 30, 2001

	Loss			Loss
	From Continuing			From Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(1,593,199)	13,366,278	$(0.12)	$(3,449,402)	13,366,278	$(0.26)

Diluted EPS	$(1,593,199)	13,366,278	$(0.12)	$(3,449,402)	13,366,278	$(0.26)

     Options to purchase 7,293,742 shares of common stock and warrants to purchase 823,619 shares of common stock were outstanding as of September 30, 2002, but are not included in the computation of the September 30, 2002 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $0.44 to $14.63 and expire between 2008 and 2012. Warrants to purchase 748,619 shares of common stock have an exercise price of $.01 per share and expire in 2012. Warrants to purchase 25,000 shares of common stock have an exercise price of $1.22 and expire in 2011. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.93 and expire in 2005.

     As discussed in Note 4 to these interim condensed consolidated financial statements contained elsewhere in this Form 10-Q, the Company has issued notes, a portion of which is convertible into a maximum of 27,000,000 shares of common stock. As of September 30, 2002, there were 7,937,500 shares outstanding as a result of conversions by the Additional Note Purchasers. The remaining convertible shares are excluded from the computation of the September 30, 2002 diluted EPS because the effect would be anti-dilutive.

     Options to purchase 725,020 shares of common stock and warrants to purchase 435,157 shares of common stock were outstanding as of September 30, 2001, but are not included in the computation of the September 30, 2001 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $0.44 to $14.63 and expire between 2008 and 2011. The warrants had an exercise price of $.05 per share and were terminated in March 2002 as a result of the Recapitalization as described in Note 4.

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

The details of the Recapitalization follow:

     On March 19, 2002, the Company completed an arrangement with ComVest, LaSalle Business Credit, Inc. (“LaSalle”), and Medtronic Inc. (“Medtronic”) to recapitalize the Company by extinguishing all of the Company’s senior debt and warrants held by Bank of America and substantially reducing the Company’s total outstanding debt. Pursuant to the Recapitalization, the Company issued Senior Subordinated Convertible Notes (“Convertible Notes”) in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Subordinated Promissory Note payable to Bank of America (the “Junior Note”), and entered into a new revolving and term loan facility (“the LaSalle Credit Facility”) for up to $22 million, of which approximately $1.7 million was outstanding as of September 30, 2002. The following is a summary of key provisions of the Recapitalization:

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

     The Company obtained shareholder approval at its 2002 annual meeting of shareholders on September 17, 2002 for the issuance of up to 27,000,000 shares of common stock issuable upon conversion of the Convertible Notes.

     Additionally, in connection with the Bridge Loan, the Company issued a Convertible Bridge Note (the “Bridge Note”) to ComVest. As of September 30, 2002, ComVest had the right to convert this note into up to 3.3 million shares of the Company’s common stock. The number of shares of common stock issuable pursuant to conversion of the Bridge Note is subject to the thresholds outlined above in this Note 4. The conversion terms of the Bridge Note are as follows:

Maximum Conversion Amount
During Applicable Period
Applicable Period	(all shares convertible at $.01 per share)

March 8, 2002 through March 8, 2003	• 50% of the Original Amount (equal to $33,000 as of September 30, 2002) may be converted into shares of common stock equal to (i) 0.6667, multiplied by (ii) the aggregate principal amount outstanding under the Additional Notes on the date of issuance (equal to $6.6 million)
March 8, 2003 through March 8, 2004	• In the event that the ComVest Convertible Notes and the Additional Notes have not been repaid in full by March 8, 2003, 50% of the Original mount may be converted into shares of common stock equal to (A)(i) 0.8 multiplied by (ii) the aggregate principal amount outstanding under the Additional Notes on the date of issuance (equal to $6.6 million)

     The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. The Note Purchase Agreement, as amended, also contains certain affirmative and negative covenants, including, but not limited to, restrictions on indebtedness and liens, business combinations, sale or discount of receivables, conduct of the Company’s business, transactions with affiliates, ability to enter into contracts outside the ordinary course of business, and ability to pay dividends. The Events of Default include, but are not limited to, failure to pay an obligation when due, breach of any covenant that remains uncured for 15 days, bankruptcy, change of control, and failure to obtain shareholder approval of the Recapitalization within 195 days of the closing date of March 16, 2002. Each of the proposals relating to the Recapitalization (as described above) for which the Company was required to receive shareholder approval were passed at the 2002 Annual Meeting of Shareholders held on September 17, 2002. See “Part II: Submission of Matters to a Vote of Security Holders” contained herein.

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

     The Company also incurred numerous other costs that were either expensed as incurred or capitalized as debt issuance costs. Included in selling, general, and administrative expenses for the nine-month period ended September 30, 2002 are approximately $3 million of expenses related to the recapitalization transaction. The primary components of those expenses are $2.4 million in stock compensation and bonuses to two of the Company’s executive officers, $168,000 in consulting fees, and $428,000 in legal and other fees. The Company capitalized approximately $1.5 million as debt issuance costs, consisting primarily of $906,000 in legal fees, $322,000 of consulting fees, and $222,000 of other miscellaneous fees paid for services rendered in connection with the Recapitalization.

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

     On March 18, 2002, the Company entered into the LaSalle Credit Facility pursuant to a loan and security agreement (the “Loan Agreement”) with Standard Federal Bank National Association (“SFB”), acting by and through LaSalle, as SFB’s agent (collectively the “Lender”). Under the Loan Agreement, the Lender has provided a $20 million senior revolving loan facility (the “Revolving Loan”) and a $2 million term loan facility (“Term Loan”). The Company used the proceeds to repay the Bridge Loan and expenses related to the Recapitalization and used the remaining proceeds for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below).

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

     On September 3, 2002, the Company sold its distribution segment (Stepic) to Arrow International, Inc. for approximately $12.7 million, consisting of $11.1 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. The Company used $7.8 million of the proceeds to pay off the amount then outstanding under its Revolving Loan from LaSalle. As of the date of this filing, $1,051,317 plus interest of $904 has been paid to the Company out of escrow.

     Pursuant to a letter agreement among the Company, ComVest and Medtronic, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of proceeds from the sale of Stepic. This operating plan and budget, together with the use of proceeds, are subject to the approval of ComVest and Medtronic and must be ratified by the Company’s board of directors. If its board of directors fails to ratify the proposed use of proceeds (as agreed to by ComVest and Medtronic), then this failure shall constitute an Event of Default under the Note Purchase Agreement. In no event will the proposed use of proceeds result in the amount of the Company’s cash on hand being less than its senior debt outstanding after application of the proposed use of proceeds. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement. (See Note 8 for further discussion contained elsewhere in this Form 10-Q.)

     After giving effect to the September 3, 2002 sale of Stepic, the Company’s current forecast indicates that it will be in noncompliance with each of the Tangible Net Worth covenant, the fixed charged coverage ratio covenant and the EBITDA covenant at December 31, 2002. However, the Company plans to reset these covenants with the Lender prior to year end. As of the date of this filing, the Company has complied with all the requirements of the Loan Agreement and currently does not have any borrowings under the Revolving Loan, nor does it expect to borrow under the Revolving Loan before year end 2002. The Company believes it has available cash resources to meet its working capital needs through fiscal year 2002.

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

     The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556, commencing April 2002. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment prior to the Termination Date as a result of an Event of Default, the Company gives 90-days notice of its intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date of the Convertible Notes at least thirty days past the date of the original term or any applicable renewal term.

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

     As a condition to closing, the Company also agreed to enter into a Securityholders Agreement dated March 16, 2002 with ComVest, Medtronic, LaSalle, the CEO and the Company’s President (together ComVest, Medtronic, LaSalle, the CEO and the Company’s President are the “Investors”) under which the Company granted certain registration rights, rights of first refusal and corporate governance rights to the Investors. The registration rights required the Company to file a shelf registration statement, which the Company did, covering the resale of certain shares of common stock issuable pursuant to the Recapitalization and to include, at the Investors’ option, certain of the Investors’ shares of common stock in any registration statement undertaken by the Company, at the Company’s expense. Pursuant to the Securityholders Agreement, ComVest and Medtronic have been granted (i) a right of first refusal to purchase all or part of their pro rata share of new securities which the Company may propose to sell or issue, (ii) the right of first refusal to participate in any sale of the CEO’s and/or the Company’s President’s shares of common stock of the Company to third parties upon the same terms and conditions, (iii) the co-sale right of first refusal to participate in sales of shares of the Company’s common stock by the CEO and/or the Company’s President and (iv) the “bring-along right” to require the CEO and the Company’s President to sell the same percentage of shares of common stock as the holders of the rights propose to sell in the event that the rights holders propose to sell 51% or more of their common stock. The corporate governance rights include, but are not limited to, the following: (i) granting ComVest the right to designate one ComVest director and two additional independent directors, (ii) requiring that certain actions of the Board of Directors include the affirmative vote of the ComVest director, (iii) requiring the Company to establish and maintain an Executive Committee consisting of the ComVest director as Chairman, one of the independent directors designated by ComVest, and the CEO, and (iv) requiring that the Executive Committee approve certain actions. Failure to comply with the Securityholders Agreement is considered an Event of Default under the Note Purchase Agreement.

     On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company is promoting and providing technical advice for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. After basic sales training, sales representatives of the Company and of its distributors will promote the sale of such systems, identify appropriate patients for such systems, and after additional training provide assistance in the implantation and refill procedure for such systems, for which identification and assistance the Company will be compensated by Medtronic. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes.

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

     The Forbearance Agreement further required payments of $300,000 each on a short-term bridge loan (the “BofA Bridge Loan”) on May 31, 2001, August 31, 2001, and November 30, 2001. The proceeds of the BofA Bridge Loan were used to fund a short-term bridge loan to the Company’s Chairman of the Board, CEO, and largest shareholder (the “Shareholder Bridge Loan”) (see Note 11 to the Company’s Consolidated Financial Statements included in the Form 10-K). The Company received approximately $474,000 from the CEO as payment on the Shareholder Bridge Loan and paid that amount to reduce the amount outstanding under the BofA Bridge Loan. In addition, the CEO paid approximately $426,000 directly to Bank of America, which was applied against the BofA Bridge Loan (and which the Company applied to the Shareholder Bridge Loan).

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

     The Company has unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable, collectively in the amount of $112,613 and $337,837, plus accrued interest receivable of $58,218 and $168,800 as of September 30, 2002 and December 31, 2001, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997 and were amended in September 2001 to extend the maturity date from 2000 to December 31, 2002. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets. In March of 2002, approximately $342,000 was paid to the Company by the CEO and the President in full settlement of their outstanding balances, which included accrued interest.

     During 2001, Tunstall Consulting, Inc., an affiliate of Gordon Tunstall, a director of the Company, provided consulting services to the Company with respect to financial and certain related matters, including the Recapitalization. In 2001, the Company incurred fees of $484,013 in consideration for such services. In the nine months ended September 30, 2002, the Company incurred fees of $318,185 to Tunstall Consulting for consulting services rendered to the Company in connection with the Recapitalization.

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

     Effective November 15, 2001, the exclusive distributor agreement between Stepic Corporation, the Company’s wholly owned distributor subsidiary (“Stepic”), and Pall Medical Companies (“Pall”) was terminated. As part of the termination, Stepic was permitted to sell the Pall critical care products through November 14, 2001 and the Pall blood products through January 31, 2002. In addition, Stepic has returned for credit substantially all remaining Pall inventory. On September 3, 2002 the Company sold Stepic to Arrow International, Inc.

     The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $593,000 and $649,000 as of September 30, 2002 and December 31, 2001, respectively, related to amounts to be rebated to the various distributors.

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

     Pursuant to the terms of the Note Purchase Agreement, the holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment. See Note 4 to these interim condensed consolidated financial statements. As of September 30, 2002, there were 7,397,500 shares issued and outstanding as a result of conversions by the Additional Note Purchasers.

     As described in Note 4 to the interim condensed consolidated financial statements contained in this Form 10-Q, the Loan Agreement sets forth certain Events of Default, the occurrence of which would allow the Lender to accelerate the Company’s obligations under the Loan Agreement. See Note 4 to these interim condensed consolidated financial statements.

     On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company is promoting and providing technical advice for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes. See Note 4 to these unaudited interim condensed consolidated financial statements.

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

     The Second Installment in the amount of approximately $220,000 was due from the purchaser on September 30, 2001. As of September 30, 2002, the Second Installment has not been paid, and the purchaser has sought indemnification under the asset purchase agreement for the Company’s alleged breach of its representations and warranties set forth in the agreement. On September 24, 2001, the Company filed a Complaint for Declaratory Judgement and Breach of Contract against the purchaser in the Superior Court of Fulton County in the State of Georgia. As of September 30, 2002 and December 31, 2001, the Company has fully reserved the amount due from the purchaser of approximately $220,000. The Company and IFM settled this lawsuit in August 2002.

8.  Sale of Distribution Segment

     On September 3, 2002, the Company sold its distribution segment (Stepic) to Arrow International, Inc. for approximately $12.7 million, consisting of $11.1 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction.

     Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company currently intends to use the remaining proceeds for working capital purposes. Additionally, as required pursuant to a letter agreement among the Company, ComVest and Medtronic, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of proceeds from the sale of Stepic. This operating plan and budget, together with the use of proceeds, are subject to the approval of ComVest and Medtronic and must be ratified by the Company’s board of directors. If its board of directors fails to ratify the proposed use of proceeds (as agreed to by ComVest and Medtronic), then this failure shall constitute an Event of Default under the Note Purchase Agreement. In no event will the proposed use of proceeds result in the amount of the Company’s cash on hand being less than its senior debt outstanding after application of the proposed use of proceeds. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement.

     Arrow paid $1.1 million of the cash purchase price into escrow, which sum will be distributed either to the Company or to Arrow in accordance with the terms of the asset purchase agreement and escrow agreement entered into in connection with the Stepic sale. Finally, Arrow issued to the Company a promissory note in the principal amount of $500,000, which bears interest at an annual rate of 5% and is payable as follows:

•	$250,000, plus accrued interest thereon, is due and payable 10 days after the post-closing determination of the value of the net assets transferred (subject to possible offset of this payment and the note related to a shortfall in the value of the assets sold); and

•	the balance is due and payable six months after the closing.

     As of the date of this filing, the Company has received $1,051,317 plus interest of $904 and Arrow has received $48,683 from the escrow account in accordance with the terms of the asset purchase agreement and escrow agreement. In addition, the Company has submitted to Arrow the Company’s calculation of the closing date net assets. Once the Company has received a response from Arrow to the Company’s calculation and the parties come to a mutually agreed upon amount, the Company will receive the first payment of $250,000 under the promissory note plus an additional purchase price amount based on the final net asset calculation.

     Net sales and income (loss) from the discontinued operation are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$5,691,852	$8,978,537	$21,987,450	$27,775,724
Net income (loss) from discontinued operations	$3,828,854	$(236,643)	$4,290,394	$(155,500)

     The major classes of assets and liabilities disposed of were as follows at September 3, 2002:

Accounts receivable, net	$6,602,504
Inventory	9,128,845
Prepaid expenses and other assets	1,209,359
Property and equipment, net	115,628
Intangibles, net	25,703
Accounts payable	7,332,453
Accrued expenses and other liabilities	372,972

     Goodwill of $16.1 million for the Stepic distribution segment was written off in the first quarter of 2002 as part of the Company’s adoption of SFAS No. 142. See Note 2 of the Company’s Form 10-K.

9.  Goodwill and Other Intangible Assets

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

     In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three and nine months ended September 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

	For the Three Months Ended September 30, 2001

	Loss before
	extraordinary items	Net Loss	Basic EPS	Diluted EPS

Reported	($1,829,842)	($1,829,842)	($0.14)	($0.14)
Add: amortization
Adjustment	318,557	318,557	0.03	0.03

Adjusted	($1,511,285)	($1,511,285)	($0.11)	($0.11)

	For the Nine Months Ended September 30, 2001

	Loss before
	extraordinary items	Net Loss	Basic EPS	Diluted EPS

Reported	($3,604,902)	($3,604,902)	($0.27)	($0.27)
Add: amortization
Adjustment	955,670	955,670	0.07	0.07

Adjusted	($2,649,232)	($2,649,232)	($0.20)	($0.20)

     Finite lived intangible assets as of September 30, 2002, subject to amortization, are comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Patents	$8,218,000	$(2,723,142)	$5,494,858
Non-compete and consulting agreements	2,165,592	(2,037,800)	127,792
Debt issuance costs	1,450,087	(378,066)	1,072,021
Other	69,568		69,568

Total	$11,903,247	$(5,139,008)	$6,764,239

     Amortization expense for finite lived intangible assets was $400,693 and $1,144,201 for the three and nine months ended September 30, 2002. The expected amortization expense for each of the five succeeding years ended December 31 is as follows:

Remaining 2002	$374,391
2003	1,290,926
2004	910,419
2005	642,749
2006	599,724
2007	599,724
Thereafter	2,346,306

$6,764,239

     The change in the net carrying amount of goodwill during the nine months ended September 30, 2002 is due to the impairment loss recorded on the distribution segment of $16.1 million upon the adoption of SFAS 142.

     During the third quarter of 2002, the Company acquired a portion of the business of one of its former independent distributors, which consisted of inventory, a non-compete agreement and a customer list in the amounts of $78,513, $65,000 and $69,568, respectively, and ended its relationship with the distributor. Subsequent to September 30, 2002, the Company has agreed to acquire a portion of the business of another independent distributor, which will consist of inventory, a non-compete agreement and a customer list. The Company will end its relationship with the distributor.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Net Sales. Net sales decreased 4.4% to $5.3 million for the third quarter of 2002 from $5.6 million for the third quarter of 2001. This slight decrease is attributable to lower sales volumes to independent distributors as a result of the Company’s direct sales expansion program in which a greater proportion of the Company’s sales will be derived from its direct sales force compared to a larger mix of distributors and direct sales representatives in the past. The decrease is partially offset by increased sales from new products launched in 2002 which consist of LifeJet™, LifeGuard™, and LifeValve™.

     Gross Profit. Gross profit increased 18.6% to $3.3 million for the third quarter of 2002 from $2.7 million for the third quarter of 2001. Gross margin percentage increased to 61.1% in the third quarter of 2002 from 49.3% in the third quarter of 2001. The increase in gross profit and gross margin percentage is primarily the result of favorable manufacturing production efficiencies and lower distributor rebates as well as a favorable change in product mix in the third quarter of 2002 compared to the third quarter of 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased approximately $447,300 or 11.6% to approximately $3.4 million for the third quarter of 2002 compared with $3.9 million for the third quarter of 2001. This decrease is attributable to lower turnaround expenses, including consulting fees, PR campaign fees and severances, in addition to the Company’s cost reduction program implemented in June 2002, which includes lower salaries, travel and marketing expenses in the third quarter of 2002. Partially offsetting the decrease were ongoing recapitalization expenses of approximately $200,000 incurred in the third quarter of 2002. Exclusive of the recapitalization expenses, SG&A would have decreased approximately $647,300 million in the third quarter of 2002 over the third quarter of 2001. As a result of decreased SG&A expenses, SG&A as a percentage of net sales decreased to 64.2% for the third quarter of 2002 from 69.3% for the third quarter of 2001.

     Earnings Before Interest, Taxes, Depreciation, and Amortization. Earnings before interest, taxes, depreciation and amortization and other income/expense (EBITDA) for the three months ended September 30, 2002 was approximately $225,000 compared with a loss of ($558,000) for the three months ended September 30, 2001. In order to reconcile EBITDA to the operating losses of approximately ($160,000) and ($1.1 million) for the three months ended September 2002, and 2001, respectively, there would be an add back of the manufacturing segment’s depreciation and amortization expense of approximately $385,000 and $557,000 for three months ended September 30, 2002 and 2001, respectively. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles (GAAP) and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity.

     Interest Expense. Net interest expense increased to approximately $723,600 in the third quarter of 2002 compared to approximately $496,400 in the third quarter of 2001. Upon completion of the Recapitalization in the first quarter of 2002, the Company increased the amount of debt allocated to the manufacturing segment. Accordingly, the amount of interest attributable to this segment has increased in the three months ended September 30, 2002 over the same period in the previous year. Interest expense for both periods attributable to the distribution segment has been reclassified and is now reported as part of the gain/loss from operations of discontinued operations. In addition, upon consummation of the Recapitalization, the Company incurred increased deferred loan costs, the amortization of which is recorded as a component of interest expense. For the three months ended September 30, 2002, the Company's amortization of deferred loan costs was approximately $35,000 higher than in the same period in the prior year.

     Income Taxes. The Company’s projected taxable income from continuing operations and extinguishment of the BofA Credit Facility, which has been partially reduced by the tax loss of approximately $7.6 million incurred in connection with the sale of Stepic on September 3, 2002, is expected to be fully offset by a net operating loss carryforward upon which a valuation allowance had previously been established in 2001. This valuation allowance is now being released to the extent of the projected taxable income in 2002. A valuation allowance remains in effect on the remaining deferred tax assets because, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

     Discontinued Operations. Income from operations of the Company’s discontinued distribution segment (Stepic) was $3.8 million for the third quarter of 2002 compared to a loss of approximately $237,000 for the third quarter of 2001. In connection with the sale of Stepic on September 3, 2002, the Company recognized a gain on the sale of approximately $3.2 million which is included in the income from discontinued operations in the third quarter of 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Net Sales. Net sales decreased 17% to $15.9 million for the nine months ended September 30, 2002 from $19.2 million for the nine months ended September 30, 2001. This decrease is primarily attributable to the fact that sales of the IFM product line (of approximately $1.8 million in 2001) are not included in 2002 net sales as the product line was sold on March 30, 2001. In addition, there was a decline in sales to independent distributors in the nine months ended September 30, 2002, due to the Company’s direct sales expansion program in which a larger proportion of the Company’s sales will be derived from its direct sales force compared to a larger mix of distributors and direct sales representatives in the past.

     Gross Profit. Gross profit decreased 11.5% to $9 million for the nine months ended September 30, 2002 from $10.2 million for the nine months ended September 30, 2001. Gross margin percentage increased to 56.7% in 2002 from 53.2% in 2001. The decrease in gross profit dollars is the result of decreased sales, and the increase in gross margin percentage is the result of favorable manufacturing production efficiencies and lower distributor rebates as well as a favorable change in product mix for the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased approximately $559,500 or 4.7% to approximately $12.5 million for the nine months ended September 30, 2002 compared with $11.9 million for the nine months ended September 30, 2001. This increase is fully attributable to recapitalization expenses of approximately $3 million incurred as a result of the Company’s recapitalization transaction in March 2002. Exclusive of the recapitalization expenses, SG&A decreased approximately $2.4 million in 2002 from 2001. This decrease is a result of lower turnaround expenses, including consulting fees, PR campaign fees and severances, in addition to the Company’s cost reduction program including lower salaries, travel and marketing expenses in 2002. SG&A expenses increased as a percentage of net sales to 78.6% for the nine months ended September 30, 2002 from 62.3% for the nine months ended September 30, 2001. This increase is due to decreased sales as well as the recapitalization expenses in 2002 from 2001.

     Earnings Before Interest, Taxes, Depreciation, and Amortization. Earnings before interest, taxes, depreciation and amortization and other income/expense (EBITDA) for the nine months ended September 30, 2002 was a loss of ($2.3 million) compared with approximately $118,000 for the nine months ended September 30, 2001. In order to reconcile EBITDA to the operating losses of approximately ($3.5 million) and ($1.8 million) for the nine months ended September 2002, and 2001, respectively, there would be an add back of the manufacturing segment’s depreciation and amortization expense of $1.2 million and $1.9 million for nine months ended September 30, 2002 and 2001, respectively. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles (GAAP) and should not be considered as a subscriber for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity.

     Interest Expense. Net interest expense increased to approximately $2.1 million in the nine months ended September 30, 2002 compared to approximately $1.8 million in the nine months ended September 30, 2001. Upon completion of the Recapitalization in the first quarter of 2002, the Company increased the amount of debt allocated to the manufacturing segment. Accordingly, the amount of interest attributable to this segment has increased in the nine months ended September 30, 2002 over the same period in the previous year. Interest expense for both periods attributable to the distribution segment has been reclassified and is now reported as part of the gain/loss from operations of discontinued operations. In addition, upon consummation of the Recapitalization, the Company incurred increased deferred loan costs, the amortization of which is recorded as a component of interest expense. For the nine months ended September 30, 2002, the Company’s amortization of deferred loan costs was approximately $184,000 higher than in the same period in the prior year.

     Income Taxes. The Company’s projected taxable income from continuing operations and extinguishment of the BofA Credit Facility, which has been partially reduced by the tax loss of approximately $7.6 million incurred in connection with the sale of Stepic on September 3, 2002, is expected to be fully offset by a net operating loss carryforward upon which a valuation allowance had previously been established in 2001. This valuation allowance is now being released to the extent of the projected taxable income in 2002. A valuation allowance remains in effect on the remaining deferred tax assets because, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

     Discontinued Operations. Income from operations of the Company’s discontinued distribution segment (Stepic) was $4.3 million for the nine months ended September 30, 2002 compared to a loss of approximately $155,500 for the nine months ended September 30, 2001. In connection with the sale of Stepic on September 3, 2002, the Company recognized a gain on the sale of approximately $3.2 million which is included in the income from discontinued operations in the nine month period ended September 30, 2002.

     Extraordinary Loss. The Company recorded an extraordinary loss of approximately $6.6 million on the extinguishment of its BofA debt as a result of the recapitalization transaction during the first quarter of 2002.

     Goodwill Impairment Loss. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company recognized an impairment loss of approximately $16.1 million related to its distribution reporting unit. Prior to the sale of Stepic in September 2002, the Company had identified two reporting units, the aforementioned manufacturing unit and the distribution unit. These reporting units were consistent with the Company’s previously identified reportable segments under SFAS 131. In applying the transitional impairment model prescribed by SFAS 142, the Company used a discounted cash flow model to determine the fair value of the net assets of each of the Company’s reporting units. Significant assumptions utilized in the model were revenue growth rates, gross margin percentages, depreciation and amortization, capital expenditures, working capital requirements, and the appropriate discount rate. The fair value of the Company’s distribution reporting unit’s net assets were less than the carrying value of those net assets; thus, the Company proceeded to step 2 of the SFAS 142 impairment model, whereby the Company allocated that fair value to the reporting unit’s tangible and intangible net assets. The Company utilized various methods to determine the fair value of the distribution unit’s identifiable intangible assets, including discounted cash flows, royalty savings method, and the cost approach. Significant assumptions used in valuing these intangible assets included price premiums, expected effective tax rates, the discount rate, remaining useful lives of intangible assets, royalty rates, and residual values. A comparison of the implied fair value of goodwill, calculated from the allocation of fair value described above, to the carrying net book value of goodwill at January 1, 2002 yielded the impairment charge described above. The Company applied the same methodology to its manufacturing unit and concluded that the goodwill associated with that reporting unit was not impaired.

Liquidity and Capital Resources

     Net cash (used in) provided by operating activities was ($2.6 million) for the nine months ended September 30, 2002 compared with approximately $1.8 for the nine months ended September 30, 2001. The increase in cash used in operations during 2002 compared to 2001 was primarily attributable to the Recapitalization expenses paid in 2002, as well as the increased loss from operations in 2002 from 2001 (see above description in “Results of Operations”).

     Net cash provided by investing activities was approximately $11.1 million for the nine months ended September 30, 2002 compared to $2.3 million for the nine months ended September 30, 2001. Cash provided by investing activities in 2002 consisted primarily of cash proceeds from the sale of Stepic of approximately $11.1 million and also cash proceeds from the CEO and President for payment of their shareholder notes outstanding. Cash provided by investing activities in 2001 consisted of cash proceeds from the sale of IFM of approximately $2.3 million and the payment of $300,000 from the Company’s CEO for the Shareholder Bridge Loan. Cash used in investing activities in both 2002 and 2001 consisted primarily of capital expenditures for the Company’s facilities.

     Net cash used in financing activities was approximately $7.3 million for the nine months ended September 30, 2002 compared to approximately $3.2 million for the nine months ended September 30, 2001. Financing activities in 2002 substantially consisted of debt issuance costs paid as part of the Recapitalization of approximately $1.5 million as well as net proceeds from the issuance of long-term debt and payment of debt on the Company’s BofA Credit Facility, both pursuant to the Recapitalization. In addition, 2002 financing activities included borrowings from and repayments of its Revolving Loan under its LaSalle Credit Facility and the utilization of cash proceeds from the sale of Stepic to pay down all amounts then outstanding under its Revolving Loan under its LaSalle Credit Facility of approximately $7.8 million. In 2001, financing activities primarily consisted of borrowings from and repayments of the Company’s working capital loan under its BofA Credit Facility, as well as a principal payment of its BofA Credit Facility of approximately $2.3 million from the proceeds of the sale of IFM.

     The Company incurred a loss of approximately $5.1 million for the year ended December 31, 2001, and as discussed in Note 6 of the consolidated financial statements included in the Form 10-K, the Company was in violation of the Forbearance Agreement with Bank of America as of December 31, 2001 and continuing into 2002. As more fully described below, the Company has completed a recapitalization transaction that extinguished all of the Company’s outstanding debt and warrants held by Bank of America, entered into new financing facilities with new lenders and substantially reduced the Company’s total outstanding debt. The Company’s senior loan agreement contains certain requirements which are either determined at the discretion of the lender or involve meeting financial covenants. While there can be no assurance, it is the Company’s expectation to comply with these covenants and to have the financing facilities available for its working capital needs throughout 2002. If the Company is unable to comply with the requirements of the new financing facilities during 2002, it may not be able to borrow additional funds, and all amounts under the senior loan agreement (approximately $1.7 million at September 30, 2002) may become immediately due.

     On March 19, 2002, the Company announced that it had completed an arrangement with ComVest, LaSalle, and Medtronic to recapitalize the Company by extinguishing all of the Company’s senior debt and warrants held by Bank of America and substantially reducing the Company’s total outstanding debt. Pursuant to the Recapitalization, the Company issued Convertible Notes in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Note payable to Bank of America, and entered into the LaSalle Credit Facility for up to $22 million, of which approximately $1.7 million was outstanding as of September 30, 2002.

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

     The Company also incurred numerous other costs that were either expensed as incurred or capitalized as debt issuance costs. Included in selling, general, and administrative expenses for the nine-month period ended September 30, 2002 are approximately $3 million of expenses related to the recapitalization transaction. The primary components of those expenses are $2.4 million in stock compensation and bonuses to two of the Company’s executive officers, $168,000 in consulting fees, and $428,000 in legal and other fees. The Company capitalized approximately $1.5 million as debt issuance costs, consisting primarily of $906,000 in legal fees, $322,000 of consulting fees, and $222,000 of other miscellaneous fees paid for services rendered in connection with the recapitalization.

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

     The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556 commencing April 2002. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment prior to the Termination Date as a result of an Event of Default, the Company gives 90-days notice of its intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date of the Convertible Notes at least thirty days past the date of the original term or any applicable renewal term.

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

     On September 3, 2002, the Company sold substantially all of the assets of Stepic to Arrow International, Inc. The total value of the transaction was approximately $12.7 million, consisting of $11.1 million in cash, $1.1 million paid into escrow and a $500,000 promissory note. In addition, the Company retained assets of approximately $1.1 million in the transaction.

     Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with LaSalle Business Credit, Inc. The Company currently intends to use the remaining proceeds for working capital purposes. Additionally, as required pursuant to a letter agreement among the Company, ComVest and Medtronic, before November 2, 2002, the Company’s management and its Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including its working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of proceeds from the sale of Stepic. This operating plan and budget, together with the use of proceeds, are subject to the approval of ComVest and Medtronic and must be ratified by the Company’s board of directors. If its board of directors fails to ratify the proposed use of proceeds (as agreed to by ComVest and Medtronic), then this failure shall constitute an Event of Default under the Note Purchase Agreement. In no event will the proposed use of proceeds result in the amount of the Company’s cash on hand being less than its senior debt outstanding after application of the proposed use of proceeds. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement.

     Arrow paid $1.1 million of the cash purchase price into escrow, which sum will be distributed either to the Company or to Arrow in accordance with the terms of the asset purchase agreement and escrow agreement entered into in connection with the Stepic sale. Finally, Arrow issued to the Company a promissory note in the principal amount of $500,000, which bears interest at an annual rate of 5% and is payable as follows:

•	$250,000, plus accrued interest thereon, is due and payable 10 days after the post-closing determination of the value of the net assets transferred (subject to possible offset of this payment and the note related to a shortfall in the value of the assets sold); and

•	the balance is due and payable six months after the closing.

     As of the date of this filing, the Company has received $1,051,317 plus interest of $904 and Arrow has received $48,683 from the escrow account in accordance with the terms of the asset purchase agreement and escrow agreement. In addition, the Company has submitted to Arrow the Company’s calculation of the closing date net assets. Once the Company has received a response from Arrow on the Company’s calculation and the parties come to a mutually agreed upon amount, the Company will receive the payment of $250,000 under the promissory note plus an additional purchase price amount based on the final net asset calculation.

     As of the date of this filing, the Company has complied with all the requirements of the Loan Agreement and currently does not have any borrowings under the Revolving Loan, nor does it expect to borrow under the Revolving Loan before year end 2002. The Company believes it has available cash resources to meet its working capital needs through fiscal year 2002.

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

Recently Issued Accounting Standards

     Note 1 and Note 9 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards and, where applicable, the effects of such standards on the Company.

Forward-looking Statements

     Certain statements made in this quarterly report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the possible inadequacy of the Company’s cash flow from operations and cash available from external financing, the possibility of a breach of covenants in the Company’s senior credit facility, the satisfaction of which cannot be objectively determined, the Company’s limited manufacturing experience, the inability to efficiently manufacture different products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the dependence on patents, trademarks, licenses and proprietary rights, the Company’s potential exposure to product liability, the inability to introduce new products, the Company’s reliance on a few large customers, the Company’s dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company’s ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed above, and other factors that you may wish to consider, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and is also contained in the Form 10-K and Form S-1/A under the section entitled “Risk Factors” and elsewhere and in the Company’s filings from time to time pursuant to the Securities Exchange Act of 1934, as amended.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. Borrowings under the LaSalle Credit Facility accrue interest at annual rate of prime plus 2%, plus an additional 2% upon the occurrence of an event of default. As of September 30, 2002, the Company had approximately $1.7 million outstanding under the LaSalle Credit Facility. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002, the additional interest expense would be considered immaterial to the Company’s interim condensed consolidated financial position, results of operations and cash flows.

ITEM  4.   CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s principal financial officer, on the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer along with the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely and effectively alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

     There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM  1.   LEGAL PROCEEDINGS

     See “Item 3. Legal Proceedings” in the Form 10-K for a discussion of legal proceedings affecting the Company. Except for the settlement in August 2002 relating to the Georgia case filed in September 2001 referenced in Note 7 to the Company’s interim condensed consolidated financial statements contained herein, there have been no material developments in such legal proceedings since the filing of the Form 10-K.

     On August 8, 2002, the Company received a subpoena from the Office of Inspector General of the Department of Health & Human Services requesting documents relating to the Company’s agreement with a group purchasing organization. The Company is cooperating fully with the request.

ITEM  2.   CHANGES IN SECURITIES AND USE OF FUNDS.

     In the third quarter of 2002, the Company issued an aggregate of 7,937,500 shares of its common stock in connection with the Recapitalization. On September 26, 2002, the Company issued warrants to purchase 25,000 shares of the Company’s common stock to Epoch Financial Group, Inc., at an exercise price of $1.22. These warrants expire in 2011. Also on September 26, 2002, the Company issued warrants to purchase 50,000 shares of the Company’s common stock to Lippert/Heilshorn & Associates, at an exercise price of $0.93. These warrants expire in 2005. The issuance of these warrants was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act. See Note 4 to the Company’s interim condensed consolidated financial statements contained herein.

ITEM  3.   DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Shareholders was held on September 17, 2002.

(b)	Not applicable.

(c)	The following proposals were submitted to the shareholders of the Company:

(i)	The election of two directors. The vote on this proposal was:

	For	Abstain

Robert D. Tucker	14,607,513	93,521
T. Lee Provow	14,607,513	93,521

(ii)	A proposal to amend the Company’s Restated and Amended Articles of Incorporation to declassify the Company’s Board of Directors and provide that each director will serve a one-year term, ending at the 2003 annual meeting of shareholders. The vote on this proposal was:

For	Against	Abstain

12,841,404	118,900	18,700

(iii)	A proposal to amend the Company’s Restated and Amended Articles of Incorporation to increase the total number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. The vote on this proposal was:

For	Against	Abstain

14,425,266	237,628	22,450

(iv)	A proposal to amend the Company’s Amended and Restated Bylaws to eliminate the business combinations and fair price provisions contained therein. The vote on this proposal was:

For	Against	Abstain

3,378,010	114,246	29,462

(v)	A proposal to approve the issuance of up to 27,000,000 shares of the Company’s common stock which may be issued upon conversion of a portion of the Company’s Convertible Notes issued in the Recapitalization. The vote on this proposal was:

For	Against	Abstain

12,770,176	179,578	21,750

(vi)	A proposal to increase the number of shares of the Company’s common stock authorized and reserved for issuance under the Company’s 1998 Stock Incentive Plan from 1,400,000 shares to 6,000,000 shares. The vote on this proposal was:

For	Against	Abstain

12,489,029	402,025	22,750

(vii)	A proposal to approve the grant of stock options to Marshall B. Hunt to purchase an aggregate of 3,500,000 shares of the Company’s common stock and to William E. Peterson, Jr. to purchase an aggregate of 1,000,000 shares of the Company’s common stock. The vote on this proposal was:

For	Against	Abstain

12,353,550	511,894	29,140

(viii)	A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2002. The vote on this proposal was:

For	Against	Abstain

14,651,979	46,135	21,330

Each proposal referenced above obtained the requisite number of votes for passage, except for the proposal outlined in (iv) above, which required the affirmative vote of a majority of “disinterested” shares (as defined under Georgia corporate law).

ITEM  5.   OTHER INFORMATION

Not applicable.

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit
Number		Description of Exhibits

3.1	—	Amended and Restated Articles of Incorporation of the Company, as amended to date.
3.2	—	Amended and Restated Bylaws of the Company, as amended to date.
4.1	—	See Articles II, III, VII and IX of the Amended and Restated Articles of Incorporation filed as Exhibit 3.1 and Articles I, VII, VIII and IX of the Amended and Restated Bylaws filed as Exhibit 3.2, filed as Exhibit 4.1 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

Exhibit
Number		Description of Exhibits

4.2	—	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
4.3	—	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
10.1	—	Amendment to Employment Agreement between the Registrant and William E. Peterson, Jr., dated September 16, 2002.
10.2	—	Common Stock Purchase Warrant, dated as of September 26, 2002, by and between the Registrant and Epoch Financial Group, Inc.
10.3	—	Common Stock Purchase Warrant, dated as of September 26, 2002, by and between the Registrant and Lippert/Heilshorn & Associates, Inc.
10.4	—	Amendment No. 2 to the Note Purchase Agreement, dated as of July 29, 2002, by and among the Registrant, ComVest Venture Partners, L.P., and the Additional Note Purchasers (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002)
10.5	—	Asset Purchase Agreement, dated as of August 23, 2002, by and among Stepic Corporation, the Registrant, and Arrow International, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 11, 2002.
10.6	—	Letter Agreement among the Registrant, ComVest Venture Partners, L.P. and Medtronic, Inc., dated August 30, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K, filed with the Commission on September 11, 2002).
10.7	—	Employment Letter between the Registrant and George L. Cavagnaro, effective September 1, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 11, 2002).
99.1	—	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On July 3, 2002, the Company filed an amended Current Report on Form 8-K relating to the filing of a revised version of the Note Purchase Agreement to include Annex 1, identifying certain Additional Note Purchasers, and Exhibit C, outlining the conversion features applicable to the Convertible Notes issued in the Recapitalization. On August 14, 2002, the Company filed a Current Report on Form 8-K, filing as an exhibit a press release relating to the Company’s filing of a Form 10-Q/A for the first quarter 2002. On September 11, 2002, the Company filed a Current Report on Form 8-K relating to the sale of the Company’s Stepic business.

HORIZON MEDICAL PRODUCTS, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON MEDICAL PRODUCTS, INC.

(Registrant)

November 14, 2002	/s/ Julie F. Lancaster
Vice President — Finance (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Marshall B. Hunt, Chairman of the Board and Chief Executive Officer of Horizon Medical Products, Inc. (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarterly period ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officers of the registrant and I:

(a)	are responsible for establishing and maintaining “disclosure controls and procedures” for the registrant;

(b)	have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

(c)	have evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

(d)	have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5.	The other certifying officers of the registrant and I have disclosed to the registrant’s auditors and to the audit committee of the board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The other certifying officers of the registrant and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Marshall B. Hunt
Marshall B. Hunt (Chairman of the Board and Chief Executive Officer)

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Julie F. Lancaster, Vice President – Finance and principal financial officer of Horizon Medical Products, Inc. (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarterly period ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officers of the registrant and I:

(a)	are responsible for establishing and maintaining “disclosure controls and procedures” for the registrant;

(b)	have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

(c)	have evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

(d)	have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5.	The other certifying officers of the registrant and I have disclosed to the registrant’s auditors and to the audit committee of the board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The other certifying officers of the registrant and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Julie F. Lancaster

Julie F. Lancaster Vice President – Finance and (Principal Financial Officer)