Form 10-K
period 2002-12-31
HORIZON MEDICAL PRODUCTS INC
filed 2003-03-28
CIK 1052958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the financial year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-15459

Horizon Medical Products, Inc.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1882343 (I.R.S. Employer Identification No.)

One Horizon Way P.O. Box 627 Manchester, Georgia (Address of principal executive offices)	31816 (Zip Code)

(Registrant’s telephone number, including area code):     (706) 846-3126

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 Par Value

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐     No ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,786,602 on June 28, 2002, based on the closing sale price of such stock on The American Stock Exchange.

      The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of March 16, 2003 was 36,165,876.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the proxy statement of the Company for the 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this annual report. The Company anticipates its 2003 Annual Meeting of Shareholders will be held on or about May 13, 2003.

i

PART I

Item 1.     Description of Business

      Horizon Medical Products, Inc. (including its subsidiaries, “we” or the “Company”), headquartered in Manchester, Georgia, is a specialty medical device company focused on manufacturing and/or marketing vascular access products. The Company’s oncology product lines include implantable ports, tunneled central venous catheters, and stem cell transplant catheters used primarily in cancer treatment protocols. The Company has a complete line of acute and chronic dialysis catheters used for kidney failure patients.

Background

      The Company was incorporated and began its operations in February 1990 as a distributor of medical devices and began to distribute vascular access devices in 1990. In November 1992, the Company entered into a collaborative effort with a leading heart valve manufacturer to design and develop a new line of vascular access ports for the Company. This new line of ports, the Triumph-1® line, was introduced in September 1994. The Company continues to market a line of Triumph-1® vascular access ports and in September 2001, it transitioned the manufacturing of the Triumph-1® line in-house to the Company’s current manufacturing facility. Prior to that transition, since 1996, certain models in the Triumph-1® line had been manufactured for the Company by ACT Medical. In May 1995, the Company began to distribute the NeoStar Medical® line of hemodialysis catheters, and acquired that line in October 1995.

      In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical® product line at this facility in October 1996 and expanded this facility in 1998 and in 2000 to its current configuration of approximately 60,000 square feet. In July 1997, the Company acquired the port business of Strato/Infusaid. The primary product lines obtained in the Strato/Infusaid acquisition included the LifePort® and Infuse-a-Port® vascular access ports and the Infuse-a-Cath® line of catheters. In 1998, the Company made additional product acquisitions, including the Vortex®, TitanPort™ and OmegaPort® lines acquired from Norfolk Medical. In addition, the Company acquired the Columbia Vital Systems, Inc. (“CVS”) and the Stepic Medical device distribution businesses. Through September 2002, at which time the Company divested the Stepic business, distribution of medical devices through Stepic during the first nine months of 2002 comprised approximately 55.1% of the Company’s revenue. See “Acquisitions and Divestitures” below.

      On October 9, 2000, the Company consummated the acquisition of certain assets used in the manufacture and sale of medical devices by Ideas for Medicine, Inc., or IFM, a wholly-owned subsidiary of CryoLife, Inc., or CryoLife. This acquisition effectively completed the acquisition by the Company of the IFM product line which was acquired in September of 1998. In addition to the purchase of assets, consisting primarily of inventory and leasehold improvements, the Company also assumed control of IFM’s approximately 30,000 square foot manufacturing facility in St. Petersburg, Florida and the 80 employees there. On March 30, 2001, the Company sold the IFM business to Vascutech, Inc. and Vascutech assumed control of such facility. See “Acquisitions and Divestitures” below.

      While the Company has acquired products through the acquisitions described above, more recently the Company has developed new products. The Company’s VTX® technology, which was introduced by the Company in 2000, is featured in its Vortex® port, its new LifePort® VTX® titanium and plastic ports, and its new Triumph™ VTX® titanium and plastic ports. VTX® technology refers to the swirling blood flow produced by a uniquely rounded reservoir design and tangential outlet, which substantially reduces thrombosis or the build up of sludge from blood and drug products in the port reservoir. The square cornered reservoirs and perpendicular outlets that are common to other vascular access ports promote the formation of sludge, flush less efficiently, and provide chaotic blood flow. These conditions, in turn, cause complications that require additional procedures at additional cost. The Company introduced its new chronic hemodialysis catheter, LifeJet™, in December 2001 and its LifeJet™ F-16 in January 2003. The Company’s new safety infusion needle, LifeGuard™, designed for use with vascular access ports, was released in June 2002 and its new central venous catheter, LifeValve™, was released in October 2002.

Recapitalization

      On March 1, 2002, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement” and together with the transactions contemplated thereby, the “Recapitalization”) with ComVest Venture Partners, L.P. (“ComVest”), Medtronic, Inc. (“Medtronic”), and 26 individual and entity Additional Note Purchasers (collectively, the “Additional Note Purchasers”). Under the Note Purchase Agreement, the Company agreed to issue $15 million of Senior Subordinated Convertible Notes (the “Convertible Notes”). Interest on these Convertible Notes is payable quarterly beginning in June 2002 and accrues at a rate of 6% per year for the first six months and 8% per year thereafter until the notes are paid in full and mature on March 16, 2004. The Company issued the Convertible Notes as follows: $4.4 million to ComVest, $4 million to Medtronic and $6.6 million to the Additional Note Purchasers. The Additional Note Purchasers are as follows:

Craig Krumwiede	RMC Capital, LLC	Tahoe Partners
Mark Reichenbaum	SJ Warner Charitable Remainder Trust	Winfield Capital Corporation
Siam Partners II	Scott Prince	Robert Priddy
Porter Partners	Daniel Och	Joan Misher
Douglas Levine	Jacob Safier	Highview Ventures LLC
Harvard Investments	Harvard Developments	Fountainhead Holdings, Ltd.
Flynn Corporation	Gerald Cramer	David Chazen
Chased Congregation	Carol Hill Trust	Ben Joseph Partners
E&M Real Property Trust	Dolphin Offshore Partners, LP

      The material terms of the Convertible Notes are described below.

      The Note Purchase Agreement contains certain affirmative and negative covenants, including, but not limited to the following:

•	the provision of quarterly and annual financial statements to the holders of the Convertible Notes;

•	rights of inspection of the Company’s books and records;

•	maintenance of properties and the Company’s corporate existence;

•	restrictions on indebtedness, other than indebtedness relating to permitted liens and certain indebtedness to affiliates;

•	restrictions on liens, except for certain purchase money liens, statutory liens, tax liens and judicial liens;

•	restrictions on certain business combinations and disposition of the Company’s assets;

•	restrictions on the sale or discount of receivables;

•	transactions with affiliates outside of the ordinary course of business; and

•	prohibitions on the ability to pay dividends.

      The Events of Default include, but are not limited to, failure to pay an obligation when due, failure to comply with obligations under the Securityholders Agreement (the “Securityholders Agreement”) or the Co-Promotion Agreement with Medtronic (as described below), breach of any covenant which remains uncured for 15 days, bankruptcy, a change of control and failure to obtain shareholder approval of certain proposals related to the Recapitalization at the Company’s 2002 annual meeting of shareholders (the “Annual Meeting”) within 195 of the closing date of March 16, 2002. On September 17, 2002, at the Annual Meeting, the Company’s shareholders approved all such proposals relating to the Recapitalization. Generally, upon an Event of Default, the holders of a majority of the aggregate principal amount of Convertible Notes outstanding may declare the unpaid principal and interest on the Notes immediately due and payable. Additionally, Medtronic may, upon a breach of covenants concerning the Co-Promotion Agreement or the Convertible

Notes held by Medtronic, declare the unpaid principal and interest on such Notes immediately due and payable.

      Also, if the Company defaults under the Note Purchase Agreement, it will be in default under the Loan Agreement with LaSalle (as described below) pursuant to the cross-default provisions contained therein. At December 31, 2002, the aggregate amount of indebtedness which would be subject to acceleration under the Note Purchase Agreement, the Company’s credit facility with LaSalle (as described below) and the Junior Note (as described below), causing the same to become immediately due and payable, was approximately $18.5 million. The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment upon repayment of all or a portion of the amounts due, as described below. If this $270,000 is converted, the Company will still be obligated to repay, in the aggregate, $14,730,000 to the holders of the Convertible Notes. As of March 16, 2003, 19,800,000 shares of the Company’s common stock had been issued to holders of the Convertible Notes upon conversion thereof.

      This 27,000,000 shares also includes up to 3,300,000 shares which were issued to ComVest upon conversion of the Bridge Note (as described below). Under the conversion terms, if the principal amount of the Additional Notes, together with all interest due, were paid in full on or before 30 days following March 16, 2002, the Closing Date for the transaction, then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. The Additional Notes were not repaid by April 15, 2002 and have not been repaid as of the date of this report.

      The terms of the applicable conversion periods and conversion amounts for the Convertible Notes are as follows:

Maximum Conversion
Amount During
Applicable Period (all shares
Note	Applicable Period	exercisable at $0.01 per share)

ComVest Convertible Note ($4.4 million principal amount)	April 16, 2002 through March 16, 2004	1.25% of the Outstanding Balance (defined as principal plus accrued and unpaid interest under the ComVest Convertible Note), plus
0.6% of the amount of principal repaid under the Additional Notes on or prior to April 16, 2002*
	March 16, 2003 through March 16, 2004	An additional 0.25% of the Outstanding Balance

Medtronic Convertible Note ($4 million principal amount)	April 16, 2002 through March 16, 2004	1.5% of $4 million
	March 16, 2003 through March 16, 2004	An additional 0.3% of $4 million if the ComVest Convertible Note and the Additional Notes held by the Additional Note Purchasers have not been repaid.

Convertible Notes issued to Additional Note Purchasers ($6.6 million principal amount)	April 16, 2002 through April 16, 2004	1.25% of the Additional Notes Outstanding Balance (defined as up to $6.6 million in principal plus accrued but unpaid interest under the Additional Notes) plus

0.6% of the amount of principal repaid under the ComVest Convertible Note on or prior to April 16, 2002*
	March 16, 2003 through March 16, 2004	An additional 0.25% of the Additional Notes Outstanding Balance

*	As of the date of the filing of this report, the Company had not repaid any principal under the Convertible Notes.

      In connection with the Recapitalization, the Company issued a Convertible Bridge Note (the “Bridge Note”) to ComVest. ComVest has converted this note into 3,300,000 shares of the Company’s common stock at a conversion price of $0.01 per share. As a result of such conversion, the Bridge Note has been extinguished.

      The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. On March 15, 2002, the Company and ComVest, as the holder of an outstanding Bank of America Note (the “Bank of America Note”), agreed to reduce the outstanding principal amount of the Bank of America Note from $40.3 million to $22 million. As a result, the Company recorded an extraordinary loss on extinguishment of debt of approximately $6.6 million during the first quarter of 2002. In exchange for funding a portion of the $22 million cash purchase price paid to Bank of America, ComVest assigned $4 million in principal amount of the Bank of America Note to Medtronic and $6.6 million in principal amount of the Bank of America Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the Bank of America Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of $15 million in exchange for the surrender of $15 million in principal amount of the Bank of America Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the Bank of America Note was repaid with the proceeds of a Bridge Loan from ComVest (the “Bridge Loan”).

LaSalle Credit Facility

      On March 18, 2002, the Company entered into a credit facility with LaSalle Business Credit, Inc. (“LaSalle”) pursuant to a Loan and Security Agreement (as amended, the “Loan Agreement” or the “LaSalle Credit Facility”) with Standard Federal Bank National Association (“SFB”) acting by and through LaSalle, as SFB’s agent (SFB and LaSalle, collectively, the “Lender”). Under the Loan Agreement, the Lender provided the Company a $20 million senior Revolving Loan (the “Revolving Loan”) and a $2 million Term Loan (the “Term Loan”). The Company used the proceeds to repay the Bridge Loan, expenses related to the Recapitalization and for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below).

      As collateral, the Company granted a security interest in all of the Company’s present and future assets, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located, including, but not limited to: all accounts receivable; all chattel paper, instruments, documents and general intangibles including patents, patent applications, trademarks, trademark applications, trade secrets, trade names, goodwill, copyrights, copyright applications, registrations, licenses, software franchises, customer lists, tax refund claims, claims against carriers and shippers, guaranty claims, contract rights, payment intangibles, security interests, security deposits, and indemnification rights; all inventory; all goods including equipment, vehicles, and fixtures; all investment property; all deposit accounts, bank accounts, deposits and cash; all letter-of-credit rights; certain commercial tort claims; all of the Company’s property in control of the Lender or any affiliate of the Lender; and all additions, substitutions, replacements, products, and proceeds of the aforementioned property including proceeds from insurance policies and all books and records relating to the Company’s business.

      The Loan Agreement contains affirmative and negative covenants. The affirmative covenants require the Company to, among other things, maintain accurate and complete records, notify the Lender of major business changes, comply with relevant laws, maintain proper permits, conduct relevant inspections and audits, maintain adequate insurance with the Lender named as loss payee, keep collateral in good condition, use proceeds only for business purposes, pay required taxes, maintain all intellectual property, maintain a checking account with LaSalle, hire a Chief Operating Officer with experience in the medical products industry within 90 days of the date of the Loan Agreement, grant the Lender the right to conduct appraisals of the collateral on a biannual basis, and deliver a survey of the property located at the Company’s offices on Northside Parkway in Atlanta, Georgia within 60 days of the date of the Loan Agreement.

      The negative covenants restrict the Company’s ability to, among other things, make any guarantees, incur additional indebtedness, grant liens on the Company’s assets, enter into business combinations outside the ordinary course of business, pay dividends, make certain investments or loans, allow the Company’s equipment to become a fixture to real estate or an accession to personal property, alter the Company’s lines of business, settle accounts, or make other fundamental corporate changes.

      Effective December 23, 2002, the Company and the Lender amended the Loan Agreement (the “December Amendment”) to, among other things, amend certain financial maintenance covenants, including removing a covenant that required that the Company maintain Minimum Availability (as defined therein) under the Loan Agreement of $4 million. These covenants include, but are not limited to, the following:

•	maintaining Tangible Net Worth of $7,500,000 for the quarters ending December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, and $8,000,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as the Company’s shareholders’ equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of Statement of Financial Accounting Standards (“SFAS”) No. 142 as determined solely by the Lender on a consistent basis plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender);

•	maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of 0.15 to 1.0 for the fiscal quarter ending December 31, 2002, 0.3 to 1.0 for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003, 0.50 to 1.0 for the fiscal quarter ending December 31, 2003, 0.75 to 1.0 for the fiscal quarter ending March 31, 2004 and 1.0 to 1.0 for the fiscal quarter ending June 30, 2004 and for each fiscal quarter thereafter;

•	maintain EBITDA, based on the immediately preceding four fiscal quarters, of $750,000 on December 31, 2002, $1,350,000 on March 31, 2003, $1,475,000 on June 30, 2003 and September 30, 2003, $2,500,000 on December 31, 2003, $3,675,000 on March 31, 2004 and $4,900,000 on June 30, 2004 and each fiscal quarter thereafter; and

•	limit capital expenditures to no more than $1,500,000 during any fiscal year.

      The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of December 31, 2002, the Company had $2.1 million available for borrowing under the revolving portion of the Loan Agreement. As of December 31, 2002, the Company had $1.5 million in borrowings outstanding under the Term Loan and approximately $128,000 in borrowings outstanding under the Revolving Loan. As of December 31, 2002, the Company believes it was in compliance with all such covenants set forth in the Loan Agreement.

      The Loan Agreement also specifies certain Events of Default, including, but not limited to, failure to pay obligations when due, failure to direct the Company’s account debtors to make payments to an established lockbox, failure to make timely financial reports to the Lender, the breach by the Company or any guarantor of any obligations with any other Person (as defined in the Loan Agreement) if such breach might have a material adverse effect on the Company or such guarantor, breach of representations, warranties or covenants, loss of collateral in excess of $50,000, bankruptcy, appointment of a receiver, judgments in excess of $25,000, any attempt to levy fees or attach the collateral, defaults or revocations of any guarantees, institution of criminal proceedings against us or any guarantor, occurrence of a change in control, the occurrence of a Material Adverse Change or a default or an event of default under certain subordinated debt documents. Upon the occurrence of any Event of Default, the Lender may accelerate the Company’s obligations under the Loan Agreement.

      The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment prior to the Termination Date as a result of an Event of Default, the Company gives 90-days notice of the Company’s intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date of the Convertible Notes at least thirty (30) days past the date of the original term (March 16, 2004) or any applicable renewal term.

      Pursuant to the LaSalle credit facility, the Company also issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of the Company’s common stock at an exercise price of $.01 per share. Such warrants are subject to adjustment pursuant to certain anti-dilution protections contained therein.

      The Company is the maker of a promissory note payable to Bank of America (the “Junior Note”) in the amount of $2 million, which Junior Note bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a principal payment on the Junior Note of $22,500 is payable on the first day of each month until maturity of the Junior Note. As of December 31, 2002, the Junior Note was subordinated to approximately $1.628 million of senior indebtedness, representing the indebtedness as of such date under the Loan Agreement. The Junior Note ranks pari passu with the Convertible Notes.

      In connection with the sale of the Company’s Stepic business (as described below) on September 3, 2002, the Company repaid the outstanding balance of the revolving portion of the LaSalle credit facility.

Ancillary Recapitalization Agreements

      As a condition to closing the Recapitalization, the Company entered into a Securityholders Agreement dated March 16, 2002, with ComVest, Medtronic, LaSalle, Marshall B. Hunt and William E. Peterson, Jr. (together, ComVest, Medtronic, LaSalle and Messrs. Hunt and Peterson are the “Investors”) under which the Company granted certain registration rights, rights of first refusal and corporate governance rights to the Investors. The registration rights required us to file a shelf registration statement covering the resale of certain shares of common stock issuable pursuant to the Recapitalization and to include, at the Investors’ option, certain of the Investors’ shares of common stock in any registration statement undertaken by the Company, at its expense. In the third quarter of fiscal 2002, the Company filed a registration statement on Form S-1 to satisfy this obligation under the Securityholders Agreement.

      Pursuant to the Securityholders Agreement, ComVest and Medtronic have been granted the following:

•	a right of first refusal to purchase all or part of their pro rata share of new securities which we may propose to sell or issue;

•	the right of first refusal to participate in any sale of Messrs. Hunt’s and/or Peterson’s shares of common stock to third parties upon the same terms and conditions;

•	the co-sale right of first refusal to participate in sales of shares of common stock by Messrs. Hunt and/or Peterson; and

•	the “bring-along right” to require Messrs. Hunt and Peterson to sell the same percentage of shares of common stock as the holders of the rights propose to sell in the event that the rights holders propose to sell 51% or more of their common stock.

      The corporate governance rights include, but are not limited to, the following:

•	granting ComVest the right to designate one ComVest director and two additional independent directors;

•	requiring that certain actions of the Company’s board of directors include the affirmative vote of the ComVest director (including the acquisition of or change of control of the Company, the sale of all or any material portion of the Company’s assets, the liquidation, dissolution or winding up of the Company, the provision of any loan to or the ownership of any stock by the Company in an unaffiliated corporation, the guarantee of indebtedness outside of the ordinary course of business, the declaration of dividends other than in common stock, the amendment of the Company’s articles of incorporation or bylaws, and the issuance of stock options);

•	requiring us to establish and maintain an Executive Committee of the Company’s Board of Directors (the “Executive Committee”) consisting of the ComVest director as Chairman, one of the independent directors designated by ComVest, and Mr. Hunt; and

•	requiring that the Executive Committee approve certain actions.

      Failure to comply with the Securityholders Agreement is considered an Event of Default under the Note Purchase Agreement.

      On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic (the “Co-Promotion Agreement”) under which the Company promotes and provides technical advice for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. After basic sales training was completed, sales representatives of the Company and of its distributors have commenced promoting the sale of such systems, are identifying appropriate patients for such systems, and, after additional training, will provide assistance in the implantation and refill procedure for such systems, for which identification and assistance the Company is being compensated by Medtronic. Such compensation is as follows: (i) $150 for identification of each appropriate patient by the Company’s sales representative, (ii) where such appropriate patient subsequently receives an implant of either infusion system supporting such patient with hepatic arterial infusion therapy or malignant pain therapy, $1,000 for the first implant with respect to each sales representative and $600 for each implant, and (iii) $100 per implant or refill procedure during which the Company’s sales representative provides such assistance. An appropriate patient is a patient selected for a therapy, that is either (i) indicated for chronic intravascular infusion of floxuridine for the treatment primarily of metastatic cancer or (ii) indicated for malignant intractable pain in patients with lung, breast, prostate, or colorectal cancer. Certain procedures, tests, or screening trials must have been completed for such patients. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes. Such breach or failure to comply would cause the $4 million principal amount of Convertible Notes issued to Medtronic to become immediately due and payable, and would cause a cross-default, causing (1) all remaining Convertible Notes to become due and payable immediately, (2) $2 million under the Junior Note to become due and payable immediately and (3) all amounts outstanding under the LaSalle credit facility to become immediately due and payable. As of December 31, 2002, this would total approximately $18.5 million as subject to repayment. In this event, the Company would need to seek additional financing or obtain waivers of such defaults. Management has not undertaken a process of securing additional financing in the event of this contingency.

      To effect the Recapitalization, the Company entered into certain ancillary agreements including the following: (i) a voting agreement under which Messrs. Hunt and Peterson agreed to vote their shares in favor of all proposals relating to the Recapitalization at the Company’s 2002 annual meeting of shareholders; (ii) a new employment agreement and option agreements with Mr. Hunt that grants him options to purchase an aggregate of 3,500,000 shares of common stock; and (iii) a new employment agreement and an option agreement with Mr. Peterson that grants him options to purchase 1,000,000 shares of common stock.

      The Company also entered into an expense guaranty with Mr. Hunt under which he received 150,000 shares of the Company’s common stock in exchange for agreeing to reimburse ComVest for up to a maximum of $400,000 of the company’s transaction expenses in the event that the Recapitalization were not consummated. Finally, pursuant to an advance note, Mr. Hunt received 75,000 shares of the Company’s common stock in exchange for advancing to the Company $17,500 in transaction expenses associated with the Recapitalization.

      In addition to the agreements described above, in connection with and prior to the Recapitalization, the Company entered into an advisory agreement with Commonwealth Associates, L.P., an affiliate of ComVest under which Commonwealth Associates, L.P. received 2,645,398 shares of the Company’s common stock (a value equal to $2,248,588, based on the closing price of the Company’s common stock on March 15, 2002, the date immediately prior to the closing date of the Recapitalization) and a cash fee of $750,000. Pursuant to the terms of this advisory agreement, Commonwealth Associates, L.P., provided the Company with financial consulting advice in developing a strategy for restructuring the Company’s in connection with the Recapitalization. The advisory agreement did not provide for ongoing services to be rendered after the Recapitalization.

Also, pursuant to a note, ComVest received 75,000 shares of the Company’s common stock in exchange for advancing $17,500 in transaction expenses associated with the Recapitalization.

      As a result of the Recapitalization, the credit facility and the Forbearance Agreement (as amended, the “Forbearance Agreement”) with Bank of America, and all subsequent amendments were terminated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Acquisitions and Divestitures

     Vascular Access Products

      IFM. On May 19, 1998, the Company acquired the vascular access port product line of IFM, a wholly owned subsidiary of CryoLife, Inc., for approximately $100,000 in cash and a promissory note in the amount of $482,110, which has been paid. On September 30, 1998, the Company consummated the acquisition of certain medical device products, product lines and assets used in the manufacture and sale of such medical devices by IFM for $15,000,000 in cash. The assets acquired included certain of the assets used by IFM to manufacture its product line. In this transaction, the Company acquired several products including embolectomy catheters, carotid shunts, occlusion catheters and surgical instruments (the “Products”). In connection with the acquisition, the Company and IFM entered into a manufacturing agreement (the “Manufacturing Agreement”) pursuant to which, for a four year term, IFM agreed to manufacture exclusively for the Company, and the Company agreed to purchase from IFM a minimum of $6,000,000 per year of the Products.

      On June 22, 1999, IFM notified the Company that the Company was in breach of the Manufacturing Agreement in several respects, including non-payment of invoices from IFM to the Company within 45 days after invoice date, the Company’s failure to provide a production schedule at the end of the first six months of the terms of the Manufacturing Agreement and on a monthly basis thereafter, the Company’s failure to provide packaging and labeling, and non-payment of interest related to past due invoices.

      On October 9, 2000, the Company acquired certain additional assets from IFM, including inventory, leasehold improvements, and other fixed assets and assumed IFM’s lease for its 30,000 square foot manufacturing facility located in St. Petersburg, Florida, pursuant to an asset purchase agreement dated October 9, 2000. In connection with the October 2000 asset purchase agreement, the Manufacturing Agreement was terminated, and the Company has no further obligation, after October 9, 2000, to purchase products from IFM. With such termination, the above-described defaults were resolved. For a more detailed description of the October 2000 acquisition by the Company, see the Company’s Form 8-K filed on October 24, 2000.

      In consideration for the October 2000 acquisition, the Company agreed to pay IFM approximately $6.0 million. Such purchase price was payable pursuant to a promissory note (the “Note”) in 22 equal monthly installments of principal and interest of $140,000 and a $1 million payment upon the earlier of April 3, 2001, or the closing of an equity financing, as described in the October 2000 asset purchase agreement. The Note consisted of a portion, equal to approximately $3.9 million, which bears interest at 9% per year, and a non-interest bearing portion of approximately $2.1 million. If the $1 million payment under the Note were not made when due, and no other defaults existed under the Note, then $1 million of the non-interest bearing portion of the Note would be forgiven. In addition, at such time as the principal balance has been paid down to $1.145 million and assuming that there have been no defaults under the Note, the remainder of the Note would have been forgiven, and the Note canceled.

      In the fourth quarter of 2000, the Company recorded an impairment charge of $12.1 million to write down the long-lived assets of IFM, primarily goodwill and patents, to the fair value of its future cash flow.

      On March 30, 2001, the Company completed the sale of the IFM business. The consideration for the sale of the IFM business consisted of cash in the amount of $2,250,500 at closing, assumption of approximately $5,600,000 (as of December 31, 2000) of debt under the Note issued in connection with our October 2000 acquisition from IFM, and a second installment cash payment of $220,367, payable six months from the closing date. The second installment payment was not made in a timely fashion, and in September 2001, the

Company filed a complaint for declaratory judgment and breach of contract against the purchaser. The Company and IFM settled this lawsuit in August 2002.

     Medical Device Distribution

      Effective October 15, 1998, the Company consummated the acquisition of the outstanding stock of Stepic. The assets held by Stepic included primarily accounts receivable and inventory derived from and used in the distribution of medical products. The Company paid Stepic’s shareholders $8 million in cash at closing, paid $2.4 million in December 1999, paid $2.4 million between December 2000 and January 2001 and paid $2.4 million between December 2001 and January 2002, all previously supported by standby letters of credit. In addition, the Company agreed to pay up to an additional $4.8 million under the terms of the stock purchase agreement upon the successful achievement of certain specified future earnings targets by Stepic. Of this amount, $2.05 million was earned in 1999 and subsequently paid. In 2000, an additional $1.2 million was earned and in 2001, an additional $667,000 was earned. The balance owed under the stock purchase agreement was approximately $1,665,000 as of March 15, 2002. On March 14, 2002, the Company entered an agreement with two of the former Stepic shareholders, which replaced an earlier settlement agreement, pursuant to which the Company paid $100,000 on March 15, 2002 and will make monthly payments of approximately $36,000 through March 15, 2006.

      The Stepic acquisition, together with the Company’s acquisition of CVS in September 1998, allowed the Company to form a medical device distribution business distributing general and emergency surgery, radiology, anesthesiology, respiratory therapy, blood filtration and critical care medical products, as well as products manufactured and distributed by the Company.

      On September 3, 2002, the Company sold Stepic to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction.

      Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company has used a portion of, and is using the remaining proceeds for working capital purposes. Additionally, as required pursuant to a letter agreement among the Company, ComVest and Medtronic, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of the remaining proceeds from the sale of Stepic. This operating plan and budget, together with the use of the remaining proceeds, was approved by ComVest and Medtronic and was subsequently ratified by the Company’s board of directors. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement. (See Note 18 of the notes to the Company’s audited consolidated financial statements contained elsewhere herein for further discussion on the sale of Stepic).

      Arrow paid $1.1 million of the cash purchase price into escrow, which sum has been distributed to the Company (in an amount equal to $1,051,317 plus interest of $904) and to Arrow (in an amount equal to $48,683) in accordance with the terms of the asset purchase agreement and escrow agreement entered into in connection with the Stepic sale. Finally, Arrow issued to the Company a promissory note in the principal amount of $500,000, which bore interest at an annual rate of 5%. Pursuant to the terms of this note, $250,000 plus interest of $3,664 was paid to the Company on December 19, 2002 and the balance of $250,000 plus interest of $6,199 and was paid to the Company on March 3, 2003.

Description of Business by Industry Segment

     Product Manufacturing and Sales

      The Company manufactures and/or markets vascular access products including implantable ports, hemodialysis catheters, central venous catheters, needle infusion sets, peripherally inserted central venous catheters and other accessories used in vascular procedures. Vascular access ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain of the harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Once implanted in the body, a port can be utilized for up to approximately 2,000 accesses depending upon needle gauge size and the part size. The Company’s vascular access ports are used primarily in systemic or regional short-and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings. Port sales totaled $17.9 million, $18.5 million and $16.9 million for fiscal 2000, 2001 and 2002, respectively.

      The Company’s lines of vascular access ports consist of the following families of products: (i) the Vortex® family of ports including Vortex®VTX®, LifePort®VTX®, TriumphTMVTX® and Genesis™ VTX®; (ii) LifePort®; (iii) Triumph-1®; (iv) Infuse-a-Port®; (v) OmegaPort®; and (vi) TitanPort™.

      The Company produces and markets hemodialysis and apheresis catheters. Hemodialysis catheters are used in the treatment of patients suffering from renal failure who are required to undergo short-term (acute) care or long-term (chronic) hemodialysis, a process involving the removal of waste products from the blood by passing a patient’s blood through a dialysis machine. Stem cell apheresis is a protocol for treating certain forms of mid- and late-stage cancers, particularly breast cancer. The typical apheresis procedure involves the insertion of a catheter into a patient through which (i) blood is withdrawn from the patient, cycled through an apheresis machine in which stem cells (cells which perform a key role in the body’s immune system) are removed from the blood and the blood is reinfused into the body, (ii) high doses of chemotherapy agents, as well as antibiotics and blood products, are administered to the patient over extended periods of time, and (iii) the previously removed stem cells are subsequently reintroduced into the patient. The Company’s catheters are used primarily in hemodialysis and apheresis procedures. Catheter sales totaled $3.8 million, $2.9 million and $2.9 million for fiscal 2000, 2001 and 2002, respectively.

      The Company’s catheters include the following families of products: (i) Circle C® chronic and acute hemodialysis catheters, including the new LifeJetTM and LifeJetTM F-16 chronic hemodialysis catheters; (ii) Pheres-Flow® triple lumen catheters; and (iii) peripherally inserted central venous catheters. The Company expects that its specialty hemodialysis and apheresis families of catheters will continue to benefit from unique designs, allowing some of the highest flow rates available in the market.

      The Company maintains a sales and marketing organization for its vascular access products of approximately 55 full-time employees and three independent specialty distributors employing over 15 sales representatives. The Company’s direct sales force focuses primarily on vascular and general surgeons and interventional radiologists who implant vascular access devices and other physicians and clinicians who utilize vascular access devices in the delivery of treatments. The Company’s marketing strategy emphasizes the importance of building relationships with these medical professionals in order to provide such professionals with the benefits of the Company’s broad knowledge of vascular access products and procedures and focused clinical support. These relationships also facilitate the Company’s ability to modify its product lines in response to new clinical protocols and to meet its customers’ changing needs. The Company also has a network of approximately 20 active distributors in Europe and approximately 29 active international distributors outside of Europe. The Company has placed an increased emphasis on expanding its direct sales force and anticipates continuing to do so in the near future. Additionally, the Company has terminated relationships with certain of its third-party distributors.

      Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. In 1997, group purchasing organization (“GPO”) purchasing accounted for approximately $28 billion of sales in the medical products industry. In recent years, these groups have sought to narrow their list of suppliers. By acting as a supplier to a GPO, the Company can operate its sales force much more efficiently. The Company’s direct sales force calls on physicians associated with these buying groups in order to improve compliance with these GPO’s and improve market share. Although GPO’s will continue to be a vital part of the GPO sales process, the Company has seen great success in selling its new and differentiated technologies to the end users regardless of GPO affiliation.

      In March 1998 the Company entered into a purchasing agreement with Premier Purchasing Partners, L.P. (“Premier”), a national purchasing group that includes over 1,800 owned, leased, managed and affiliated members. In February 1999, the Company extended the term of the Premier Agreement to February 28, 2004 and added the following products to the agreement: vascular access ports, port introducers and Huber needles. Pursuant to the agreement, the Company was an approved vendor for the hospitals participating in Premier’s purchasing program. Premier was entitled to receive an administrative fee of 2% on gross sales of the Company’s products to its members. In connection with the execution of the purchasing agreement, the Company issued to Premier a warrant to purchase 500,000 shares of the Company’s stock for $14.50 per share which vests as and only if certain specific sales goals in the warrant were met. The right to purchase shares of common stock under the warrant vested annually in increments of 100,000 shares only upon the achievement of certain specified minimum annual sales and/or minimum cumulative sales of the Company’s products to participating Premier shareholders. During the first three years under the warrant term (ending June 30, 2001), there was no vesting under the warrant. In September 2001, Premier terminated its agreement with the Company. As a result, the warrant was terminated effective with the termination date of the agreement.

      On January 1, 1999, the Company amended its Consulting and Services Agreement with Healthcare Alliance, Inc., an affiliate of one of the Company’s directors (the “Alliance Agreement”). The Alliance Agreement provided for (i) the payment to Healthcare Alliance of an annual consulting fee of $36,000, (ii) the payment to Healthcare Alliance of an annual performance incentive fee equal to 5% of any annual sales increase achieved by the Company that results from Healthcare Alliance’s efforts and (iii) the grant of options to purchase up to 1% of the Company’s outstanding common stock. The options vested and became exercisable by Healthcare Alliance only if it procured group purchasing agreements with certain GPOs, and the Company achieved amounts of incremental sales revenue under its agreement with the particular GPO (at an exercise price of the closing stock price of the Company’s common stock on the effective date of the purchasing agreement). In addition, under the amended agreement, the Company granted an option to Healthcare Alliance for the purchase of 45,000 shares of the Company’s common stock. Such options vested and became exercisable by Healthcare Alliance only if the Company achieved certain amounts of incremental sales revenue under the Company’s group purchasing agreement with Premier. The exercise price for these options was the closing stock price of the Company’s common stock on the day that the options vested. The options were exercisable for a period of five years upon vesting. The Alliance Agreement expired on December 31, 2001, and none of the options had vested.

      The Company is currently a party to group purchasing agreements with AmeriNet Inc. and MedAssets HSCA (formerly Health Services Corporation of America (“HSCA”)), as well as a number of regional and/or local Integrated Delivery Networks (“IDN’s”) that serve small groups of hospitals or a single hospital. The AmeriNet purchasing agreement, which serves approximately 2,000 hospitals, runs through 2004 and covers substantially all of the Company’s products. The MedAssets HSCA agreement serves approximately 1,000 hospitals, provides for a term of through September 30, 2002 and covers the Company’s products in its 2000 product catalog. The Company anticipates discussions in the near future with MedAssets HSCA concerning a new agreement and an updated product coverage under such agreement. The Company pays administrative fees on all sales through certain of these purchasing agreements. During fiscal 2002, the Company generated approximately $2.34 million in sales on which administrative fees were paid.

      The Company has entered into a Co-Promotion Agreement with Medtronic under which the Company is promoting and providing technical assistance for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. After basic sales training, sales representatives of the Company and its distributors are promoting the sale of such systems, identifying appropriate patients for such systems, and after additional training, will provide assistance in the implantation and refill procedure for such systems, for which identification and assistance the Company is being compensated by Medtronic.

Product Distribution

      Through the operations the Company acquired in the CVS and Stepic acquisitions, distribution of medical devices was the largest revenue-generating segment of the Company’s business, comprising 55.1% of total revenues through the first nine months of fiscal 2002. Subsequent to consummating the Stepic acquisition in 1998, the Company consolidated the CVS operations into Stepic to establish a centralized distribution operation. Prior to the sale of Stepic in September 2002, the Company distributed a broad range of specialty medical products throughout the Northeast United States to hospitals and regional and hospital owned blood banks.

      For the nine months ended September 30, 2002, Stepic generated approximately 62.8% of its sales through distribution of products of three major manufacturers: Arrow International, Ballard Medical, and Pall Biomedical. Arrow sales totaled $13.0 million, $13.5 million and $9.7 million for fiscal 2000, fiscal 2001 and the nine months ended September 30, 2002, respectively; Ballard sales totaled $6.6 million, $6.1 million and $3.8 million in fiscal 2000, fiscal 2001 and the nine months ended September 30, 2002, respectively; Pall sales totaled $6.6 million, $5.3 million and $334,000 in fiscal 2000, fiscal 2001 and the nine months ended September 30, 2002, respectively. Stepic is among the top distributors in the country for each of these manufacturers. As described above, the Company sold substantially all of the assets of Stepic in September 2002.

Results by Industry Segment

      Information relating to the Company’s industry segments, including revenues, gross profit and identifiable assets attributable to each segment for fiscal year 2002 is presented in Note 15 of the notes to the Company’s audited consolidated financial statements included herein.

Manufacturing

      At the Company’s Manchester, Georgia facility, the Company manufactures its complete line of ports; infusion sets; and Circle C® hemodialysis catheters, Pheres-Flow® and other miscellaneous catheters, and dialysis accessories, except for a peripherally inserted central venous catheter (“PICC”) line and certain product accessories, and component parts produced for the Company by other manufacturers.

      The Company has received certification as an ISO 9001 medical device manufacturer for its Manchester facility. The Company also has obtained the right to affix CE (Conformite Europeenne) marking to the Company’s product lines manufactured at the facility except for the LifeJetTM and LifeValveTM products. CE marking is a European symbol of conformance to strict product manufacturing and quality system standards.

      While the Company believes it has a good relationship with each third party manufacturer that supplies certain component parts for the Company’s products or product accessories, there can be no assurance that such relationships will not deteriorate in the future or be terminated. Deterioration in or termination of these manufacturing relationships could cause the Company to experience interruptions in its manufacturing and delivery processes and have a material adverse impact on its business, financial condition and operating results. Furthermore, when the manufacturing arrangements with these third parties expire, the Company will have to make other manufacturing arrangements or manufacture such component parts or product accessories at its facilities.

Distribution

      As noted above, the Company sold substantially all of the assets of Stepic, the Company’s medical distribution business, in September 2002.

Government Regulation

      As a manufacturer and distributor of medical devices, the Company is subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration, (the “FDA”), and the corresponding agencies of the states and foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters. These regulations may have a material impact on the Company’s operations. The FDA pursues a rigorous enforcement program to ensure that regulated businesses, like that of the Company, comply with applicable laws and regulations.

      All medical device manufacturing establishments are required to be registered with FDA. Similarly, all categories of medical devices marketed by a company in the United States are required to be listed. The Company must update its establishment and listing information pursuant to FDA regulations. FDA can take regulatory action against a company that does not provide or update its registration and listing information. Pursuant to the Food, Drug and Cosmetic Act ( the “FDC Act”), medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practice regulations) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval (“PMA”) from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

      Some Class I devices and most Class II devices require premarket notification (510(k)) clearance pursuant to Section 510(k) of the FDC Act. Most Class III devices are required to have an approved PMA application. Obtaining PMA approval can take up to several years or more and involve preclinical studies and clinical testing. In contrast, the process of obtaining a 510(k) clearance typically requires the submission of substantially less data and generally involves a shorter review period, although obtaining a 510(k) clearance may involve the submission of a substantial volume of data, including clinical data, and may require a substantial review period. A 510(k) premarket notification clearance indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent in terms of safety and effectiveness to another medical device that has been previously marketed but does not indicate that the product is safe and effective. A PMA indicates that the FDA has approved as safe and effective a product to be marketed for the uses described in the approved labeling.

      In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. FDA regulations provide that new 510(k) clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The Company has made certain modifications to its cleared devices for which it has determined that new 510(k) clearances are not required. There can be no assurance, however, that the FDA would concur with the Company’s conclusion that a particular change does not necessitate a new 510(k) application. If the FDA were to investigate and disagree with the Company’s determinations and conclude that one or more implemented changes requires a new 510(k), the FDA could take regulatory actions such as issuance of a warning letter or requiring that the Company cease marketing modified devices until new 510(k) notifications are cleared.

      In order to conduct clinical trials of an uncleared or unapproved device, companies generally are required to comply with the FDA’s Investigational Device Exemptions regulations (“IDE regulations”). For significant risk devices, the IDE regulations require FDA approval of an IDE before a clinical study may begin. In its approval letter for significant risk device IDE studies, the agency may limit the number of patients that may be treated with the device and/or the number of institutions at which the device may be used. Device studies subject to the IDE regulations, including both significant risk and non-significant risk device studies, are subject to various restrictions imposed by the FDA. Patients must give informed consent to be treated with an investigational device. The institutional review board of each institution where a study is being conducted must also approve the clinical study. The device generally may not be advertised or otherwise promoted.

Unexpected adverse experiences must be reported to the FDA. The company sponsoring the investigation must ensure that the investigation is being conducted in accordance with the IDE regulations.

      To date, the Company’s products have received FDA marketing clearances only through the 510(k) process. Certain future product applications, however, could require approval through the PMA process. In addition, future products may require approval of an IDE. There can be no assurance that all necessary 510(k) clearances or PMA or IDE approvals will be granted on a timely basis or at all. The FDA review process may delay the Company’s product introductions in the future. It is possible that delays in receipt of or failure to receive any necessary clearance or approval could have a material adverse effect on the Company’s operations. Pursuant to the FDA’s Good Manufacturing Practices under the Quality System Regulations (“GMP/QSR”), the Company must manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with FDA requirements for labeling and promotion of its products. For example, the FDA prohibits cleared or approved devices from being marketed or promoted for uncleared or unapproved uses. The medical device reporting regulation requires that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of the Company’s devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Additionally, FDA imposes other requirements on medical device manufacturers, including reporting and record keeping requirements for device corrections and removals (recalls).

      Medical device manufacturers and distributors are generally subject to periodic inspections by the FDA. If the FDA determines that a company is not in compliance with applicable laws and regulations, it can, among other things, issue a warning letter apprising the company of violative conduct, detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees. The FDA recently completed an inspection of the Company’s Manchester, Georgia facility and in September 2002 issued a Form FDA-483 specifying five observations as a result of its inspections. The Company has implemented corrective procedures in response to such observations and has forwarded its written response to the observations to the FDA.

      In addition, it is possible that clearances or approvals could be withdrawn in certain circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company’s business, financial condition and results of operations. Medical device laws and regulations are also in effect in many of the countries in which the Company does business outside the United States. These range from comprehensive device approval requirements for some or all of the Company’s medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in many of the states in which the Company does business. State and foreign medical device laws and regulations may have a material impact on the Company. In addition, international sales of certain medical devices manufactured in the United States but not cleared or approved by the FDA for distribution in the United States are subject to FDA export requirements and policies, including a policy whereby the Company provides a statement to FDA certifying that the product to be exported meets certain criteria and FDA issues a certificate to facilitate device export.

      Federal, state and foreign laws and regulations regarding the manufacture, sale and distribution of medical devices are subject to future changes. For example, Congress recently enacted the Medical Device User Fee and Modernization Act of 2002, which included several significant amendments to the prior law governing medical devices. Additionally, the FDA made significant changes to its GMP regulations in 1996 and may make changes to other regulations as well. The Company cannot predict what impact, if any, such changes might have on its business; however, such changes could have a material impact on the Company and its business, financial condition and operating results.

Anti-Kickback Statute

      Pursuant to 42 U.S.C. Section 1320a-7b(b) (the “Anti-Kickback Statute”), the knowing and willful offer or receipt of any remuneration, directly or indirectly, in cash or in kind, in exchange for or which is intended to induce the purchase, lease or order of any good, facility, item or service for which payment may be made in whole or in part under a federal healthcare program, including Medicare and Medicaid, is prohibited. A violation of the Anti-Kickback Statute is a felony, punishable by fine, imprisonment or exclusion from the Medicare and Medicaid or other applicable federal healthcare programs. The Anti-Kickback Statute has been interpreted broadly by courts and administrative bodies. Certain regulations promulgated under the Anti-Kickback Statute (i.e., 42 C.F.R. Section 1001.952(j)) provide that prohibited remuneration under the Anti-Kickback Statute does not include any payment by a vendor of goods to a group purchasing organization, as defined in the regulations, if certain standards are met. The Company believes that the group purchasing organizations with which the Company has purchasing agreements comply in all material respects with such standards. As noted in “Legal Proceedings” below, in August 2002, the Company received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting documents relating to the Company’s agreement with a group purchasing organization. The Company also believes that its business practices comply in all material respects with the Anti-Kickback Statute. There can be no assurance, however, that the government will not use a broad interpretation of such statute that could materially and adversely affect the Company’s operations.

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

      Implementation of government healthcare reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company’s products. In addition, healthcare reform may accelerate the growing trend toward involvement by hospital administrators, purchasing managers and buying groups in purchasing decisions. This trend would likely include increased emphasis on the cost-effectiveness of any treatment regimen. These changes also may cause the marketplace in general to place increased emphasis on the utilization of minimally invasive surgical procedures and the delivery of more cost-effective medical therapies. Regardless of which additional reform proposals, if any, are ultimately adopted, the trend toward cost controls and the requirements of more efficient utilization of medical therapies and procedures will continue and accelerate. The Company is unable at this time to predict whether any such additional healthcare initiatives will be enacted, the final form such reforms will take or when such reforms would be implemented.

      The Company’s products are purchased principally by hospitals, hospital networks and hospital buying groups. During the past several years, the major third-party payors of hospital services (Medicare, Medicaid, private healthcare indemnity insurance and managed care plans) have substantially revised their payment methodologies to contain healthcare costs. These cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third-party payors, such as governmental programs, private indemnity insurance and managed care plans which are billed by hospitals for such healthcare services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application. There can be no assurance that in the future, hospital purchasing decisions or third party reimbursement levels will not adversely affect the profitability of the Company’s products.

Insurance

      The Company maintains insurance in such amounts and against such risks as it deems prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect us against significant claims for damages. The occurrence of a significant event not fully insured could materially and adversely affect the Company’s business, financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

Patents, Trademarks, Licenses and Proprietary Rights

      The Company believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, “know-how,” continuing technological innovations and licensing opportunities to develop and maintain the Company’s competitive position.

      The Company currently owns numerous United States patents and patent applications, as well as numerous foreign patents and applications, which relate to aspects of the technology used in certain of the Company’s products, including the LifePort® family of vascular access ports, the Vortex® vascular access ports, the Infuse-a-Cath® family of central venous catheters and the Bayonet locking system used in the LifePort® and in the Vortex® port families of products. The Company also is a party to license agreements with third parties pursuant to which the Company has obtained, for varying terms, the right to develop, make, use and/or sell products that are covered under such license agreements in consideration for royalty payments. The Company’s products subject to such license agreements include the Circle C® acute and chronic catheters, which includes the LifeJet™ and LifeJet™F-16 chronic catheters, and certain products in the development stage. There can be no assurance that the Company or its licensors have or will develop or obtain additional rights to products or processes that are patentable, that patents will issue from any of the pending patent applications filed by the Company or that claims allowed will be sufficient to protect any technology that is licensed to the Company. In addition, no assurances can be given that any patents issued or licensed to the Company or other licensing arrangements will not be challenged, invalidated, infringed or circumvented or that the rights granted thereunder will provide competitive advantages for the Company’s business or products. In any of such events, the Company’s business, results of financial condition and operating results could be materially adversely effected.

      There has been substantial litigation regarding patent and other intellectual property rights in the medical devices industry. Although the Company has not been a party to any material litigation to enforce intellectual property rights held by us, or a party to any material litigation seeking to enforce rights alleged to be held by others, future litigation may be necessary to protect patents, trade secrets or “know-how” owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of the Company and others. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions. Any such litigation could result in substantial cost to and diversion of effort by the Company. Adverse determinations in any such litigation could subject the Company to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent the Company from manufacturing, selling or using certain of the Company’s products, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition. Accordingly, the Company may, in the future, be subject to legal actions involving patent and other intellectual property claims.

      The Company relies upon trade secrets and proprietary technology for protection of its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques or that third parties will not otherwise gain access to the Company’s trade secrets or disclose such technology.

      The Company also relies upon trademarks and trade names for the development and protection of brand loyalty and associated goodwill in connection with the Company’s products. The Company’s policy is to protect its trademarks, trade names and associated goodwill by, among other methods, filing United States and foreign trademark applications relating to the Company’s products and business. The Company owns numerous United States and foreign trademark registrations and applications. The Company also relies upon trademarks and trade names for which the Company does not have pending trademark applications or existing registrations, but in which the Company has substantial trademark rights.

      The Company’s registered and unregistered trademark rights relate to the majority of the Company’s products, including the Circle C®, Infuse-a-Port®, Triumph-1®, Infuse-a-Cath®, LifePort®, Pheres-Flow®, Vortex®, VTX®, LifeJet™, LifeGuard™, GenesisTM VTX® and LifeValveTM product lines. There can be no assurance that any of the Company’s registered or unregistered trademarks or trade names will not be challenged, canceled, infringed or circumvented, or be declared generic, or be declared infringing on other third-party marks, or provide any competitive advantage to the Company.

Environmental Compliance

      The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storage and disposal of materials which are classified as hazardous. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. While the Company continues to make capital and operational expenditures for protection of the environment, the Company does not anticipate that those expenditures will have a material adverse effect on the Company’s business, financial condition and operating results.

Raw Materials

      The Company has arrangements with various suppliers to provide it with the quantity of component parts and materials necessary to assemble its products. Almost all of the components and materials used in the Company’s assembly process are available from a number of different suppliers, although certain components are purchased from a limited number of sources. While the Company believes that there are alternative and satisfactory sources for its components ad materials, a sudden disruption in supply from one of the Company’s existing suppliers could adversely affect the Company’s ability to deliver its products in a timely manner and could adversely affect the Company’s operating results.

Backlog

      Delivery lead times for the Company’s products are very short at times and, consequently, the Company routinely maintains an immaterial amount of order backlog which is generally filled within 60 days of the order date. Management currently believes that the Company’s backlog is not a reliable indicator of future financial or operating performance.

Research and Product Development

      The Company presently engages in research and development activities. The principal focus of the Company’s research and development effort has been to identify and analyze the needs of vascular surgeons, physicians and clinicians, and to develop products that address these needs. The Company views proposals from physicians and other healthcare professionals as an important source of potential research and development projects. The Company believes that those end-users are often in the best position to conceive of new products and to recommend ways to improve the performance of existing products. Many of the Company’s product improvements have resulted from collaborative efforts with physicians and other healthcare professionals or other medical device manufacturers.

      Research and development expenses accounted for approximately $125,000 in 2001 (less than 1% of the Company’s net sales) and $381,000 in 2002 (2% of the Company’s net sales). The Company did not incur material research and development expenses during 2000. The 2001 amount was used primarily to incorporate the VTX® technology into the Company’s other line of ports, including LifePort®VTX® and TriumphTMVTX® and to develop the Company’s LifeJetTM chronic dialysis catheter. The 2002 amount was used primarily to develop the LifeGuardTM safety needle, the LifeValveTM valved central venous catheter and the LifeJetTM chronic dialysis catheter.

Competition

      The markets for the Company’s product lines are highly competitive. The Company faces substantial competition from a number of other manufacturers and suppliers of vascular access ports, dialysis and apheresis catheters and related ancillary products, including companies with more extensive research and manufacturing capabilities and greater technical, financial and other resources. In response to increased concerns about the rising costs of healthcare, United States hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products compete primarily on the basis of: (i) innovative product design, development and improvement; (ii) customer support; (iii) brand loyalty; and (iv) price. The Company’s competitors in the vascular access products business include Bard Access Systems, a division of C.R. Bard, Inc. (“Bard”), and Sims, a division of Smiths Group plc. The Company’s competitors in its catheter products business include Medical Components, Inc., Bard, and Quinton, a division of Tyco International.

Employees

      As of December 31, 2002, the Company had approximately 143 full-time employees.

Availability of Company Information

      The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments thereto are available on the Company’s website at www.hmpvascular.com. Information contained in the Company’s website is not incorporated by reference into this report.

Item 2.     Properties

      The Company’s principal executive and administrative offices and manufacturing and development center is located in Manchester, Georgia in a 60,000 square foot facility. The Company leases the Manchester facility and the 10.5 acre lot on which it is located from the Development Authority of the City of Manchester pursuant to three operating leases which expire in 2010 (collectively, the “Manchester Leases”) and under which the Company pays monthly lease payments of approximately $15,800 in the aggregate. The Company has an option to extend each of the Manchester Leases for an additional five-year term and an option to purchase the facility and/or the adjacent lot containing approximately seven acres. While the Company considers the Manchester facility to be in good condition and adequate to meet the Company’s present and foreseeable needs, a significant increase in demand or production could render the Manchester facility inadequate.

      The Company owns a 6,400 square foot office condominium located in Atlanta, Georgia, which the Company utilizes for administrative offices. The Company considers this space to be in good condition and adequate to meet the Company’s present and foreseeable administrative office needs.

Item 3.     Legal Proceedings

      In May 2002, the Company became aware of a Complaint for Declaratory Judgment filed in the United States District Court for the District of Massachusetts by LeMaitre Vascular, Inc. (“LeMaitre”) against one of the Company’s former distributors, Cardio Medical Products, Inc. (“Cardio Medical”). The Company had a distributorship agreement with Cardio Medical for the IFM product line entered into prior to the Company’s sale of the IFM business on March 30, 2001 to LeMaitre. See “Description of Business — Acquisitions and Divestitures” above. Under the IFM Agreement with the Company, LeMaitre agreed to continue selling the IFM product line to Cardio Medical as required by the Cardio Medical distributorship agreement for the remainder of its term through December 31, 2002, provided LeMaitre received from Cardio Medical confirmation of the terms of such agreement satisfactory to LeMaitre. In its suit for Declaratory Judgment, LeMaitre requested a declaration that the IFM Agreement created no contractual rights between Cardio Medical and LeMaitre, and that LeMaitre has no obligation to sell its IFM products to Cardio Medical. In early June, 2002, Cardio Medical answered LeMaitre’s complaint, and asserted a counterclaim against us and LeMaitre for breach of contract. The counterclaim alleged that the Company breached the distributorship agreement between Cardio Medical and the Company by (1) failing and refusing to sell IFM products to Cardio Medical (either directly or through LeMaitre); and (2) selling or allowing LeMaitre to sell IFM products directly to customers in the territory granted exclusively to Cardio Medical. The Company has responded to the counterclaim and has denied liability for Cardio Medical’s damages. The suit is in the discovery phase, and the Company is contesting the matter vigorously. At this time it is not possible for the Company to evaluate the likelihood of an unfavorable outcome or to estimate whether the ultimate result will have a material adverse effect on the Company’s operations.

      On August 8, 2002, the Company received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting documents relating to the Company’s agreement with a group purchasing organization. The Company is cooperating fully with the request and has produced documents responsive to the subpoena.

      On September 4, 2002, the Company received from the FDA a Form FDA-483 specifying five observations. The Company has responded to such observations. See “Government Regulation” above.

      In November 2002, the Company was served with a complaint filed in the United States District Court for the Northern District of Georgia by Chepstow Limited (“Chepstow”) against the Company, its Chief Executive Officer, Marshall B. Hunt, its President, William E. Peterson, Jr., and members of Mr. Hunt’s family and a family limited partnership established by Mr. Hunt and his wife. Chepstow alleges that it has a judgment on a promissory note against Mr. Hunt, that it is engaging in post-judgment collection efforts, and that the defendant parties in this action have engaged with Mr. Hunt in fraudulent conveyances of Mr. Hunt’s assets. Specifically, with respect to the Company, Chepstow alleges that, in March 2002, Mr. Hunt transferred 225,000 shares of the Company’s common stock to his family limited partnership, that such transfer was a fraudulent conveyance under Georgia law, that the Company assisted in such transfer, and that the Company engaged in an unlawful conspiracy to hinder, delay or defraud Chepstow as Mr. Hunt’s creditor. Chepstow seeks to void such transfers and injunctive relief, compensatory damages, and punitive damages from the defendants, including the Company. The Company is vigorously contesting such matter and in January 2003 filed a motion to dismiss the action against the Company. At this time, it is not possible for the Company to evaluate the likelihood of an unfavorable outcome or to estimate whether the ultimate result will have a material adverse effect on the Company’s operations.

      The Company also is a party from time to time to other actions arising in the ordinary course of business which it deems immaterial. Although the Company believes that it has defenses to the claims of liability or for damages in the actions against it, there can be no assurance that additional lawsuits will not be filed against the Company or the Company’s subsidiaries. Further, there can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the Company’s business, that the defense of the lawsuits will not consume the time and attention of the Company’s senior management and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the Company’s operating results and financial condition. The Company intends to vigorously defend or pursue each of the lawsuits.

      The Company maintains insurance in such amounts and against such risks as it deems prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect the Company against significant claims for damages. The occurrence of a significant event not fully insured could materially and adversely affect the Company’s business, financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to shareholders of the Company for a vote in the fourth quarter of 2002.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters

      The Company’s common stock trades on The American Stock Exchange under the symbol “HMP.” Prior to November 9, 1999, the Company’s common stock traded on The Nasdaq Stock Market under the symbol “HMPS.” The following table sets forth the high and low sales price of the common stock as reported on The American Stock Exchange for the periods indicated.

Calendar Year 2002	High	Low

First Quarter	$1.40	$0.49
Second Quarter	$1.30	$0.70
Third Quarter	$1.18	$0.60
Fourth Quarter	$1.00	$0.45

Calendar Year 2001	High	Low

First Quarter	$1.125	$0.25
Second Quarter	$1.84	$0.50
Third Quarter	$1.59	$0.84
Fourth Quarter	$1.05	$0.44

      As of March 15, 2003, there were 122 record holders of the Company’s common stock. On March 27, 2003, the last reported sales price of the common stock on The American Stock Exchange was $0.36 per share.

      The Company has not paid or declared any cash dividends on its capital stock since the Company’s inception. The Company currently intends to retain all future earnings for use in the expansion and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company’s board of directors and will depend upon, among other things, future earnings, operations, capital requirements, the Company’s general financial condition, contractual restrictions and general business conditions. The Company’s credit facility with LaSalle and the Note Purchase Agreement currently prohibit the payment of cash dividends on its capital stock.

Sales of Unregistered Securities During the Fourth Quarter of 2002

      In the fourth quarter of 2002, the Company issued an aggregate of 17,050,000 shares of its common stock in connection with the Recapitalization. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act. See Notes 6 and 17 of the notes to the Company’s audited consolidated financial statements contained herein.

Item 6.	Selected Financial Data

      The following selected financial data of the Company as of and for each of the five years ended December 31, 2002 are derived from, and are qualified by reference to the audited consolidated financial statements, including the notes thereto, of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

and the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Form 10-K.

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$30,141	$32,661	$25,717	$24,701	$21,712
Cost of goods sold	13,731	15,092	17,467	11,410	9,343

Gross profit	16,410	17,569	8,250	13,291	12,369
Selling, general and administrative expenses	11,783	13,781	14,030	16,043	16,110
Impairment charge	—	—	12,086	—	—

Income (loss) from operations	4,627	3,788	(17,866)	(2,752)	(3,741)
Interest expense, net	(3,103)	(2,063)	(2,345)	(2,208)	(2,846)
Other income (expense)	46	99	115	68	(15)

Income (loss) before income taxes	1,570	1,824	(20,096)	(4,892)	(6,602)
Income tax provision (benefit)	962	820	(1,006)	—	—

Income (loss) from continuing operations	608	1,004	(19,090)	(4,892)	(6,602)
Discontinued operations:
Income (loss) from operations of discontinued distribution segment (including gain on disposal)	423	661	(671)	(231)	3,175
Extraordinary loss on early extinguishments of debt, net	(83)	—	—	—	(6,641)

Extraordinary gain on early extinguishment of put feature	1,100	—	—	—	—
Effect of a change in accounting principle pursuant to adoption of SFAS 142.	—	—	—	—	(16,102)

Net income (loss)	$2,048	$1,665	$(19,761)	$(5,123)	$(26,170)

Net income (loss) per share from continuing operations — basic and diluted	$0.05	$0.08	$(1.43)	$(0.37)	$(0.32)
Income (loss) from operations of discontinued distribution segment (including gain on disposal)	0.03	0.04	(0.05)	(0.01)	0.15
Extraordinary loss on extinguishments of debt	(0.01)	—	—	—	(0.32)
Extraordinary gain on extinguishment of put feature	0.10	—	—	—	—
Effect of a change in accounting principle pursuant to adoption of SFAS 142.	—	—	—	—	(0.78)

Net income (loss) per share — basic and diluted	$0.17	$0.12	$(1.48)	$(0.38)	$(1.27)

Weighted average common shares outstanding — basic	12,187	13,366	13366	13,366	20,685
Weighted average common shares outstanding — diluted	12,412	13,373	13,366	13,366	20,685
Balance Sheet Data (end of year):
Cash and cash equivalents	$6,232	$1,991	$164	$2,749	$3,712
Working capital	$28,767	$29,927	$15,259	$(21,359)	$9,460
Total assets	$104,637	$102,397	$86,038	$71,348	$37,190
Long-term debt, net of current maturities	$47,074	$44,999	$40,598	$1,355	$18,342
Total shareholders equity	$41,431	$43,069	$22,332	$18,282	$15,330

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

      Certain statements made in this annual report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the possible inadequacy of the Company’s cash flow from operations and cash available from external financing, the possibility of a breach of covenants in the Company’s senior credit facility, the satisfaction of which cannot be objectively determined, the Company’s limited manufacturing experience, the inability to efficiently manufacture different products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable regulatory requirements, the dependence on patents, trademarks, licenses and proprietary rights, the Company’s potential exposure to product liability, the inability to introduce new products, the Company’s reliance on a few large customers, the Company’s dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company’s ability to pay its indebtedness. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed above, and other factors that you may wish to consider, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and is also contained in this Form 10-K under the section entitled “Risk Factors” and elsewhere and in the Company’s filings from time to time pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Background

      The Company is a specialty medical device company focused on manufacturing and/or marketing vascular products. The Company’s oncology product lines include implantable vascular ports, tunneled catheters and stem cell transplant catheters used primarily in cancer treatment protocols. The Company has a complete line of acute and chronic dialysis catheters used for kidney failure patients.

      The Company was incorporated and began its operations in February 1990 as a distributor of medical devices and began to distribute vascular access devices in 1990. In November 1992, the Company entered into a collaborative effort with a leading heart valve manufacturer to design and develop a new line of vascular access ports for the Company. This new line of ports, the Triumph-1 line, was introduced in September 1994. The Company continues to market a line of Triumph-1 vascular access ports and in 2001, it transitioned the manufacturing of the port line in-house to its current manufacturing facility. Prior to that transition, since 1996, certain models in the Triumph-1 line had been manufactured for us by ACT Medical. In May 1995, the Company began to distribute the NeoStar Medical line of hemodialysis catheters and acquired that line in October 1995. In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical product line at this facility in October 1996 and expanded this facility in 1998 and in 2000 to its current configuration of approximately 60,000 square feet. In July 1997, the Company acquired the port business of Strato/Infusaid. The primary product lines obtained in the Strato/Infusaid acquisition included the LifePort® and Infuse-a-Port® vascular access ports and the Infuse-a-Cath® line of catheters. In 1998, the Company made additional product acquisitions, including the Vortex® port, TitanPortTM and OmegaPort lines acquired from Norfolk Medical. In addition, the Company’s acquired the CVS and Stepic Medical device distribution businesses. Distribution of non-Horizon medical devices through Stepic during the first nine months of 2002 (through the sale of Stepic in September 2002) comprised approximately 55.1% of the Company’s revenue.

      On October 9, 2000, the Company consummated the acquisition of certain assets used in the manufacture and sale of medical devices by IFM, a wholly-owned subsidiary of CryoLife. This acquisition effectively completed its acquisition of the IFM product line which was acquired in September of 1998. In addition to the purchase of assets, consisting primarily of inventory and leasehold improvements, the Company also assumed control of IFM’s approximately 30,000 square foot manufacturing facility in St. Petersburg, Florida and the 80 employees there. The IFM business was sold to Vascutech, Inc. on March 30, 2001, and Vascutech assumed control of such facility. The consideration for the sale of the IFM business consisted of cash in the amount of $2,250,500 at closing, the assumption of approximately $5,600,000 (as of December 31, 2000) of debt under the Note issued in connection with the Company’s October 2000 acquisition from IFM and a second installment cash payment of $220,367, payable six months from the closing date. The second installment payment was not made, and the Company initiated legal action against the purchaser. The Company and the purchaser settled this lawsuit in August 2002.

      While the Company has acquired products through the acquisitions described above, more recently the Company has developed new products. The Company’s VTX® technology, which was introduced by the Company in 2000, is featured in its Vortex® port, its new LifePort® VTX® titanium and plastic ports, and its new TriumphTM VTX® titanium and plastic ports. VTX® technology refers to the swirling blood flow produced by a uniquely rounded reservoir design and tangential outlet, which substantially reduces thrombosis or the build up of sludge from blood and drug products in the port reservoir. The square cornered reservoirs and perpendicular outlets that are common to other vascular access ports promote the formation of sludge, flush less efficiently, and provide chaotic blood flow. These conditions, in turn, cause complications that require additional procedures at additional cost. The Company introduced its new chronic hemodialysis catheter, LifeJetTM, in December 2001 and its LifeJetTMF-16 in January 2003. The Company’s new safety infusion needle, LifeGuardTM, designed for use with vascular access ports, was released in June 2002 and its new central venous catheter, LifeValveTM, was released in October 2002.

      On March 19, 2002, the Company announced the consummation of the Recapitalization that extinguished all of the Company’s senior debt and warrants held by Bank of America and substantially reduced the Company’s total outstanding debt.

      On September 3, 2002, the Company sold Stepic to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction.

      Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company has used a portion of, and is using the remaining proceeds for working capital purposes. Additionally, as required pursuant to a letter agreement among the Company, ComVest and Medtronic, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of the remaining proceeds from the sale of Stepic. This operating plan and budget, together with the use of the remaining proceeds, was approved by ComVest and Medtronic and was subsequently ratified by the Company’s board of directors. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement. (See Note 18 of the notes to the Company’s audited consolidated financial statements contained elsewhere herein for further discussion on the sale of Stepic).

      Arrow paid $1.1 million of the cash purchase price into escrow, which sum has been distributed to the Company (in an amount equal to $1,051,317 plus interest of $904) and to Arrow (in an amount equal to $48,683) in accordance with the terms of the asset purchase agreement and escrow agreement entered into in connection with the Stepic sale. Finally, Arrow issued to the Company a promissory note in the principal amount of $500,000, which bore interest at an annual rate of 5%. Pursuant to the terms of this note, $250,000 plus interest of $3,664 was paid to the Company on December 19, 2002 and the balance of $250,000 plus interest of $6,199 and was paid to the Company on March 3, 2003.

Critical Accounting Policies

      The Company’s management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	The Company reviews customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions.

•	The Company estimates allowances for sales returns and rebates based on its experiences from historical customer returns and rebates. If actual future customer returns and rebates are less favorable than those projected by management, additional sales allowances may be required.

•	Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB No. 17. Upon the adoption of SFAS No. 142, the Company recognized an impairment loss of approximately $16.1 million related to its distribution reporting unit. If economic conditions deteriorate and indicators of impairment become present, another adjustment to the carrying value of goodwill may be required. On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which supercedes SFAS No. 121. The Company will review long-lived assets for impairment under this standard, which does not substantially change the guidance in SFAS No. 121. The impact of adopting SFAS No. 144 did not have a material impact on the Company’s financial statements.

Related Party Transactions

      Certain recent significant related party transactions are summarized in “Description of Business” above. For a more detailed discussion of the Company’s related party transactions, see “Certain Relationships and Related Transactions” and Note 11 of the notes to the Company’s audited consolidated financial statements contained elsewhere herein.

Results of Operations

      The following table sets forth for the periods indicated certain items contained in the Company’s consolidated statements of operations expressed as a percentage of net sales:

	Years Ended December 31,

	2000	2001	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.9	46.2	43.0

Gross profit	32.1	53.8	57.0
Selling, general and administrative expenses	54.6	65.0	74.2
Impairment charge	47.0	—	—

Loss from operations	(69.5)	(11.1)	(17.2)

Other income (expense):
Interest expense, net	(9.1)	(8.9)	(13.1)
Other income (expense)	—	—	—

Loss before income taxes	(78.1)	(19.8)	(30.4)
Income tax benefit	3.9	—	—

Loss from continuing operations	(74.2)	(19.8)	(30.4)
Income (loss) from operations of discontinued distribution segment (including gain on disposal)	(2.6)	(0.1)	14.6
Extraordinary loss on extinguishment of debt	—	—	(30.6)
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	—	(74.2)

Net loss	(76.8)%	(20.7)%	(120.5)%

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

      Net Sales. Net sales decreased 12.1% to $21.7 million in 2002 from $24.7 million in 2001. The decrease in sales is primarily attributable to the fact that sales of the IFM product line (of approximately $1.8 million in 2001) are not included in 2002 net sales as the product line was sold on March 30, 2001. In addition, there was a decline in sales to independent distributors in the twelve months ended December 31, 2002, due to the Company’s program in which a larger portion of the Company’s sales is to be derived from its direct sales force, as compared to the past, which featured a mix of distributors and direct sales representatives.

      Gross Profit. Gross profit decreased 6.9% to $12.4 million in 2002, from $13.3 million in 2001. Gross margin increased to 57% in 2002 from 53.8% in 2001. The decrease in gross profit is the result of decreased sales, and the increase in gross margin percentage is the result of favorable manufacturing production efficiencies and lower distributor rebates as well as a favorable change in product mix for the twelve months ended December 31, 2002 compared to 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased slightly to $16.1 million in 2002 from $16.0 million 2001. The increase in SG&A was fully attributable to recapitalization expenses of approximately $3 million incurred as a result of the Company’s recapitalization transaction in March 2002. Exclusive of the recapitalization expenses, SG&A decreased approximately $2.9 million in 2002 from 2001. This decrease is the result of lower turnaround expenses, including consulting fees, PR campaign fees and employment severances, as well as lower amortization expenses in 2002 resulting from the Company’s adoption of SFAS 142 (see Notes 2 and 5 to the Company’s audited consolidated financial statements included elsewhere herein). In addition, the decrease resulted from the Company’s cost reduction program implemented in 2002, which included lower salaries, travel and marketing expenses in 2002. SG&A expenses increased as a percentage of net sales to 74.2% in 2002 from 65% in 2001 due to decreased sales as well as the recapitalization expenses in 2002 from 2001.

      Interest Expense. Interest expense, net of interest income, increased approximately $638,000 or 28.9% from $2.2 million in 2001 to $2.8 million in 2002. Upon completion of the Recapitalization in the first quarter of 2002, the Company increased the amount of debt allocated to the manufacturing segment. Accordingly, the amount of interest attributable to this segment has been increased in the twelve months ended December 31, 2002 over the twelve months ended December 31, 2001. Interest expense for both periods attributable to the distribution segment has been reclassified and is now reported as part of the gain/loss from operations of discontinued operations. In addition, upon the consummation of the Recapitalization, the Company incurred increased deferred loan costs, the amortization of which is recorded as a component of interest expense. For the twelve months ended December 31, 2002, the Company’s amortization of deferred loan costs was approximately $220,000 higher than in the twelve months ended December 31, 2001.

      Income Taxes. The Company generated an income tax benefit of approximately $3.2 million during the twelve months ended December 31, 2002 and approximately $2 million during the twelve months ended December 31, 2001, each of which was reduced fully by a valuation allowance established on the Company’s deferred tax assets generated by the income tax benefit. The income tax benefit for both 2002 and 2001 consists of the federal and state benefits, adjusted for certain nondeductible items, reduced by a valuation allowance on the Company’s deferred tax assets.

      Discontinued Operations. Income from operations of the Company’s discontinued distribution segment (Stepic) was $3.2 million for the year ended December 31, 2002 compared to a loss of approximately $231,000 for the year ended December 31, 2001. The increase in income from operations of the discontinued segment was due to lower interest and amortization expenses in 2002 compared to 2001. Additionally, in connection with the sale of Stepic on September 3, 2002, the Company recognized a net gain on the sale of approximately $2.1 million which is included in the income from discontinued operations in the year ended December 31, 2002.

      Extraordinary Loss. In 2002, the Company recorded an extraordinary loss of approximately $6.6 million on the extinguishment of its Bank of America debt as a result of the recapitalization transaction during the first quarter of 2002.

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

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

      Net Sales. Net sales decreased 4% to $24.7 million in 2001 from $25.7 million in 2000. The decrease in sales resulted from the sale of the IFM product line as well as the discontinuance of the Possis Perma-Seal graft product line early in the first quarter of 2001. The decrease was partially offset by an increase in port sales and lower distributor rebates in 2001 compared to 2000.

      Gross Profit. Gross profit increased 61.1% to $13.3 million in 2001, from $8.2 million in 2000. Gross margin increased to 53.8% in 2001, from 32.1% in 2000. The increase in gross profit was primarily attributable to the 2000 year-end inventory and other adjustments of approximately $5.2 million that were made in connection with management’s decisions in the fourth quarter of 2000 to deal with changing business conditions. In addition, improved gross margin percentage was due to higher average selling prices in 2001 and lower distributor rebates compared to 2001.

      Selling, General and Administrative Expenses. SG&A increased approximately $2 million or 14.4% in 2001 as compared to 2000. The increase in SG&A was primarily the result of the restructuring charges in 2001 which consisted of new product launch costs, turnaround and other consulting fees, employment severances, PR campaign fees and bad debt expense recorded on the amounts outstanding from Vascutech. The increase in SG&A was partially offset by reduced expenses, including salaries, travel, legal and amortization expense. SG&A expenses increased as a percentage of net sales to 65% in 2001 from 54.6% in 2000 due to increased expenses and decreased sales.

      Impairment Charge. During the fourth quarter of 2000, the Company recorded a $12.1 million impairment charge related to the intangible assets of the Company’s IFM product line. This charge writes the IFM long-lived assets down to the fair value of management’s expected cash flows.

      Interest Expense. Interest expense, net of interest income, decreased approximately $138,000 or 5.9% from $2.3 million in 2000 to $2.2 million in 2001. The decrease is due to a decrease in interest rates as well as lower debt outstanding during 2001 of approximately $41.9 million at the end of 2001 versus approximately $52 million outstanding at the end of 2000. The reduction in debt was the result of proceeds generated from the sale of the IFM business, payments under the Forbearance Agreement with Bank of America as well as payments under the Working Capital Loan pursuant to the sweep arrangement with Bank of America. Interest expense allocated to the distribution segment was $2.4 million in 2001 compared with $3 million in 2000 and both have been reclassed to discontinued operations in the Company’s Statement of Operations for 2001 and 2000.

      Income Taxes. During the year ended December 31, 2001, the Company generated an income tax benefit of approximately $2 million which was reduced fully by a valuation allowance established on the Company’s deferred tax assets generated by the income tax benefit. During the year ended December 31, 2000, the Company recorded an income tax benefit of approximately $1 million. The income tax benefit for both years consists of the federal and state benefits, adjusted for certain nondeductible items, reduced by a valuation allowance on the Company’s deferred tax assets. The valuation allowance is deemed necessary due to uncertainties indicated by the Company’s taxable loss in both 2001 and 2000 and forecasted taxable loss for 2002. The resulting $1 million benefit in 2000 represents the refunds available from net operating loss carrybacks offset by the valuation allowance on deferred items arising in previous years.

      Discontinued operations. Loss from operations of the Company’s discontinued distribution segment (Stepic) was approximately $231,000 in 2001 compared with approximately $671,000 in 2000. The decrease in loss from operations of the discontinued segment primarily resulted from lower interest expenses in 2001 compared to 2000.

Quarterly Results

      The following tables set forth quarterly statement of operations data for 2001 and 2002. This quarterly information is unaudited but has been prepared on a basis consistent with the Company’s audited financial statements presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(In thousands, except per share data)
Net sales	$7,286	$6,312	$5,564	$5,539
Cost of goods sold	3,327	2,825	2,822	2,436

Gross profit	3,959	3,487	2,742	3,103
Selling, general and administrative expenses	3,841	4,247	3,858	4,097

Income (loss) from operations	118	(760)	(1,116)	(994)

Interest expense, net	(670)	(593)	(496)	(448)
Other income (expense)	29	20	19	(1)

Loss from continuing operations	(523)	(1,333)	(1,593)	(1,443)
Discontinued operations:
Income (loss) from operations of discontinued distribution segment	89	(8)	(237)	(75)

Net loss	$(434)	$(1,341)	$(1,830)	$(1,518)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.04)	$(0.10)	$(0.12)	$(0.11)
Income (loss) from operations of discontinued distribution segment	0.01	—	(0.02)	(0.01)

Net loss per share — basic and diluted	$(0.03)	$(0.10)	$(0.14)	$(0.11)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(In thousands, except per share data)
Net sales	$4,392	$6,194	$5,317	$5,809
Cost of goods sold	2,130	2,691	2,066	2,456

Gross profit	2,262	3,503	3,251	3,353
Selling, general and administrative expenses	5,629	3,466	3,411	3,604

Income (loss) from operations	(3,367)	37	(160)	(251)

Interest expense, net	(637)	(746)	(724)	(739)
Other income (expense)	(4)	(5)	(1)	(4)

Loss from continuing operations	(4,008)	(714)	(885)	(994)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(In thousands, except per share data)
Discontinued operations:
Income (loss) from operations of discontinued distribution segment (including gain on disposal of $2.1 million)	31	430	3,829	(1,116)
Extraordinary loss on extinguishment of debt	(6,641)	—	—	—
Effect of a change in accounting principle pursuant to adoption of SFAS 142	(16,102)	—	—	—

Net income (loss)	$(26,720)	$(284)	$2,944	$(2,110)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.29)	$(0.04)	$(0.05)	$(0.03)
Income (loss) from operations of discontinued distribution segment (including gain on disposal of $2.1 million)	0.00	0.02	0.22	(0.03)
Extraordinary loss on extinguishment of debt	(0.48)	—	—	—
Effect of a change in accounting principle pursuant to adoption of SFAS 142	(1.15)	—	—	—

Net income (loss) per share — basic and diluted	$(1.92)	$(0.02)	$0.17	$(0.06)

Liquidity and Capital Resources

      The Company’s principal capital requirements are to fund working capital requirements and capital expenditures for its existing facility. Historically, the Company has used cash generated by operations, bank financing and, in 1998, proceeds from its public equity offering to fund its capital requirements. Additionally, the Company requires capital to finance accounts receivable and inventory. The Company’s working capital requirements vary from period to period depending on its production volume, the timing of shipments and the payment terms offered to its customers.

      Net cash (used in) provided by operating activities was ($4.1 million) for fiscal 2002 compared with $6.4 million for fiscal 2001 and $4.9 million in fiscal 2000. The increase in cash used in operations during 2002 compared to 2001 was primarily attributable to the recapitalization expenses paid in 2002, as well as the increased loss from operations in 2002 from 2001 (see above description in “Results of Operations”). In addition, there were higher reductions in accounts payable and accrued expenses in 2002 compared with 2001 as well as decreased reductions in accounts receivable and inventory levels in 2002 compared with 2001. The increase in cash provided by operations during 2001 over 2000 was substantially the result of income tax refunds received due to net operating loss carrybacks as well as lower income taxes paid during 2001 compared to 2000.

      Net cash provided by (used in) investing activities was approximately $12.3 million for fiscal 2002 compared with $2.4 million for fiscal 2001 and ($1.3 million) for fiscal 2000. Cash provided by investing activities in 2002 consisted primarily of cash proceeds from the sale of Stepic of approximately $12.3 million and also cash proceeds from the Company’s Chief Executive Officer and President for payment of their shareholder notes outstanding. Cash provided by investing activities in 2001 consisted of cash proceeds from the sale of IFM of approximately $2.3 million and the payment of approximately $474,000 from the Company’s Chief Executive Officer for the Shareholder Bridge Loan. Cash used in investing activities during 2002, 2001 and 2000 consisted primarily of capital expenditures for the Company’s facilities. In addition, cash used in investing activities for 2000 consisted of a short-term bridge loan issued to the Company’s CEO.

      Net cash used in financing activities was $7.3 million for fiscal 2002, compared with $6.2 million for fiscal 2001 and $5.4 million for fiscal 2000. Financing activities in 2002 substantially consisted of debt issuance costs paid as part of the Recapitalization of approximately $1.5 million as well as net proceeds from the issuance of long-term debt and payment of debt on the Company’s BofA Credit Facility, both pursuant to the Recapitalization. In addition, 2002 financing activities included borrowings from and repayments of its Revolving Loan under the LaSalle Loan Agreement and the utilization of cash proceeds from the sale of Stepic to pay down all amounts then outstanding under its Revolving Loan under its LaSalle Credit Facility of approximately $7.8 million. In both 2001 and 2000, financing activities primarily consisted of principal payments on outstanding debt attributable to depository funds applied against the working capital loan under the Company’s BofA Credit Facility pursuant to the Company’s sweep arrangement with Bank of America. In addition, 2001 financing activities consisted of a principal payment of its BofA Credit Facility of approximately $2.3 million from the proceeds of the sale of IFM. See Note 6 of the notes to the Company’s audited consolidated financial statements included herein.

      The Company’s approximate total scheduled future payments under contractual obligations and indebtedness outstanding as of December 31, 2002 are as follows:

	2003	2004(1)	2005	2006	2007	Thereafter	Total

Long-Term Debt	$1,552,782	$16,106,079	$865,631	$382,693	$270,000	$717,500	$19,894,685
Operating Leases	229,500	222,600	217,300	202,900	201,700	432,800	1,506,800

Total	$1,782,282	$16,628,679	$1,082,931	$585,593	$471,700	$1,150,300	$21,401,485

(1)	Long-Term Debt for 2004 does not include (i) the amount of $167,000 (based on amounts outstanding as of December 31, 2002) pursuant to the Loan Agreement and (ii) the amount of $542,000 pursuant to obligations payable to former shareholders of Stepic, both of which amounts are, pursuant to their terms, accelerated upon payment of the Convertible Notes. Such amounts are currently reflected in the table as coming due subsequent to 2004. Any borrowings, if at all, under the Revolving Loan outstanding at the time the Convertible Notes are paid will also be accelerated and payable immediately.

      On March 1, 2002, the Company entered into certain agreements with ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth Associates L.P. (“Commonwealth”) to recapitalize the Company (the “Recapitalization”). The Company completed the Recapitalization on March 16, 2002 and the Forbearance Agreement between the Company and Bank of America, N.A. (“Bank of America”) dated March 30, 2001, as subsequently amended (the “Forbearance Agreement”), was terminated as of March 15, 2002. The Forbearance Agreement is described below.

      The material details of the Recapitalization are as follows:

      On March 19, 2002, the Company completed an arrangement with ComVest, LaSalle Business Credit, Inc. (“LaSalle”), and Medtronic Inc. (“Medtronic”) to recapitalize the Company by extinguishing all of the Company’s senior debt and warrants held by Bank of America and substantially reducing the Company’s total outstanding debt. Pursuant to the Recapitalization, the Company issued Convertible Notes (“Convertible Notes”) in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Note payable to Bank of America (the “Junior Note”), and entered into a new revolving and term loan facility (the “LaSalle Credit Facility”) for up to $22 million, of which approximately $1.6 million was outstanding as of December 31, 2002. The following is a summary of the key provisions of the Recapitalization:

      On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the outstanding $50 million BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the BofA Note, the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The warrants, which had previously been recorded in additional paid-in-capital at their estimated fair value at issuance of $260,000, were extinguished at their estimated fair value on the date of extinguish-

ment of $345,000. As a result, $345,000 was included as a component of the extraordinary loss on early extinguishment of debt.

      On March 1, 2002, the Company entered into the Note Purchase Agreement with ComVest, Medtronic and the Additional Note Purchasers. Under the Note Purchase Agreement, the Company agreed to issue $15 million of Convertible Notes. Interest on the Convertible Notes is payable quarterly beginning in June 2002 and accrues at a rate of 6% per year for the first six months and 8% per year thereafter until the Convertible Notes are paid in full and mature on March 16, 2004. The Company issued the Convertible Notes as follows: $4.4 million to ComVest, $4 million to Medtronic and $6.6 million to the Additional Note Purchasers. Additionally, in connection with the Recapitalization, the Company issued a Convertible Bridge Note (the “Bridge Note”) to ComVest. ComVest has converted this note into 3,300,000 shares of the Company’s common stock at a conversion price of $0.01 per share. As a result of such conversion, the Bridge Note has been extinguished.

      On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company recorded a net extraordinary loss on the early extinguishment of debt of approximately $6.6 million during the first quarter of 2002. This extraordinary loss was calculated by subtracting the fair value of the new debt of $42.6 million, which included the amount outstanding under the LaSalle Credit Facility ($7.3 million), the Convertible Notes ($33.3 million), and the BofA Junior Note ($2.0 million), from the amount outstanding under the Bank of America debt of $40.3 million. Also included in the extraordinary loss were various costs paid to ComVest, Commonwealth Associates, L.P. and LaSalle, as the lenders, to effect the Recapitalization of $4.3 million. Included as components of the additional $4.3 million of transaction expenses were the following: $570,000 in closing costs and due diligence fees paid to LaSalle; a warrant to purchase the Company’s common stock issued to LaSalle valued at approximately $695,000; approximately 2.7 million shares issued to ComVest valued at approximately $2.3 million; deferred loan costs from the original BofA debt of approximately $128,000, and $1.15 million paid to Commonwealth in closing costs and due diligence fees. Also included in the additional expenses, but offsetting these amounts are approximately $130,000 in fees and accrued interest forgiven by Bank of America and the fair value of the BofA warrant of $345,000 which was acquired and cancelled by ComVest.

      The Company also incurred numerous other costs that were either expensed as incurred or capitalized as debt issuance costs. Included in selling, general, and administrative expenses for fiscal 2002 are approximately $3 million of expenses related to the Recapitalization. The primary components of those expenses are $2.4 million in stock compensation and bonuses to two of the Company’s executive officers, $168,000 in consulting fees, and $428,000 in legal and other fees. The Company capitalized approximately $1.5 million as debt issuance costs, consisting primarily of $906,000 in legal fees, $322,000 of consulting fees, and $222,000 of other miscellaneous fees paid for services rendered in connection with the Recapitalization.

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

The convertible component’s fair value was determined by multiplying the fair value of the Company’s stock by the number of shares into which this component is convertible. Thus, 27,000,000 shares multiplied by $0.68940 per share equals $18,613,685. The sum of the non-convertible component’s fair value of $14,730,000 and the convertible component’s fair value of $18,613,685 equals the total debt instrument’s fair value of $33,343,685.

      The Company determined the fair value of its stock in a multiple-step process. First, the Company computed its assumed fair value of $13,762,977 at the date of the transaction by multiplying outstanding shares of 16,311,676 by the then current market price per share of $0.84375, which resulted in a fair value of the Company prior to any conversion of the convertible portion of the Convertible Notes. The Company then added to this computed fair value $16,095,909, which represents the difference between the old Bank of America debt of $40,320,909 and the face value of the new debt of $24,225,000. This $16,095,909 difference was credited to additional paid-in-capital. Thus, the new fair value of the Company, prior to any conversion, is $29,858,886. The Company then assumed full conversion of the convertible portion of the notes, which resulted in an additional 27,000,000 shares becoming outstanding. After conversion, the Company would have 43,311,676 shares outstanding, which when divided into the new fair value of $29,858,886, yields a new per share market value of $0.68940.

      On March 18, 2002, the Company entered into the LaSalle Credit Facility pursuant to a loan and security agreement (the “Loan Agreement”) with Standard Federal Bank National Association (“SFB”), acting by and through LaSalle, as SFB’s agent (collectively the “Lender”). Under the Loan Agreement, the Lender provided a $20 million revolving loan (the “Revolving Loan”) and a $2 million term loan (the “Term Loan”). Effective December 23, 2002, the Revolving Loan limit was reduced to $10 million. The Company used the proceeds to repay the Bridge Loan, expenses related to the Recapitalization and working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below). As collateral, the Company granted a security interest in all of the Company’s present and future assets, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located. The Loan Agreement contains affirmative and negative covenants as well as financial maintenance covenants (as discussed below).

      Effective December 23, 2002, the Company and the Lender amended the Loan Agreement (the “December Amendment”) to, among other things, amend certain financial maintenance covenants. These covenants, include, but are not limited to, the following:

•	maintaining Tangible Net Worth of $7,500,000 for the quarters ending December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, and $8,000,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as the Company’s shareholders’ equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of Statement of Financial Accounting Standards (“SFAS”) No. 142 as determined solely by the Lender on a consistent basis plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender);

•	maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of 0.15 to 1.0 for the fiscal quarter ending December 31, 2002, 0.3 to 1.0 for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003, 0.50 to 1.0 for the fiscal quarter ending December 31, 2003, 0.75 to 1.0 for the fiscal quarter ending March 31, 2004 and 1.0 to 1.0 for the fiscal quarter ending June 30, 2004 and for each fiscal quarter thereafter;

•	maintain EBITDA, based on the immediately preceding four fiscal quarters, of $750,000 on December 31, 2002, $1,350,000 on March 31, 2003, $1,475,000 on June 30, 2003 and September 30, 2003, $2,500,000 on December 31, 2003, $3,675,000 on March 31, 2004 and $4,900,000 on June 30, 2004 and each fiscal quarter thereafter; and

•	limit capital expenditures to no more than $1,500,000 during any fiscal year.

      The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of December 31, 2002, the Company had $2.1 million available for borrowing under the revolving portion of the Loan Agreement. As of December 31, 2002, the Company had $1.5 million in borrowings outstanding under the Term Loan and approximately $128,000 in borrowings outstanding under the Revolving Loan. As of December 31, 2002, the Company believes it was in compliance with all such covenants set forth in the Loan Agreement.

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

      Pursuant to the LaSalle credit facility, the Company also issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of common stock at an exercise price of $.01 per share. The Company recorded the estimated fair value of the warrant as of March 18, 2002 of approximately $695,000, determined using the Black-Scholes model (using weighted average assumptions as follows: dividend yield of 0%, expected life of three years, expected volatility of 112.2% and a risk free interest rate of 2.43%) as a reduction of the gain on early extinguishment of debt.

      The Junior Note in the amount of $2 million bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a principal payment on the Junior Note of $22,500 is payable on the first day of each month until maturity of the Junior Note.

      On September 3, 2002, the Company sold Stepic to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction.

      Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company has used a portion of, and is using the remaining proceeds for working capital purposes. Additionally, as required pursuant to a letter agreement among the Company, ComVest and Medtronic, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of the remaining proceeds from the sale of Stepic. This operating plan and budget, together with the use of the remaining proceeds, was approved by ComVest and Medtronic and was subsequently ratified by the Company’s board of directors. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement. (See Note 18 of the notes to the Company’s audited consolidated financial statements contained elsewhere herein for further discussion on the sale of Stepic).

      Arrow paid $1.1 million of the cash purchase price into escrow, which sum has been distributed to the Company (in an amount equal to $1,051,317 plus interest of $904) and to Arrow (in an amount equal to $48,683) in accordance with the terms of the asset purchase agreement and escrow agreement entered into in connection with the Stepic sale. Finally, Arrow issued to the Company a promissory note in the principal amount of $500,000, which bore interest at an annual rate of 5%. Pursuant to the terms of this note, $250,000 plus interest of $3,664 was paid to the Company on December 19, 2002 and the balance of $250,000 plus interest of $6,199 and was paid to the Company on March 3, 2003.

      As of the date of this filing, the Company has complied with all of the requirements of the Loan Agreement and currently does not have any borrowings under the Revolving Loan. As of December 31, 2002, the Company had borrowing capacity of approximately $2.1 million under the Loan Agreement. The Company believes it has available cash resources to meet its working capital needs through fiscal year 2003. As stated above, the Convertible Notes mature in March 2004. Prior to such time, the Company will explore all alternatives available to it to repay the Convertible Notes including but not limited to, refinancing the Convertible Notes or undertaking issuances of debt or equity securities of the Company.

      As a result of the Recapitalization, the BofA Credit Facility, the Forbearance Agreement with Bank of America, and all subsequent amendments were terminated. However, because those agreements were significant to the capitalization of the Company prior to the Recapitalization, the terms of those agreements are briefly summarized as follows:

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

      On October 15, 2001, the Company entered into the Second Amendment to the Forbearance Agreement (the “Second Amendment”). The Second Amendment amended the Forbearance Agreement as follows: (i) changed the termination date of the Forbearance Agreement from March 31, 2002 to January 15, 2002 (the period from March 30, 2001 through January 15, 2002 being defined as the “Forbearance Period”); (ii) required the Company to maintain a general operating account with Bank of America and restricted the use of funds in an calendar month to payments equal to or less than a monthly budget submitted to Bank of America; (iii) required the Company to pay any accrued or unpaid interest (but not principal) on the B of A Note on the first day of each month and allow interest to continue to accrue at the Bank of America Prime Rate plus two and one-half percent (2.5%) per annum; and (iv) required the Company to furnish Bank of America with certain financial reports.

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

      The Forbearance Agreement provided for the payment of Excess Cash Flow, as defined in the BofA Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2001. In addition, the Forbearance Agreement required an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company’s sale of the Ideas for Medicine business (“IFM”) (see Note 14 of the notes to the consolidated financial statements included herein).

      The Forbearance Agreement further required payments of $300,000 each on a short-term bridge loan (the BofA Bridge Loan”) on May 31, 2001, August 31, 2001, and November 30, 2001. The proceeds of the BofA Bridge Loan were used to fund a short-term bridge loan to the Company’s CEO, Marshall B. Hunt (the “Shareholder Bridge Loan”). All of the installments under the BofA Bridge Loan and the Shareholder Bridge Loan were paid. The Forbearance Agreement also provided for a forbearance and restructuring fee of $10,000 plus related expenses and interest at the rate then in effect plus 6% upon a Termination Event, as defined in the Forbearance Agreement.

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

      The Forbearance Agreement also required the Company to hire on or before June 30, 2001 a new chief operating officer, restricted the repayment of principal debt to junior lien holders, and to either (i) sell the assets of IFM or (ii) obtain an agreement from the seller of the IFM product line to defer all payments under the related promissory note (see below) through the Termination Date (see Note 14 of the notes to the consolidated financial statements included herein). The Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and the Company did not hire a replacement. The Company sold the assets of the IFM product line as of March 30, 2001 (see Note 14 of the notes to the consolidated financial statements included herein).

      On December 15, 2001, the Company entered into a Third Amendment to the Forbearance Agreement under which Bank of America consented to the increase in payments of $8,000 per month to certain former shareholders of Stepic Corporation (“Stepic”) (see Note 6 of the notes to the consolidated financial statements included herein).

      In January 2002, the Company entered into a Fourth Amendment to the Forbearance Agreement with Bank of America, pursuant to which Bank of America agreed to extend the Forbearance Period until March 15, 2002 (the “Expiration Date”) in order for the Company to consider its strategic alternatives. On March 15, 2002, the BofA Credit Facility was assigned from Bank of America to ComVest. On March 16, 2002, the Company issued the Convertible Notes in an aggregate amount of $15 million to ComVest,

Medtronic and the Additional Note Purchasers. On March 18, 2002, the Company entered into the LaSalle credit facility.

Recently Issued Accounting Standards

      Note 2 of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K describes the recently issued accounting standards and, where applicable, the effects of such standards on the Company.

Impact of Inflation and Foreign Currency Exchange Fluctuation

      The results of the Company’s operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Loan Agreement costs result primarily from interest and principal and are not affected by inflation. Further, although the Company often sells products on an agreed upon price basis, the average time between the receipt of any order and delivery is generally only a few days. While the Company has not historically been adversely affected by increases in the cost of raw materials and components, certain group purchasing agreements to which the Company is a party and other agreements with individual customers limit or restrict the Company’s ability to raise prices without advance written notice or only after certain time periods have elapsed under the agreements. Thus, future increases in the cost of raw materials and components could adversely affect the Company’s business, financial condition and operating results. This could change in situations in which the Company is producing against a substantial backlog and may not be able to pass on higher costs to customers. In addition, interest on substantially all of the Company’s debt is variable and therefore may increase with inflation.

      The Company makes all sales to foreign customers in U.S. dollars. Thus, notwithstanding fluctuation of foreign currency exchange rates, the Company’s profit margin for any purchase order is not subject to change due to exchange rate fluctuations after the time the order is placed.

Risk Factors

      The risks described below are not the only ones facing the Company. Additional risks not presently known to the Company or which the Company currently considers immaterial also may adversely affect the Company. If any of the following risks and uncertainties actually occur, the Company’s business, financial condition and operating results could be materially and adversely affected.

There can be no assurance that the Company’s cash flow from operations and cash available from external financing will be sufficient to meet its future cash flow needs, in which case the Company would need to obtain additional financing.

      As of December 31, 2002, the Company had borrowing capacity of approximately $2.1 million under its credit facility with LaSalle. Any additional financing the Company undertakes could involve issuances of debt or issuances of equity securities which would be dilutive to the Company’s shareholders, and any debt facilities could contain covenants that may affect the Company’s operations, including the Company’s ability to make future acquisitions.

      Adequate additional funds, whether from the financial markets or from other sources, may not be available on a timely basis, on terms acceptable to the Company or at all. Insufficient funds may cause the Company difficulty in financing its accounts receivables and inventory and may result in delay or abandonment of some or all of the Company’s product development, licensing, marketing or research and development programs or opportunities, which could have a material adverse effect on the Company’s business, financial condition and operating results.

      Additionally, the Company is required to make periodic interest and principal payments on its outstanding indebtedness, including the Convertible Notes, the LaSalle credit facility and the Junior Note. Failure to make any such required payments may result in an event of default and the acceleration of all outstanding indebtedness.

The Company’s inability to introduce new products to the marketplace could adversely impact its operating results.

      Although the vascular access product industry has not experienced rapid technological change historically, as the Company’s existing products become more mature, the importance of developing or acquiring, manufacturing and introducing new products that address the needs of its customers will increase. The development or acquisition of any such products will entail considerable time and expense, including acquisition costs, research and development costs, and the time and expense required to obtain necessary regulatory approvals, which approvals are not assured, and any of which could adversely affect the Company’s business, results of operations or financial condition. There can be no assurance that such development activities will yield products that can be commercialized profitably or that any product acquisition can be consummated on commercially reasonable terms or at all. Historically, many of the Company’s products have been developed in conjunction with third parties or acquired as a result of acquisitions consummated by the Company.

      Recently, the Company has introduced new products developed by the Company. The Company’s inability to develop or acquire new products to supplement its existing product lines could have an adverse impact on the Company’s ability to fully implement its business strategy and further develop its operations.

The Company has limited manufacturing experience and it can not assure that it will successfully complete the development and manufacture of products integral to the Company’s business.

      The Company’s success will depend in part on its ability to manufacture its products in compliance with international and domestic standards such as ISO 9001, the FDA’s Good Manufacturing Practices, or GMP, regulations and other applicable licensing and regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has historically outsourced the manufacturing of most of its product lines to third parties while remaining responsible for that work but, since 1998 and in subsequent years, has transitioned the manufacturing of the Company’s products to the Manchester facility. In the fourth quarter of 1996, the Company transitioned the manufacturing of the Company’s Circle C® and Pheres-Flow® specialty catheter product lines into the Company’s manufacturing facility in Manchester, Georgia.

      During 1998, the Company transitioned the manufacturing of its LifePort,® Infuse-a-Port® and Infuse-a-Cath® product lines to the Manchester facility from a facility in Norwood, Massachusetts. During 1999, the Company transitioned the manufacturing of the Vortex® port, TitanPort™ and OmegaPort® product lines to the Manchester facility from Norfolk Medical. In 2001 and 2002, the Company transitioned the manufacturing of the Triumph-1® port line to the Manchester facility from Act Medical as well as its infusion sets which had previously been manufactured by a third party. The Company has undergone and expects to continue to undergo regular GMP inspections in connection with the manufacture of its products at the Company’s facilities. The Company’s success will depend, among other things, on its ability to efficiently manufacture different products and to integrate newly developed products with existing products. The Company’s failure to successfully commence the manufacturing of new products, to maintain or increase production volumes of new or existing products in a timely or cost-effective manner or to maintain compliance with ISO 9001, the CE Mark requirements, GMP regulations or other applicable licensing or regulatory requirements could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company must maintain its current third party manufacturing relationships, and be able to successfully establish new relationships, in order for the Company’s business to be successful.

      While the Company believes it has a good relationship with each third party that manufactures certain components for the Company’s products, there can be no assurance that such relationships will not deteriorate in the future. Deterioration in these manufacturing relationships could cause us to experience interruptions in the Company’s manufacturing and delivery processes and have a material adverse impact on its business, financial condition and operating results. Furthermore, when the arrangements with these third parties expire, the Company will have to make other manufacturing arrangements or manufacture products or product parts at its facilities. The failure to effectively plan for the expiration of these agreements could also result in interruption of the manufacturing and delivery processes for these products and have a material adverse impact on the Company’s business, financial condition and operating results.

The Company relies on third party suppliers, the loss of which may interrupt its operations.

      The Company purchases raw materials and components for use in manufacturing its products from many different suppliers. There can be no assurance that the Company will be able to maintain its existing supplier relationships or secure additional suppliers as needed. The loss of a major supplier, the deterioration of its relationship with a major supplier, changes by a major supplier in the specifications of the components used in its products, or the Company’s failure to establish good relationships with major new suppliers could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company may fail to adequately protect its intellectual property and proprietary rights.

      The Company believes that its competitive position and success has depended, in part, on and will continue to depend on the ability of the Company and its licensors to obtain patent protection for its products, to defend patents once obtained, to preserve its trade secrets and to operate without infringing upon patents and proprietary rights held by third parties, both in the United States and in foreign countries. The Company’s policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications relating to technology, inventions and improvements that are important to the development of its business. The Company owns numerous United States and foreign patents and patent applications. The Company also is a party to license agreements with third parties pursuant to which it has obtained, for varying terms, the right to make, use and/or sell products that are covered under such license agreements in consideration for royalty payments. Many of the Company’s products are subject to such license agreements. There can be no assurance that the Company or its licensors have or will develop or obtain additional rights to products or processes that are patentable, that patents will issue from any of the pending patent applications filed by us or that claims allowed will be sufficient to protect any technology that is licensed to the Company. In addition, no assurances can be given that any patents issued or licensed to the Company or other licensing arrangements will not be challenged, invalidated, infringed or circumvented or that the rights granted thereunder will provide competitive advantages for the Company’s business or products. In such event the Company’s business, financial condition, and operating results could be materially adversely affected.

Asserting, defending and maintaining the Company’s patent rights could be difficult and costly and failure to do so may diminish the Company’s ability to compete effectively and may harm the Company’s operating results.

      A number of medical device companies, physicians and others have filed patent applications or received patents to technologies that are similar to technologies owned or licensed by the Company. There can be no assurance that the Company is aware of all patents or patent applications that may materially affect its ability to make, use or sell its products. United States patent applications are confidential while pending in the United States Patent and Trademark Office (“PTO”) (unless a foreign patent application related to the United States patent application is also filed, in which event the United States patent application is published 18 months after the earliest priority date), and patent applications filed in foreign countries are often first published six or more months after filing. Any conflicts resulting from third-party patent applications and patents could significantly reduce the coverage of the patents owned or licensed by the Company and limit its ability of or its licensors’ ability to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, the Company may be required to obtain licenses to those patents or to develop or obtain alternative technology. There can be no assurance that the Company would not be delayed or prevented from pursuing the development or commercialization of the Company’s products, which could have a material adverse effect on the Company’s operating results.

      There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Although the Company has not been a party to any material litigation to enforce any intellectual property rights held by the Company, or a party to any material litigation seeking to enforce any rights alleged to be held by others, future litigation may be necessary to protect patents, trade secrets, copyrights or “know-how” owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of the Company and others. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any such litigation could result in substantial cost to and diversion of effort by the Company. Adverse determinations in any such litigation could subject us to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from developing, manufacturing, selling or using certain of the Company’s products, any of which could have a material adverse effect on its business, results of operations and financial condition.

The Company relies in part on confidentiality agreements to protect the Company’s proprietary technologies, and the Company can not assure that these agreements will be effective.

      The Company relies on trade secrets and proprietary technology that the Company seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to the Company’s trade secrets.

The Company relies on trademarks and trade names for the success of the Company’s business, and the loss of one or any of these marks or names could materially harm the Company’s business.

      The Company relies upon trademarks and trade names for the development and protection of brand loyalty and associated goodwill in connection with the Company’s products. The Company’s policy is to protect its trademarks, trade names and associated goodwill by, among other methods, filing United States and foreign trademark applications relating to the Company’s products and business. The Company owns numerous United States and foreign trademark registrations and applications. The Company also relies upon trademarks and trade names for which the Company does not have pending trademark applications or existing registrations, but in which the Company has substantial trademark rights. The Company’s registered and unregistered trademark rights relate to the majority of its products. There can be no assurance that any of the Company’s registered or unregistered trademarks or trade names will not be challenged, canceled, infringed, circumvented, or be declared generic or infringing of other third-party marks or provide any competitive advantage to the Company.

The Company is potentially subject to product liability claims resulting from the operation of its business, and the Company can not assure that it will not incur losses associated with such claims.

      Because the Company’s products are intended to be used in healthcare settings on patients who are physiologically unstable and may be seriously or critically ill, the Company’s business exposes the Company to potential product liability risks which are inherent in the medical device industry. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for extended periods of time. Component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by the Company could result in injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims and/or a recall of, safety alert relating to, or other FDA or private civil action affecting one or more of the Company’s products or responsible officials. The Company maintains product liability insurance coverage in amounts that the Company deems sufficient for the Company’s business. There can be no assurance, however, that such coverage will be available with respect to or sufficient to satisfy all claims made against the Company or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company’s business, results of operations and financial condition. In September 1999, the Company initiated a voluntary product recall of the Company’s dialysis and central venous catheter kit product lines due to small pinholes in the product packaging. Although the recall covers products manufactured since 1994, product returns through December 31, 2002 were approximately 15,300 units. No product complaints have been received to date for either pinholes in the packaging or infection of the implant site that could be attributed to the packaging being contaminated. In 2001, the recall was terminated by the FDA.

The Company’s executive officers and directors, together with parties to the Recapitalization, will have the ability to exercise control over the Company.

      As of the date of this filing, ComVest Venture Partners, L.P. and affiliated entities thereof, collectively own approximately 31.1% of the Company’s outstanding common stock. Additionally, the Additional Note Purchasers have collectively converted their Convertible Notes into approximately 27.4% of the Company’s outstanding common stock (as a percentage of common stock outstanding on the date of this filing). Further, Medtronic has the right to convert a portion of its unconverted Convertible Notes into up to 7.2 million additional shares of the Company’s common stock (representing 16.6% of the Company’s common stock after, and as if, giving effect to such conversion) subject to the terms and conditions contained therein. Messrs. Hunt and Peterson, both officers and directors of the Company, collectively own approximately 18.6% of the Company’s outstanding common stock as of the date of this filing. If certain of ComVest, Medtronic, the Additional Note Purchasers and/or Messrs. Hunt and Peterson were to act together, they would have the power to elect all of the members of the Company’s board of directors, amend the Company’s Restated and Amended Articles of Incorporation and the Company’s bylaws, and effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of proposals relating to a merger or the acquisition of the Company by another entity. Accordingly, these shareholders are able to exert significant influence over the Company.

The Company’s sales are concentrated among a small number of significant customers, the loss of any of which may have a material adverse effect on the Company’s operating results.

      The Company’s net sales to its three largest customers accounted for 15%, 19% and 15% of total sales (excluding discontinued operations of the Stepic distribution segment, which was sold in September 2002) during 2000, 2001 and 2002, respectively. The loss of, or significant curtailments of purchases by, any of the Company’s significant customers could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s cash flows will be adversely affected by its recent sale of Stepic.

      On September 3, 2002, the Company sold substantially all of the assets of Stepic, its distribution division. For the fiscal year ended December 31, 2001, the Company’s distribution division accounted for 57.0% of its total sales and 33.9% of its gross profit, and for the nine months ended September 30, 2002, the Company’s distribution division accounted for 55.1% of its total sales and 29.1% of its gross profit. The Company anticipates that its sale of Stepic will substantially reduce its cash flow from its historical level for the foreseeable future. The Company cannot assure that in the future its cash flow from operations will be sufficient to allow the Company to fully execute on the Company’s strategic plan, including research and development related to new products. This loss of cash flow may materially adversely affect the Company’s liquidity, financial condition and results of operations.

The Company is dependent upon key personnel, the loss of any of which could materially adversely affect the Company’s business.

      The Company’s success is substantially dependent on the performance, contributions and expertise of its executive officers and key employees. The Company’s success to date has been significantly dependent on the contributions of Marshall B. Hunt, the Company’s Chairman and Chief Executive Officer, William E. Peterson, Jr., the Company’s President, and Robert J. Wenzel, the Company’s Chief Operating Officer each of whom is party to an employment agreement with the Company and, with respect to Messrs. Hunt and Peterson, on whom the Company maintains key man life insurance in the amount of $1 million. The employment agreements for Mr. Hunt, Mr. Peterson and Mr. Wenzel expire on April 1, 2004, December 31,

2003 and December 31, 2003, respectively. The Company is also dependent on its ability to attract, retain and motivate additional personnel. The loss of the services of any of the Company’s executive officers or other key employees or the Company’s inability to attract, retain or motivate the necessary personnel could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company’s business is subject to changes in the regulatory and economic environment in the healthcare industry, which could adversely affect the Company’s business.

      The healthcare industry in the United States continues to experience change. In recent years, several healthcare reform proposals have been formulated by members of Congress. In addition, state legislatures periodically consider healthcare reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative healthcare delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors to persons providing medical services. In particular, the healthcare industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on healthcare companies to reduce healthcare costs. Managed care and other healthcare provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the healthcare industry. Managed care organizations are continuing to consolidate and grow, increasing the ability of these organizations to influence the practices and pricing involved in the purchase of medical devices, including certain of the products sold by the Company, which is expected to exert downward pressure on product margins. Both short-and long-term cost containment pressures, as well as the possibility of continued regulatory reform, may have an adverse impact on the Company’s business, results of operations and financial condition.

The Company is subject to government regulation in the United States and internationally, which can be time consuming and costly to the Company’s business.

      The Company’s products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, the Company must obtain specific clearance or approval from the FDA before it can market new products or certain modified products in the United States. The FDA administers the FDC Act. Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process (“510(k)”) or the more lengthy premarket approval (“PMA”) process before they can be sold in the United States. To obtain 510(k) marketing clearance, a company must show that a new product is “substantially equivalent” in terms of safety and effectiveness to a product already legally marketed and which does not require a PMA. Therefore, it is not always necessary to prove the actual safety and effectiveness of the new product in order to obtain 510(k) clearance for such product. To obtain a PMA, a company must submit extensive data, including clinical trial data, to prove the safety, effectiveness and clinical utility of the Company’s products. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by the Company will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of the Company’s products. FDA’s quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, the Company is required to comply with FDA requirements for labeling and promotion of the Company’s products. The Federal Trade Commission also regulates most device advertising.

      In addition, international regulatory bodies often establish varying regulations governing product testing and licensing standards, manufacturing compliance, such as compliance with ISO 9001 standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements and pricing and reimbursement levels. The Company’s inability or failure to comply with the varying regulations or the imposition of new regulations could restrict the Company’s ability to sell its products internationally and thereby adversely affect the Company’s business, results of operations and financial condition.

      Failure to comply with applicable federal, state or foreign laws or regulations could subject the Company to enforcement actions, including, but not limited to, product seizures, injunctions, recalls, possible withdrawal of product clearances, civil penalties and criminal prosecutions against the Company or its responsible officials, any one or more of which could have a material adverse effect on the Company’s business, results of operations and financial condition. Federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes, as are administrative interpretations of regulatory requirements. No assurance can be given that such changes will not have a material adverse effect on the Company’s business, results of operations and financial condition. From time to time, the Company has received a Form FDA-483 and Warning Letters from the FDA regarding the Company’s compliance with FDA regulations. On September 4, 2002, at the conclusion of the FDA’s inspection of the Company’s facility in Manchester, Georgia, the Company received a Form FDA-483 letter specifying five items. The Company has responded to such observations. The Company has worked with the FDA to resolve these observations. There can be no assurance the Company will not receive additional Form FDA-483s or Warning Letters in the future or that the Company will be able to reach an acceptable resolution of the issues raised in such letters.

The Company’s operations are subject to the regulations imposed by the Anti-Kickback Statute.

      The Company’s operations are subject to the rules and regulations imposed by the Anti-Kickback Statute. The Anti-Kickback Statute has been interpreted broadly by some courts, the Office of Inspector General within the Department of Health and Human Services, and administrative bodies. A violation of the Anti-Kickback Statute is a felony, punishable by fine, imprisonment or exclusion from the Medicare and Medicaid or other applicable federal healthcare programs. Despite the fact that there exist certain safe-harbors from governmental investigation under the Anti-Kickback Statute, practices that does not fall within a safe harbor may be subject to challenge by the Department of Health and Human Services and a violation of the Anti-Kickback Statute may occur even if only one purpose of a payment arrangement is to induce referrals or purchases reimbursable by a federal health care program. There can be no assurance that the Company will not be subject to any such litigation or additional investigation in the future, which could be time-consuming and costly to the Company, and divert management’s attention from operating the Company’s business, each or any outcome of which could have a material adverse effect upon the Company’s business and financial condition.

The Company’s business is dependent upon reimbursement from government programs, such as Medicare and Medicaid, and the Company may face limitations on such third-party reimbursement, which could harm the Company’s operating results.

      In the United States, the Company’s products are purchased primarily by hospitals and medical clinics, which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for the healthcare services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group, or DRG, established by the United States Centers for Medicare and Medicaid Services, or CMS. The fixed rate of reimbursement is based on the procedure performed and is unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. In addition, third-party payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication.

      Reimbursement of procedures implanting the Company’s vascular access ports and catheter products is currently covered under a DRG. There can be no assurance that reimbursement for such implantation will continue to be available, or that future reimbursement policies of third-party payors will not adversely affect the Company’s ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company’s products to obtain reimbursement from third-party payors, or changes in government and private third-party payors’ policies toward reimbursement for procedures employing the Company’s products, would have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is subject to intense competition which could harm its business.

      The medical device industry is highly competitive and fragmented. The Company currently competes with many companies in the development, manufacturing and marketing of vascular access ports, dialysis and apheresis catheters and related ancillary products. Some of these competitors have substantially greater capital resources, management resources, research and development staffs, sales and marketing organizations and experience in the medical devices industry than the Company. These competitors may succeed in marketing their products more effectively, pricing their products more competitively, or developing technologies and products that are more effective than those sold or produced by us or that would render some products offered by the Company noncompetitive.

The Company’s business will be harmed if demand for its products declines due to a sustained economic downturn.

      Sales of the products manufactured by the Company may be adversely impacted by a deterioration in the general economic conditions in the markets in which the Company’s products are sold. Likewise, a deterioration in general economic conditions could cause the Company’s customers and/or third-party payors to choose cheaper methods of treatment not utilizing the Company’s products. A decline in the Company’s sales attributable to these factors could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company has implemented anti-takeover provisions that could prevent a change in control that could be beneficial to the Company’s shareholders.

      Certain provisions of the Company’s articles of incorporation and bylaws may delay or prevent a takeover attempt that a shareholder might consider in its best interest. Among other things, these provisions:

•	establish certain advance notice procedures for shareholder proposals to be considered at shareholders’ meetings;

•	provide that only the Company’s board of directors or shareholders owning 70% or more of the Company’s outstanding common stock may call special meetings of the shareholders; and

•	establish supermajority voting requirements with respect to the amendment of certain provisions of the Company’s articles of incorporation and bylaws.

      In addition, the Company’s board of directors can authorize and issue shares of preferred stock, no par value, issuable in one or more series, with voting or conversion rights that could adversely affect the voting or other rights of holders of the Company’s common stock. The terms of the preferred stock that might be issued could potentially prohibit the Company’s consummation of any merger, reorganization, sale of all or substantially all of the Company’s assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of such stock. Furthermore, certain provisions of the Georgia Business Corporation Code may have the effect of delaying or preventing a change in control of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. Borrowings under the LaSalle credit facility accrue interest at an annual rate of prime plus 2%, plus an additional 2% upon the occurrence of an event of default thereunder. As of December 31, 2002, the Company had approximately $1.628 million outstanding under the LaSalle credit facility. If market rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the additional interest expense would be considered immaterial to the Company’s consolidated financial position, cash flows, and operating results.

Item 8.	Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements are appear beginning at page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On November 12, 2002, the Company notified the firm of PricewaterhouseCoopers LLP that it would be dismissed effective November 14, 2002. Effective November 15, 2002, the Company appointed Grant Thornton LLP as its independent public accountants to replace the firm of PricewaterhouseCoopers LLP. The decision to dismiss PricewaterhouseCoopers LLP and to retain Grant Thornton LLP as the Company’s independent public accountants was made by the Audit Committee of the Board of Directors of the Company, and then concurred in and approved by the Executive Committee of the Board of Directors. Further information is contained in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2002 and is incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the captions “Management of the Company — Directors Standing for Election” and “Executive Officers and Key Employees” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders. Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      Information with respect to executive compensation is incorporated herein by reference to the information under the captions “Management of the Company” “Summary Compensation Table,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Option Grants in Last Fiscal Year” and “Option Exercises and Values for Fiscal 2002” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 14.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s

Chief Executive Officer along with the Company’s principal financial officer, on the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer along with the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely and effectively alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

      There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements, Schedules and Exhibits

1.	Financial Statements

2.	Financial Statement Schedules

Report of Independent Certified Public Accountants on Schedule	F-45
Report of Independent Accountants on Consolidated Financial Statement Schedule	F-46
Schedule II — Valuation and Qualifying Accounts	F-47

      3. Exhibits

      Included as exhibits are the items listed on the Exhibit Index below.

Exhibit
Number		Description of Exhibits

3.1	—	Amended and Restated Articles of Incorporation of the Company, as amended to date.
3.2	—	Amended and Restated Bylaws of the Company, as amended to date.
4.1	—	See Articles II, III, VII and IX of the Amended and Restated Articles of Incorporation filed as Exhibit 3.1 and Articles I, VII, VIII and IX of the Amended and Restated Bylaws filed as Exhibit 3.2, filed as Exhibit 4.1 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
4.2	—	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
4.3	—	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
10.1	—	Promissory Note dated September 28, 1995 made by Roy C. Mallady, Jr. to the order of the Company in the principal amount of $77,612.43, as amended by Amendment to Promissory Note dated September 28, 1996, filed as Exhibit 10.3 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

Exhibit
Number		Description of Exhibits

10.2	—	Promissory note dated October 12, 1995 made by Roy C. Mallady, Jr. to the order of the Company in the principal amount of $35,000.00, as amended by Amendment to Promissory Note dated October 12, 1996, filed as Exhibit 10.6 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.3	—	Lease Agreement dated as of July 1, 1996 between The Development Authority of the City of Manchester and the Company, filed as Exhibit 10.9 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.4	—	Amendment to Lease Agreement dated November 2, 1999 between The Development Authority of the City of Manchester and the Company, filed as Exhibit 10.10 to the Registrant’s Form 10-K dated March 29, 2000 (SEC File No. 000-24025) and incorporated herein by reference.
10.5	—	Lease Agreement dated as of August 29, 1997 between The Development Authority of the City of Manchester and the Company, filed as Exhibit 10.10 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.6	—	1998 Stock Incentive Plan, filed as Exhibit 10.11 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.7	—	Horizon Plastic Ports: Term Sheet dated March 18, 1997, filed as Exhibit 10.22 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.8	—	Equity Agreement, dated as of February 17, 1993, by and between CarboMedics, Inc. and the Company, as amended, filed as Exhibit 10.23 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.9	—	Second Amended License Agreement dated January 1, 1995 between Dr. Sakharam D. Mahurkar and NeoStar Medical® Technologies, filed as Exhibit 10.26 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.10	—	License Agreement dated July 1995 between Dr. Sakharam D. Mahurkar and Strato®/ InfusaidTM Inc., filed as Exhibit 10.27 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.11	—	Additional License Agreement dated January 1, 1997 between Dr. Sakharam D. Mahurkar and the Company, filed as Exhibit 10.28 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.12	—	Form of Severance and Bonus Agreement between the Company and each of L. Bruce Maloy and Julie F. Lancaster, filed as Exhibit 10.3 to the Registrant’s Form 10-Q dated November 15, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
10.13	—	Agreement dated December 22, 1998 between Marshall B. Hunt and William E. Peterson, Jr. and the Company, filed as Exhibit 10.44 to the Registrant’s Form 10-K dated March 29, 2000 (SEC File No. 000-24025) and incorporated herein by reference.
10.14	—	Note Purchase Agreement among the Company, ComVest Venture Partners, L.P. and certain Additional Note Purchasers dated March 1, 2002, filed as Exhibit 10.1 to the Registrant’s 8-K/A, filed on July 3, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.15	—	Voting Agreement among the Company, ComVest Venture Partners, L.P., Marshall B. Hunt, William E. Peterson, Jr. and Hunt Family Investments L.L.L.P., dated March 1, 2002, filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.16	—	Securityholders Agreement among the Company, ComVest Venture Partners, L.P., Medtronic, Inc., and certain shareholders, dated March 16, 2002, filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.17	—	Senior Subordinated Convertible Note payable by the Company to ComVest Venture Partners, L.P., dated March 16, 2002, filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.

Exhibit
Number		Description of Exhibits

10.18	—	Senior Subordinated Convertible Note payable by the Company to Medtronic, Inc., dated March 16, 2002, filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.19	—	Form of Senior Subordinated Convertible Note payable by the Company to certain additional parties, dated March 16, 2002, filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.20	—	Junior Subordinated Promissory Note payable by ComVest Venture Partners, L.P. to Bank of America, dated March 15, 2002 and assumed by the Company on March 15, 2002, filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.21	—	Securities Pledge Agreement among the Company, Marshall B. Hunt and Hunt Family Investments, L.L.L.P., dated March 16, 2002, filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.22	—	Loan and Security Agreement between the Company and Standard Federal Bank National Association acting by and through LaSalle Business Credit, Inc., as its agent, dated March 18, 2002, filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.23	—	Warrant, dated March 18, 2002, granted by the Company to Standard Federal Bank National Association, acting by and through LaSalle Business Credit, Inc, as its agent, which grants the right to purchase 0.6% of the Registrant’s common stock outstanding at a price of $0.01 per share until March 18, 2012, filed as Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.24	—	Warrant, dated March 18, 2002, granted by the Company to Standard Federal Bank National Association, acting by and through LaSalle Business Credit, Inc, as its agent, which grants the right to purchase 0.9% of the Registrant’s common stock outstanding at a price of $0.01 per share until March 18, 2012, filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.25	—	Employment Agreement between the Company and Marshall B. Hunt, dated March 16, 2002, filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.26	—	Non-Qualified Stock Option Agreement between the Company and Marshall B. Hunt, dated March 15, 2002, for the purchase of 1,000,000 shares of the Registrant’s common stock at an option price of $0.45 per share, filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.27	—	Non-Qualified Stock Option Agreement between the Company and Marshall B. Hunt, dated March 15, 2002, for the purchase of 2,500,000 shares of the Registrant’s common stock at an option price of $0.45 per share, filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.28	—	Employment Agreement between the Company and William E. Peterson, Jr., dated March 16, 2002, filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.

Exhibit
Number		Description of Exhibits

10.29	—	Non-Qualified Stock Option Agreement between the Company and William E. Peterson, Jr., dated March 15, 2002, for the purchase of 1,000,000 shares of the Registrant’s common stock at an option price of $0.45 per share, filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.30	—	Co-Promotion Agreement between the Company and Medtronic, Inc., dated March 15, 2002, filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.31	—	Agreement between the Company, Steven Picheny and Howard Fuchs, dated March 14, 2002, filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.32	—	Employment Agreement between the Company and Robert J. Wenzel, dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the three months ended June 30, 2002).
10.33	—	Amendment No. 1 to Note Purchase Agreement, dated as of June 10, 2002, by and among the Company, ComVest Venture Partners, L.P. and the Additional Note Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the three months ended June 30, 2002).
10.34	—	Amendment No. 2 to Note Purchase Agreement, dated as of July 29, 2002, by and among the Company, ComVest Venture Partners, L.P. and the Additional Note Purchasers (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the three months ended June 30, 2002).
10.35	—	Asset Purchase Agreement, dated as of August 23, 2002, by and among Stepic Corporation, the Company, and Arrow International, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 10, 2002).
10.36	—	Letter Agreement among the Company, ComVest Venture Partners, L.P. and Medtronic, Inc., dated August 30, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 10, 2002).
10.37	—	Employment Letter between the Registrant and George L. Cavagnaro, effective September 1, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 10, 2002).
10.38	—	Amendment to Employment Agreement between the Company and William E. Peterson, Jr., dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 14, 2002).
10.39	—	Common Stock Purchase Warrant, dated as of September 26, 2002, by and between the Company and Epoch Financial Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 14, 2002).
10.40	—	Common Stock Purchase Warrant, dated as of September 26, 2002, by and between the Company and Lippert/Heilshorn & Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 14, 2002).
10.41*	—	First Amendment to Loan and Security Agreement, entered into as of December 23, 2002, by and between the Company and Standard Federal Bank National Association acting by and through LaSalle Business Credit, Inc., as its agent.
10.42*	—	Amendment to Employment Agreement, dated November 15, 2002, between the Company and Marshall B. Hunt.
10.43*	—	Amendment to Option Agreement, dated November 15, 2002, between the Company and Marshall B. Hunt.
10.44*	—	Amendment to Employment Agreement, dated November 12, 2002, between the Company and Robert J. Wenzel.
10.45*	—	Amendment to Employment Agreement, dated March 7, 2003, between the Company and William E. Peterson, Jr.
10.46*	—	Option Agreement, dated February 25, 2003 between the Company and Marshall B. Hunt.

Exhibit
Number		Description of Exhibits

10.47*	—	Option Agreement, dated February 25, 2003 between the Company and William E. Peterson, Jr.
10.48*	—	Lease Agreement, entered into as of December 15, 2000, by and between The Development Authority of the City of Manchester and the Company.
16.1	—	Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated November 12, 2002).
21.1*	—	Subsidiaries of the Company.
23.1*	—	Consent of Grant Thornton LLP
23.2*	—	Consent of PricewaterhouseCoopers LLP
99.1*	—	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	—	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on November 14, 2002, relating to the dismissal of its independent auditors and the appointment of new independent public accountants.

SIGNATURES

      Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2003.

HORIZON MEDICAL PRODUCTS, INC.
(Registrant)

By:	/s/ MARSHALL B. HUNT

Marshall B. Hunt
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

     KNOW ALL MEN BY THESE PRESENT, that this report has been signed by the following persons in the capacities indicated on the dates indicated on March 28, 2003.

Signature	Title

/s/ MARSHALL B. HUNT Marshall B. Hunt	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ WILLIAM E. PETERSON, JR. William E. Peterson, Jr.	President and Director
/s/ JULIE F. LANCASTER Julie F. Lancaster	Vice President — Finance (Principal Financial and Principal Accounting Officer)
H. Ross Arnold III	Director
Harold Blue	Director
/s/ ROBERT J. SIMMONS Robert J. Simmons	Director
/s/ ROBERT D. TUCKER Robert D. Tucker	Director
/s/ A. GORDON TUNSTALL A. Gordon Tunstall	Director

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Marshall B. Hunt, Chairman of the Board and Chief Executive Officer of Horizon Medical Products, Inc. (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant for the annual period ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5. The other certifying officers of the registrant and I have disclosed to the registrant’s auditors and to the audit committee of the board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The other certifying officers of the registrant and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARSHALL B. HUNT

Marshall B. Hunt
Chairman of the Board and
Chief Executive Officer

Date: March 28, 2003

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

      I, Julie F. Lancaster, Vice President — Finance and principal financial officer of Horizon Medical Products, Inc. (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant for the annual period ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5. The other certifying officers of the registrant and I have disclosed to the registrant’s auditors and to the audit committee of the board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The other certifying officers of the registrant and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JULIE F. LANCASTER

Julie F. Lancaster
Vice President — Finance
(Principal Financial Officer)

Date: March 28, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

Horizon Medical Products, Inc.

      We have audited the accompanying consolidated balance sheet of Horizon Medical Products, Inc. (a Georgia corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Medical Products, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on January 1, 2002.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 7, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Horizon Medical Products, Inc.:

      In our opinion, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001 present fairly, in all material respects, the financial position, results of operations and cash flows of Horizon Medical Products, Inc. and its subsidiaries (the Company) at December 31, 2001 and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      Our original opinion dated February 26, 2002, except for Notes 6, 9, 12 and 17 as to which the date was April 15, 2002, contained a paragraph referring to the Company’s senior loan agreement which required compliance with certain financial covenants, the compliance with which could not be objectively determined. This matter raised substantial doubt about the Company’s ability to continue as a going concern. As described in Note 18, the Company sold its distribution segment on September 3, 2002. The Company used $7.8 million of the proceeds to pay off the revolving portion of the indebtedness under the senior loan agreement. This event alleviates the substantial doubt regarding the Company’s ability to continue as a going concern. Accordingly, the paragraph referred to above has been removed.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
February 26, 2002, except for Notes 6, 9, 12 and 17
     as to which the date is April 15, 2002
     and Note 18, as to which the date is September 9, 2002

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,711,514	$2,748,617
Restricted cash		24,271
Accounts receivable — trade (net of allowance for doubtful accounts of $433,956 and $916,493 as of December 31, 2002 and 2001, respectively)	3,037,974	10,052,052
Inventories	5,607,965	15,836,795
Prepaid expenses and other current assets	515,077	1,570,223

Total current assets	12,872,530	30,231,958
Property and equipment, net	2,199,307	2,723,896
Goodwill, net	15,650,356	31,752,259
Intangible assets, net	6,361,844	6,477,380
Other assets	106,088	162,047

Total assets	$37,190,125	$71,347,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$807,146	$9,090,686
Accrued salaries and commissions	279,346	341,788
Accrued interest	122,645	256,106
Other accrued expenses	651,199	1,317,193
Current portion of long-term debt	1,552,782	40,585,159

Total current liabilities	3,413,118	51,590,932
Long-term debt, net of current portion	18,341,903	1,354,703
Other liabilities	104,963	119,761

Total liabilities	21,859,984	53,065,396

Commitments and contingent liabilities (Notes 11, 12, and 14)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value per share; 100,000,000 shares and 50,000,000 authorized, 33,415,876 and 13,366,278 shares issued and outstanding as of December 31, 2002 and 2001, respectively	33,416	13,366
Additional paid-in capital	74,839,389	52,086,125
Shareholders’ notes receivable	(170,831)	(615,940)
Accumulated deficit	(59,371,833)	(33,201,407)

Total shareholders’ equity	15,330,141	18,282,144

Total liabilities and shareholders’ equity	$37,190,125	$71,347,540

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001		2000

Net sales	$21,711,644		$24,700,813		$25,717,073
Cost of goods sold	9,343,068		11,409,825		17,467,058

Gross profit	12,368,576		13,290,988		8,250,015
Selling, general and administrative expenses	16,109,932		16,043,275		14,029,692
Impairment charge (Note 14)					12,086,334

Loss from operations	(3,741,356)		(2,752,287)		(17,866,011)

Other income (expense):
Interest expense, net	(2,845,894)		(2,207,431)		(2,345,139)
Other income (expense)	(14,884)		67,775		115,553

	(2,860,778)		(2,139,656)		(2,229,586)

Loss before income taxes	(6,602,134)		(4,891,943)		(20,095,597)
Income tax benefit					1,005,842

Loss from continuing operations	(6,602,134)		(4,891,943)		(19,089,755)
Discontinued operations:
Income (loss) from operations of discontinued distribution segment (including gain on disposal of $2,116,444) (Note 18)	3,174,623		(230,972)		(670,823)
Extraordinary loss on extinguishment of debt	(6,641,015)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 2 and 5)	(16,101,900)

Net loss	$(26,170,426)		$(5,122,915)		$(19,760,578)

Loss from continuing operations per share — basic and diluted	$(0.32)		$(0.37)		$(1.43)
Income (loss) from operations of discontinued distribution segment (including gain of $2,116,444) (Note 18)	$0.15		$(0.02)		$(0.05)
Extraordinary loss on extinguishment of debt	$(0.32)	$		$
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 2 and 5)	$(0.78)	$		$

Net loss per share — basic and diluted	$(1.27)		$(0.38)		$(1.48)

Weighted average common shares outstanding — basic	20,684,670		13,366,278		13,366,278

Weighted average common shares outstanding — diluted	20,684,670		13,366,278		13,366,278

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001, and 2000

			Additional	Shareholders
	Number of	Common	Paid-in	Notes	Accumulated
	Shares	Stock	Capital	Receivable	Deficit	Total

Balance, December 31, 1999	13,366,278	$13,366	$51,826,125	$(452,581)	$(8,317,914)	$43,068,996
Net increase in shareholders’ notes receivable				(976,358)		(976,358)
Net loss					(19,760,578)	(19,760,578)

Balance, December 31, 2000	13,366,278	13,366	51,826,125	(1,428,939)	(28,078,492)	22,332,060
Net decrease in shareholders’ notes receivable				812,999		812,999
Issuance of warrant (Note 6)			260,000			260,000
Net loss					(5,122,915)	(5,122,915)

Balance, December 31, 2001	13,366,278	13,366	52,086,125	(615,940)	(33,201,407)	18,282,144
Issuance of common stock (Notes 6 and 17)	19,995,398	19,996	22,218,589			22,238,585
Exercise of stock options	54,200	54	24,536			24,590
Net decrease in shareholders’ notes receivable				445,109		445,109
Issuance of warrants (Note 6)			770,139			770,139
Termination of warrant (Notes 6 and 17)			(260,000)			(260,000)
Net loss					(26,170,426)	(26,170,426)

Balance, December 31, 2002	33,415,876	$33,416	$74,839,389	$(170,831)	$(59,371,833)	$15,330,141

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(26,170,426)	$(5,122,915)	$(19,760,578)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts		554,962	1,341,951
Loss on disposal of fixed assets	3,071		83,850
Depreciation expense	731,525	883,510	902,086
Amortization expense	1,518,588	2,706,905	2,870,373
Amortization of discount		41,370	40,460
Non-cash compensation charge	1,555,468
Impairment charge	16,101,900		12,086,334
Loss on extinguishment of debt	5,443,515
Gain on disposition of distribution segment	(2,953,100)
Deferred income taxes, net change			339,360
Non-cash increase in notes receivable — shareholders		(87,001)	(76,358)
Changes in operating assets and liabilities, net
Accounts receivable — trade	411,574	3,845,754	2,985,667
Inventories	1,099,985	1,604,540	1,956,662
Prepaid expenses and other assets	151,746	391,745	71,587
Income tax receivable		1,903,802	(950,747)
Accounts payable — trade	(951,086)	193,336	3,035,415
Accrued expenses and other liabilities	(1,013,456)	(557,102)	(68,898)

Net cash (used in) provided by operating activities	(4,070,696)	6,358,906	4,857,164

Cash flows from investing activities:
Cash proceeds from sale of IFM		2,250,500
Proceeds from disposal of distribution segment	12,307,722
Capital expenditures	(343,123)	(283,109)	(385,297)
Short-term bridge loan to shareholder			(900,000)
Payment of short-term bridge loan by shareholder		474,390
Proceeds from shareholders’ notes receivable	445,109
Proceeds from sale of property and equipment	17,488
Acquisition of intangible assets	(134,568)

Net cash provided by (used in) investing activities	12,292,628	2,441,781	(1,285,297)
Cash flows from financing activities:
Change in restricted cash	24,271	349,427	(373,698)
Debt issuance costs	(1,650,087)	(179,214)
Change in cash overdraft		(609,176)	609,176
Exercise of stock options	24,590
Proceeds from issuance of long-term debt	68,626,877	63,729,884	20,745,642
Principal payments on long-term debt	(74,284,686)	(69,507,247)	(26,380,158)

Net cash used in financing activities	(7,259,035)	(6,216,326)	(5,399,038)

Net increase (decrease) in cash and cash equivalents	962,897	2,584,361	(1,827,171)
Cash and cash equivalents, beginning of year	2,748,617	164,256	1,991,427

Cash and cash equivalents, end of year	$3,711,514	$2,748,617	$164,256

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,451,670	$4,619,108	$4,357,778

Cash paid and (received) for taxes, net of cash refunds received	$28,553	$51,818	$(241,593)

See Notes 13, 14 and 18 for additional supplemental disclosures of cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2002, 2001, And 2000

1. Description of Business

      Horizon Medical Products, Inc. (including its subsidiaries, the “Company”), headquartered in Manchester, Georgia, is a specialty medical device company focused on manufacturing and marketing vascular access products. The Company’s oncology product lines include implantable ports, tunneled central venous catheters, and stem cell transplant catheters used primarily in cancer treatment protocols. The Company has a complete line of acute and chronic dialysis catheters used for kidney failure patients.

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

      The Company has reviewed the requirements of Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as amended, and believes its existing accounting policies are consistent with the guidance provided in the SAB.

      Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

      Restricted Cash. As a result of the sweep arrangement related to the Company’s lockbox, the Company’s right to withdraw, transfer or pay funds from the lockbox has been terminated. Accordingly, the lockbox balance is recorded as restricted cash.

      Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of the accounts receivable. When amounts are determined to be uncollectible, they will be charged to operations.

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

      Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred; betterments that materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the related gain or loss on such dispositions is recognized currently. Depreciation is calculated using the straight-line method or double declining balance method over the estimated useful lives of the property and equipment. The lives of the assets range from five to seven years for equipment, five to ten years for improvements, and primarily 31.5 years for buildings. Property and equipment acquired under capital lease agreements are carried at cost less accumulated

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation. These assets are depreciated in a manner consistent with the Company’s depreciation policy for purchased assets.

      Goodwill and Other Intangible Assets. Goodwill, the excess of purchase price over the fair value of net assets acquired in purchase transactions, is being amortized on a straight-line basis over periods ranging from 15 to 30 years. Amounts paid or accrued for non-compete and consulting agreements are amortized using the straight-line method over the term of the agreements. Patents are amortized on a straight-line basis over the remaining lives of the related patents at the date of acquisition, which range from 12 to 15 years. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the estimated term of the related debt issues.

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supercedes APB No. 17 and requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level; 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company recognized an estimated impairment loss of approximately $16.1 million related to its distribution reporting unit. In addition, the Company ceased amortization of its goodwill. The Company’s goodwill amortization was approximately $1.3 million and $1.7 during the years ended December 31, 2001 and 2000. See Note 5 for the Company’s expected future amortization charges after adoption of SFAS No. 142.

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

      Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as well as certain other accounting standards, establishes a single accounting model based on framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, including segments of a business accounted for as discontinued operations. The impact of adopting SFAS No. 144 did not have a material impact on the Company’s financial statements.

      Research and Development. Research and development costs are charged to expense as incurred and were approximately $381,200 and $125,200 during the years ended December 31, 2002 and 2001. The Company did not incur research and development costs during the year ended December 31, 2000.

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

      The amounts recognized are based on enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under the provisions of APB No. 25, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. An award to employees which requires or can compel the Company to settle such award in cash (such as stock appreciation rights) is accounted for as a liability. The amount of the liability for such an award is measured each period based on the settlement value with changes in such value recorded as compensation cost over the service period.

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

      Reclassifications. Certain reclassifications have been made to the previous years’ consolidated financial statements in order to make them comparable to the current year’s presentation. These reclassifications had no impact on previously reported shareholders’ equity, net income (loss) or cash flows (used in) provided by operating activities.

      Other Recently Issued Accounting Standards. In April 2002, the FASB issued SFAS No. 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections,

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

clarify meanings, or describe their applicability under changed conditions. The Company does not believe SFAS 145 will have a material effect on its financial statements.

      In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe SFAS 146 will have a material effect on its financial statements.

      On December 31, 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe FAS 148 will have a material effect on its financial statements.

3. Inventories

      A summary of inventories as of December 31 is as follows:

	2002	2001

Raw materials	$3,273,806	$3,413,158
Work in process	347,622	1,211,437
Finished goods	4,517,675	14,666,961

	8,139,103	19,291,556
Less inventory reserves	(2,531,138)	(3,454,761)

	$5,607,965	$15,836,795

4. Property and Equipment

      A summary of property and equipment as of December 31 is as follows:

	2002	2001

Building and improvements	$1,911,728	$1,905,826
Office equipment	2,017,458	2,204,558
Plant equipment	1,871,587	1,656,908
Transportation equipment	131,560	131,560

	5,932,333	5,898,852
Less accumulated depreciation	(3,733,026)	(3,174,956)

	$2,199,307	$2,723,896

      As of December 31, 2002 and 2001, the Company had capitalized computer software costs of approximately $22,000 and $34,000, respectively. Depreciation expense associated with capitalized computer software costs was approximately $50,000, $39,300 and $6,600, respectively, during the three years ended December 31, 2002, 2001 and 2000.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Intangible Assets

      The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 requires that: (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142, the Company recorded an impairment loss of $16.1 million with respect to its distribution business.

      In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net loss and earnings per share for the twelve months ended December 31, 2001 and December 31, 2000 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

	For the Twelve Months Ended December 31, 2001

	Net Loss	Basic EPS	Diluted EPS

Reported	$(5,122,915)	$(0.38)	$(0.38)
Add: amortization adjustment	1,299,248	0.10	0.10

Adjusted	$(3,823,667)	$(0.28)	$(0.28)

	For the Twelve Months Ended December 31, 2000

	Net Loss	Basic EPS	Diluted EPS

Reported	$(19,760,578)	$(1.48)	$(1.48)
Add: amortization adjustment	1,741,719	0.13	0.13

Adjusted	$(18,018,859)	$(1.35)	$(1.35)

      A summary of intangible assets as of December 31 is as follows:

	2002	2001

Indefinite lived intangible assets:
Goodwill	$15,650,356	$31,752,259

	2002			2001

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Finite lived intangible assets:
Patents	$8,218,000	$(2,873,070)	$5,344,930	$8,218,000	$(2,273,353)	$5,944,647
Non-compete and consulting agreements	2,165,592	(2,076,171)	89,421	2,100,592	(1,853,183)	247,409
Debt issuance costs	1,650,087	(780,567)	869,520	797,073	(596,387)	200,686
Other	69,568	(11,594)	57,974	368,253	(283,615)	84,638

Total	$12,103,247	$(5,741,402)	$6,361,845	$11,483,918	$(5,006,538)	$6,477,380

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As discussed in Note 2, the Company adopted SFAS No. 142 on January 1, 2002. The expected amortization charges related to the finite lived intangible assets are as follows for the years ended December 31:

2003	$1,274,642
2004	894,137
2005	647,308
2006	599,724
2007	599,724
Thereafter	2,346,310

$6,361,845

      The changes in the net carrying amount of goodwill during the twelve months ended December 31, 2002 are as follows:

	Manufacturing	Distribution
	Segment	Segment	Total

Balance as of January 1, 2002	$15,650,356	$16,101,903	$31,752,259
Impairment losses	—	(16,101,903)	(16,101,903)

Balance as of December 31, 2002	$15,650,356	$—	$15,650,356

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Long-Term Debt

      As of December 31, long-term debt consists of the following:

	2002	2001

BofA Credit Facility, including acquisition obligations supported by letters of credit		$40,127,913
LaSalle Credit Facility	$1,627,757
Convertible notes payable, bearing interest at a rate of 6% per annum for the first six months and 8% per annum thereafter, payable quarterly beginning in June 2002 until paid in full and maturing on March 16, 2004	14,862,500
BofA junior promissory note payable, bearing interest at a rate of 6% per annum, payable monthly beginning April 2002 and maturing on March 15, 2007, and principal payments of $22,500 beginning on May 1, 2003 until maturity	2,000,000
Notes payable for the second and third additional Stepic purchase payments, bearing interest at a fixed rate of 8%, interest and principal payable as described in Note 12	1,303,482	1,687,764
Miscellaneous notes payable, bearing interest at fixed rates ranging from .90% to 8.25%, requiring monthly payments of principal and interest, and maturing at various dates through June 2004	79,060	64,800
Miscellaneous capital lease obligations for office equipment, requiring monthly payments ranging from $632 to $1,362, bearing interest at rates ranging from 7.65% to 9.25%, and maturing at various dates through 2005. These obligations are collateralized by equipment with a net book value of approximately $18,071 and $67,800 as of December 31, 2002 and 2001, respectively	21,886	59,385

	19,894,685	41,939,862
Less current portion	1,552,782	40,585,159

	$18,341,903	$1,354,703

      On March 1, 2002, the Company entered into certain agreements with ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth Associates L.P. (“Commonwealth”) to recapitalize the Company (the “Recapitalization”). The Company completed the Recapitalization on March 16, 2002 and the Forbearance Agreement between the Company and Bank of America, N.A. (“Bank of America”) dated March 30, 2001, as subsequently amended (the “Forbearance Agreement”), was terminated as of March 15, 2002. The Forbearance Agreement is described below.

      The following is a summary of the key provisions of the Recapitalization:

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 1, 2002, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with ComVest, Medtronic, Inc. (“Medtronic”), and 26 individual and entity Additional Note Purchasers (collectively, the “Additional Note Purchasers”). Under the Note Purchase Agreement, the Company agreed to issue $15 million of Senior Subordinated Convertible Notes (the “Convertible Notes”). Interest on these Convertible Notes is payable quarterly beginning in June 2002 and accrues at a rate of 6% per year for the first six months and 8% per year thereafter until the notes are paid in full and mature on March 16, 2004. The Company issued the Convertible Notes as follows: $4.4 million to ComVest, $4 million to Medtronic and $6.6 million to the Additional Note Purchasers.

      The Events of Default include, but are not limited to, failure to pay an obligation when due, failure to comply with obligations under the Securityholders Agreement (the “Securityholders Agreement”) or the Co-Promotion Agreement with Medtronic (as described below), breach of any covenant which remains uncured for 15 days, bankruptcy, a change of control and failure to obtain shareholder approval of certain proposals related to the Recapitalization at the Company’s 2002 annual meeting of shareholders (the “Annual Meeting”) within 195 of the closing date of March 16, 2002. On September 17, 2002, at the Annual Meeting, the Company’s shareholders approved all such proposals relating to the Recapitalization. Generally, upon an Event of Default, the holders of a majority of the aggregate principal amount of Convertible Notes outstanding may declare the unpaid principal and interest on the Notes immediately due and payable. Additionally, Medtronic may, upon a breach of covenants concerning the Co-Promotion Agreement or the Convertible Notes held by Medtronic, declare the unpaid principal and interest on such Notes immediately due and payable.

      Also, if the Company defaults under the Note Purchase Agreement, it will be in default under the Loan Agreement with LaSalle (as described below) pursuant to the cross-default provisions contained therein. At December 31, 2002, the aggregate amount of indebtedness which would be subject to acceleration under the Note Purchase Agreement, the Company’s credit facility with LaSalle (as described below) and the Junior Note (as described below), causing the same to become immediately due and payable, was approximately $18.5 million. The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment upon repayment of all or a portion of the amounts due, as described below. If this $270,000 is converted, the Company will still be obligated to repay, in the aggregate, $14,730,000 to the holders of the Convertible Notes. As of March 16, 2003, 19,800,000 shares of the Company’s common stock had been issued to holders of the Convertible Notes upon conversion thereof.

      This 27,000,000 shares also includes up to 3,300,000 shares which were issued to ComVest upon conversion of the Bridge Note (as described below). Under the conversion terms, if the principal amount of the Additional Notes, together with all interest due, were paid in full on or before 30 days following March 16, 2002, the Closing Date for the transaction, then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. The Additional Notes were not repaid by

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 15, 2002 and have not been repaid as of the date of this report. The terms of the applicable conversion periods and conversion amounts for the Convertible Notes are as follows:

Maximum Conversion
Amount During
Applicable Period (all shares
Note	Applicable Period	exercisable at $0.01 per share)

ComVest Convertible Note ($4.4 million principal amount)	April 16, 2002 through March 16, 2004	1.25% of the Outstanding Balance (defined as principal plus accrued and unpaid interest under the ComVest Convertible Note), plus
0.6% of the amount of principal repaid under the Additional Notes on or prior to April 16, 2002*
	March 16, 2003 through March 16, 2004	An additional 0.25% of the Outstanding Balance
Medtronic Convertible Note ($4 million principal amount)	April 16, 2002 through March 16, 2004	1.5% of $4 million
	March 16, 2003 through March 16, 2004	An additional 0.3% of $4 million if the ComVest Convertible Note and the Additional Notes held by the Additional Note Purchasers have not been repaid.
Convertible Notes issued to Additional Note Purchasers ($6.6 million principal amount)	April 16, 2002 through April 16, 2004	1.25% of the Additional Notes Outstanding Balance (defined as up to $6.6 million in principal plus accrued but unpaid interest under the Additional Notes) plus
0.6% of the amount of principal repaid under the ComVest Convertible Note on or prior to April 16, 2002*
	March 16, 2003 through March 16, 2004	An additional 0.25% of the Additional Notes Outstanding Balance

*	As of the date of the filing of this report, the Company had not repaid any principal under the Convertible Notes.

      In connection with the Recapitalization, the Company issued a Convertible Bridge Note (the “Bridge Note”) to ComVest. ComVest has converted this note into 3,300,000 shares of the Company’s common stock at a conversion price of $0.01 per share. As a result of such conversion, the Bridge Note has been extinguished.

      The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. On March 15, 2002, the Company and ComVest, as the holder of an outstanding Bank of America Note (the “Bank of America Note”), agreed to reduce the outstanding principal amount of the Bank of America Note from $40.3 million to $22 million. As a result, the Company recorded an extraordinary loss on extinguishment of debt of approximately $6.6 million during the first quarter of 2002. In exchange for funding a portion of the $22 million cash purchase price paid to Bank of America, ComVest assigned $4 million in principal amount of the Bank of America Note to Medtronic and $6.6 million in principal amount of the Bank of America Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the Bank of America Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15 million in exchange for the surrender of $15 million in principal amount of the Bank of America Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the Bank of America Note was repaid with the proceeds of a Bridge Loan from ComVest (the “Bridge Loan”).

      On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company recorded a net extraordinary loss on the early extinguishment of debt of approximately $6.6 million during the first quarter of 2002. This extraordinary loss was calculated by subtracting the fair value of the new debt of $42.6 million, which included the amount outstanding under the LaSalle Credit Facility ($7.3 million), the Convertible Notes ($33.3 million), and the BofA Junior Note ($2.0 million), from the amount outstanding under the Bank of America debt of $40.3 million. Also included in the extraordinary loss were various costs paid to ComVest, Commonwealth Associates, L.P. and LaSalle, as the lenders, to effect the Recapitalization of $4.3 million. Included as components of the additional $4.3 million of transaction expenses were the following: $570,000 in closing costs and due diligence fees paid to LaSalle; a warrant to purchase the Company’s common stock issued to LaSalle valued at approximately $695,000; approximately 2.7 million shares issued to ComVest valued at approximately $2.3 million; deferred loan costs from the original BofA debt of approximately $128,000, and $1.15 million paid to Commonwealth in closing costs and due diligence fees. Also included in the additional expenses, but offsetting these amounts are approximately $130,000 in fees and accrued interest forgiven by Bank of America and the fair value of the BofA warrant of $345,000 which was acquired and cancelled by ComVest.

      The Company also incurred numerous other costs that were either expensed as incurred or capitalized as debt issuance costs. Included in selling, general, and administrative expenses for fiscal 2002 are approximately $3 million of expenses related to the Recapitalization. The primary components of those expenses are $2.4 million in stock compensation and bonuses to two of the Company’s executive officers, $168,000 in consulting fees, and $428,000 in legal and other fees. The Company capitalized approximately $1.5 million as debt issuance costs, consisting primarily of $906,000 in legal fees, $322,000 of consulting fees, and $222,000 of other miscellaneous fees paid for services rendered in connection with the Recapitalization.

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

      The fair value of the Convertible Notes, which was used in the determination of the extraordinary loss on early extinguishment of debt was $33.3 million. As this value represents a substantial premium to the face value of the debt, the Company recorded the debt at its face value of $15 million, and recorded the premium of $18.3 million as an increase to additional paid-in-capital. The Company determined the fair value of the Convertible Notes by considering their two components, the non-convertible debt of $14,730,000 and the convertible debt of $270,000. The non-convertible debt component’s carrying value of $14,730,000 represents its fair value because, when considered with the convertible component, its terms yield a market rate of return. The convertible component’s fair value was determined by multiplying the fair value of the Company’s stock by the number of shares into which this component is convertible. Thus, 27,000,000 shares multiplied by $0.68940 per share equals $18,613,685. The sum of the non-convertible component’s fair value of $14,730,000 and the convertible component’s fair value of $18,613,685 equals the total debt instrument’s fair value of $33,343,685.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company determined the fair value of its stock in a multiple-step process. First, the Company computed its assumed fair value of $13,762,977 at the date of the transaction by multiplying outstanding shares of 16,311,676 by the then current market price per share of $0.84375, which resulted in a fair value of the Company prior to any conversion of the convertible portion of the Convertible Notes. The Company then added to this computed fair value $16,095,909, which represents the difference between the old Bank of America debt of $40,320,909 and the face value of the new debt of $24,225,000. This $16,095,909 difference was credited to additional paid-in-capital. Thus, the new fair value of the Company, prior to any conversion, is $29,858,886. The Company then assumed full conversion of the convertible portion of the notes, which resulted in an additional 27,000,000 shares becoming outstanding. After conversion, the Company would have 43,311,676 shares outstanding, which when divided into the new fair value of $29,858,886, yields a new per share market value of $0.68940.

      On March 18, 2002, the Company entered into the LaSalle Credit Facility pursuant to a loan and security agreement (the “Loan Agreement”) with Standard Federal Bank National Association (“SFB”), acting by and through LaSalle, as SFB’s agent (collectively the “Lender”). Under the Loan Agreement, the Lender provided a $20 million Revolving Loan and a $2 million Term Loan (the “Term Loan”). Effective December 23, 2002, the revolving loan limit was reduced to $10 million. The Company used the proceeds to repay the Bridge Loan, expenses related to the Recapitalization and for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below).

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective December 23, 2002, the Company and the Lender amended the Loan Agreement (the “December Amendment”) to, among other things, amend certain financial maintenance covenants. These covenants, include, but are not limited to, the following:

•	maintaining Tangible Net Worth of $7,500,000 for the quarters ending December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, and $8,000,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as the Company’s shareholders’ equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of Statement of Financial Accounting Standards (“SFAS”) No. 142 as determined solely by the Lender on a consistent basis plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender);

•	maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of 0.15 to 1.0 for the fiscal quarter ending December 31, 2002, 0.3 to 1.0 for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003, 0.50 to 1.0 for the fiscal quarter ending December 31, 2003, 0.75 to 1.0 for the fiscal quarter ending March 31, 2004 and 1.0 to 1.0 for the fiscal quarter ending June 30, 2004 and for each fiscal quarter thereafter;

•	maintain EBITDA, based on the immediately preceding four fiscal quarters, of $750,000 on December 31, 2002, $1,350,000 on March 31, 2003, $1,475,000 on June 30, 2003 and September 30, 2003, $2,500,000 on December 31, 2003, $3,675,000 on March 31, 2004 and $4,900,000 on June 30, 2004 and each fiscal quarter thereafter; and

•	limit capital expenditures to no more than $1,500,000 during any fiscal year.

      The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of December 31, 2002, the Company had $2.1 million available for borrowing under the revolving portion of the Loan Agreement. As of December 31, 2002, the Company had $1.5 million in borrowings outstanding under the Term Loan and approximately $128,000 in borrowings outstanding under the revolving loan. As of December 31, 2002, the Company believes it was in compliance with all such covenants set forth in the Loan Agreement.

      On September 3, 2002, the Company sold Stepic to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction. The Company used $7.8 million of the proceeds to pay off the amount then outstanding under its Revolving Loan from LaSalle. The Company was paid $1,051,317 plus interest of $904 out of escrow. In addition, under the terms of the note receivable, the Company was paid $500,000 plus interest of $9,863 as payment in full.

      The Company’s management and Executive Committee has delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of proceeds from the sale of Stepic. This operating plan and budget, together with the use of proceeds, was approved by ComVest and Medtronic and was subsequently ratified by the Company’s board of directors as required under the Note Purchase Agreement. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement. (See Note 18 for further discussion on the sale of Stepic).

      The Loan Agreement also specifies certain Events of Default, including, but not limited to, failure to pay obligations when due, failure to direct its account debtors to make payments to an established lockbox, failure to make timely financial reports to the Lender, the breach by the Company or any guarantor of any obligations

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As a result of the Recapitalization, the BofA Credit Facility, the Forbearance Agreement with Bank of America, and all subsequent amendments were terminated. However, because those agreements were significant to the capitalization of the Company prior to the Recapitalization, the terms of those agreements are briefly summarized as follows:

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

      On October 15, 2001, the Company entered into the Second Amendment to the Forbearance Agreement (the “Second Amendment”). The Second Amendment amended the Forbearance Agreement as follows: (i) changed the termination date of the Forbearance Agreement from March 31, 2002 to January 15, 2002 (the period from March 30, 2001 through January 15, 2002 being defined as the “Forbearance Period”); (ii) required the Company to maintain a general operating account with Bank of America and restricted the use of funds in an calendar month to payments equal to or less than a monthly budget submitted to Bank of America; (iii) required the Company to pay any accrued or unpaid interest (but not principal) on the B of A Note on the first day of each month and allow interest to continue to accrue at the Bank of America Prime

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rate plus two and one-half percent (2.5%) per annum; and (iv) required the Company to furnish Bank of America with certain financial reports.

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

      The Forbearance Agreement provided for the payment of Excess Cash Flow, as defined in the BofA Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2001. In addition, the Forbearance Agreement required an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company’s sale of the Ideas for Medicine business (“IFM”) (see Note 14).

      The Forbearance Agreement further required payments of $300,000 each on a short-term bridge loan (the BofA Bridge Loan”) on May 31, 2001, August 31, 2001, and November 30, 2001. The proceeds of the BofA Bridge Loan were used to fund a short-term bridge loan to the Company’s CEO, Marshall B. Hunt (the “Shareholder Bridge Loan”). All of the installments under the BofA Bridge Loan and the Shareholder Bridge Loan were paid.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Forbearance Agreement also required the Company to hire on or before June 30, 2001 a new chief operating officer, restricted the repayment of principal debt to junior lien holders, and to either (i) sell the assets of IFM or (ii) obtain an agreement from the seller of the IFM product line to defer all payments under the related promissory note (see below) through the Termination Date (see Note 14). The Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and the Company did not hire a replacement. The Company sold the assets of the IFM product line as of March 30, 2001 (see Note 14).

      On December 15, 2001, the Company entered into a Third Amendment to the Forbearance Agreement under which Bank of America consented to the increase in payments of $8,000 per month to certain former shareholders of Stepic Corporation (“Stepic”).

      In January 2002, the Company entered into a Fourth Amendment to the Forbearance Agreement with Bank of America, pursuant to which Bank of America agreed to extend the Forbearance Period until March 15, 2002 (the “Expiration Date”) in order for the Company to consider its strategic alternatives. On March 15, 2002, the BofA Credit Facility was assigned from Bank of America to ComVest. On March 16, 2002, the Company issued the Convertible Notes in an aggregate amount of $15 million to ComVest, Medtronic and the Additional Note Purchasers. On March 18, 2002, the Company entered into the LaSalle credit facility.

      As of December 31, 2001, $3,465,874 was outstanding under the Working Capital Loans, and $36,518,039, was outstanding under the Acquisition Loans, each as defined in the BofA Credit Facility. No funds were available for borrowing under the BofA Credit Facility as of December 31, 2001, except as may be available under the sweep arrangement described below. In addition, the Company had an outstanding standby letter of credit of $144,000 as of December 31, 2001. The letter of credit, which had terms through January 2002, collateralized the Company’s obligations to a third party in connection with an acquisition (see Note 12).

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the CEO and an affiliate, and by the collateral previously pledged by the Company to Bank of America under the BofA Credit Facility.

      Future maturities of long-term debt outstanding as of December 31, 2002 are as follows:

2003	$1,552,782
2004	16,106,079
2005	865,631
2006	382,693
2007	270,000
Thereafter	717,500

$19,894,685

7. Income Taxes

      The components of the income tax provision (benefit) consist of the following for the years ended December 31:

	2002	2001	2000

Current:
Federal	$0	$0	$(1,176,319)

State			(1,176,319)
Deferred tax provision (benefit)	(3,239,840)	$(2,001,393)	(7,170,543)

	(3,239,840)	(2,001,393)	(8,346,863)
Change in valuation allowance	3,239,840	2,001,393	7,341,021

	$0	$0	$(1,005,842)

      Deferred tax assets and liabilities as of December 31, 2002 and 2001 are comprised of the following:

	2002	2001

Gross deferred tax assets:
Allowance for doubtful accounts and returns	$184,431	$385,294
Inventory and inventory reserve	1,135,572	1,681,929
Basis differences of intangible assets	3,584,867	1,395,519
Basis differences of property and equipment	178,883	132,100
State net operating losses	1,963,644	1,949,036
Federal net operating loss	6,385,894	6,341,362

Gross deferred tax assets	13,433,291	11,885,240
Gross deferred tax liabilities:
Basis differences of intangible assets	(596,981)	(2,288,770)

Gross deferred tax liabilities	(596,981)	(2,288,770)

Valuation allowance for net deferred tax assets	(12,836,310)	(9,596,470)

Net deferred tax assets	$0	$0

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has net operating losses (“NOL”) for federal and state income tax reporting purposes of approximately $18,780,000. These NOLs have expiration dates through fiscal year 2022. As a result of the conversion of debt to common shares during the year, the Company may have had a change in control under Section 382 of the Internal Revenue Code of 1986, as amended, for income tax purposes. As a result there may be a substantial limitation on the future utilization of loss carryforwards. Management is in the process of determining whether the conversion triggered a change in control, and additionally, is calculating the tax implications of the potential change of control.

      A valuation allowance has been recorded against all deferred tax assets as of December 31, 2002 and 2001 as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.

      The provision (benefit) for income taxes differs from the amount which would be computed by applying the federal statutory rate of 34% to income (loss) before income taxes as indicated below:

	2002	2001	2000

Income tax provision (benefit) at statutory federal income tax rate	$(8,897,945)	$(1,741,791)	$(6,900,061)
Increase (decrease) resulting from:
Other	233,150	41,138	36,483
State income taxes	(2,224,486)	(436,788)	(1,619,335)
Non-deductible amortization of goodwill	0	136,048	136,050
Permanent differences relating to recapitalization	7,649,441	0	0
Change in valuation allowance	3,239,840	2,001,393	7,341,021

Income tax provision (benefit)	$0	$0	$(1,005,842)

8. Preferred Stock

      The Company has 5,000,000 shares of preferred stock authorized for issuance. The preferences, powers, and rights of the preferred stock are to be determined by the Company’s Board of Directors. None of these shares is issued and outstanding.

9. Stock-Based Compensation

      During 1998, the Company’s Board of Directors approved the Stock Incentive Plan for key employees and outside directors (the “Incentive Plan”) which provides for the grant of incentive stock options, restricted stock, stock appreciation rights, or a combination thereof. The Compensation Committee was responsible for reviewing and approving the compensation arrangements for the Company’s executive officers and for administering the Company’s 1998 Stock Incentive Plan until the Recapitalization was consummated on March 16, 2002, at which point, after authorization of the Board of Directors of the Company, the Executive Committee assumed responsibility for such administration. Only non-incentive stock options may be granted to outside directors under the Incentive Plan. Under the Incentive Plan, as amended, 1,400,000 shares of the Company’s common stock have been reserved for issuance. In March 2002, the Board of Directors of the Company approved an increase in the number of shares authorized and reserved for issuance under the Incentive Plan to 6,000,000, which increase was approved by the shareholders at the Company’s 2002 Annual Meeting of Shareholders held on September 17, 2002. Options under the Incentive Plan provide for the purchase of the Company’s common stock at not less than the fair market value on the date the option is granted.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transactions under the Incentive Plan are summarized as follows:

			Weighted
			Average
	Number of	Range of	Exercise
	Options	Exercise Prices	Price

Options outstanding, December 31, 1999	361,275	$1.875 - $15.500	$9.14
Granted	456,000	$0.440 - $ 2.125	$0.637
Forfeited	(115,950)	$1.875 - $14.625	$9.473

Options outstanding, December 31, 2000	701,325	$0.440 - $15.500	$3.557
Granted	471,595	$0.450 - $ 1.090	$0.866
Forfeited	(398,650)	$0.440 - $14.625	$2.409

Options outstanding, December 31, 2001	774,270	$0.440 - $15.500	$2.507
Granted	3,563,867	$0.700 - $ 1.180	$0.834
Exercised	(54,200)	$0.440 - $ 0.500	$0.455
Forfeited	(251,737)	$0.440 - $15.500	$1.670

Options outstanding, December 31, 2002	4,032,200	$0.440 - $14.625	$1.108

      The weighted average fair value of options granted during the three years ended December 31, 2002, 2001 and 2000 was $0.76, $0.54 and $3.63, respectively.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding as of December 31, 2002.

OPTIONS OUTSTANDING

	Number	Weighted Average	Number
Exercise Price	Outstanding	Remaining Contractual Life	Exercisable

$ 0.440	240,000	7.95	240,000
$ 0.450	38,800	8.90	38,800
$ 0.700	46,500	9.04	46,500
$ 0.710	332,700	9.05	332,700
$ 0.740	981,450	9.87
$ 0.800	2,000	8.09	2,000
$ 0.800	70,000	9.20	70,000
$ 0.800	12,000	9.85	12,000
$ 0.814	368,550	9.87
$ 0.850	65,000	9.21	36,800
$ 0.900	20,000	8.78	20,000
$ 0.900	1,000,000	9.31	112,500
$ 0.910	50,000	9.67
$ 0.950	250,000	9.35	100,000
$ 0.975	4,000	9.70
$ 0.985	157,700	9.74	20,000
$ 1.000	40,000	9.68
$ 1.050	120,000	8.42	120,000
$ 1.090	30,000	9.36
$ 1.100	60,000	9.47	60,000
$ 1.180	8,000	9.34	5,000
$ 1.938	25,000	7.30	25,000
$ 3.375	12,000	6.92	12,000
$ 4.063	11,500	6.67	11,500
$ 6.250	2,900	6.14	2,900
$ 7.000	10,000	6.04	10,000
$13.750	5,300	5.58	5,300
$14.500	67,600	5.67	67,600
$14.625	1,200	5.67	1,200

	4,032,200		1,351,800

      The Company applies APB No. 25 and related interpretations in accounting for the Incentive Plan. Accordingly, no compensation expense has been recognized by the Company for fixed stock option awards under the Incentive Plan. Had compensation expense for options granted under the Company’s Incentive Plan and outside of the Company’s Incentive Plan been determined based on the fair value at the grant dates

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been reduced (increased) to the pro forma amounts indicated below:

	2002	2001	2000

Net loss:
As reported	$(26,170,426)	$(5,122,915)	$(19,760,578)
Pro forma	$(27,082,192)	$(5,509,142)	$(20,148,569)
Net loss per share — basic and diluted:
As reported	$(1.27)	$(.38)	$(1.48)
Pro forma	$(1.31)	$(.41)	$(1.51)

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

      The Company elected to use the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following weighted average assumptions were used to derive the fair values:

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected life (years)	5	5	7
Expected volatility	150.28%	112.20%	107.60%
Risk free interest rate	2.14% - 5.17%	2.32% - 4.51	% 5.28% - 6.30%

      On March 16, 2002, all of the Company’s then outstanding options became immediately vested under the terms of the Incentive Plan as a result of the Recapitalization. In addition, the Company granted additional options, but not under the Incentive Plan, in connection with the Recapitalization (as described in Note 6 and below).

      In connection with the Recapitalization, in 2002, the Company’s CEO and President were granted options to purchase 3,500,000 shares and 1,000,000 shares, respectively, of the Company’s common stock at the exercise price of $0.45 per share. The President’s options and 2,500,000 shares of the CEO’s options are vested and exercisable immediately and have terms of ten years. The CEO’s options for 1,000,000 shares are contingent and vest upon the occurrence of certain events. At the date of grant of these options, the share market value was $0.84, which resulted in a compensation expense of approximately $1.4 million and is recorded in the Company’s Consolidated Statement of Operations for the year ended December 31, 2002. These options were considered in the Company’s compensation expense in the 2002 pro forma calculation above.

10.     Earnings (Loss) Per Share

      A summary of the calculation of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2002, 2001, and 2000 is as follows:

	For the Year Ended December 31, 2002

	Net Loss	Shares	Per Shares
	(Numerator)	(Denominator)	Amount

EPS — basic and diluted	$(26,170,426)	20,684,670	$(1.27)

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2001

	Net Loss	Shares	Per Shares
	(Numerator)	(Denominator)	Amount

EPS — basic and diluted	$(5,122,915)	13,366,278	$(.38)

	For the Year Ended December 31, 2000

	Net Loss	Shares	Per Shares
	(Numerator)	(Denominator)	Amount

EPS — basic and diluted	$(19,760,578)	13,366,278	$(1.48)

      Options to purchase 7,532,200 shares of common stock and warrants to purchase 823,619 shares of common stock were outstanding as of December 31, 2002 but were not included in the computation of the 2002 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $.44 to $14.63 and expire between 2008 and 2012. Warrants to purchase 748,619 shares of common stock have an exercise price of $.01 per share and expire in 2012. Warrants to purchase 25,000 shares of common stock have an exercise price of $1.22 and expire in 2011. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.93 and expire in 2005.

      As discussed in Note 6, the Company issued notes, a portion of which is convertible into a maximum of 27,000,000 shares of common stock. As of December 31, 2002, there were 8,250,000 shares outstanding as a result of conversion by the Additional Note purchasers and 8,800,000 shares outstanding as a result of conversion by ComVest. The remaining convertible shares are excluded from the computation of the December 31, 2002 diluted EPS because the effect would be anti-dilutive.

      Options to purchase 774,270 shares of common stock and warrants to purchase 435,157 shares of common stock were outstanding as of December 31, 2001 but were not included in the computation of the 2001 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $0.44 to $15.50 and expire between 2008 and 2011. The warrants had an exercise price of $.05 per share and expiration date of June 19, 2004 (see Notes 6 and 17).

      Options to purchase 701,325 shares of common stock and warrants to purchase 500,000 shares of common stock were outstanding as of December 31, 2000 but were not included in the computation of the 2000 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $0.44 to $15.50 and expire between 2008 and 2010. The warrants have an exercise price of $14.50 and expire as discussed in Note 11.

11. Related-Party Transactions

      In connection with the Recapitalization, the Company entered into an expense guaranty with the Company’s CEO under which he received 150,000 shares of the Company’s common stock in exchange for agreeing to reimburse ComVest for up to a maximum of $400,000 of its transaction expenses in the event that the Recapitalization was not consummated. The value of these shares of common stock was $130,500 on the date of issuance. Also, pursuant to an advance note, the CEO received 75,000 shares of the Company’s common stock in exchange for advancing to the Company $17,500 in transaction expenses associated with the Recapitalization. The value of these shares of common stock was $62,250 on the date of issuance.

      The Company had unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable in the principal amount of $112,613 and $337,837, plus accrued interest receivable of $58,218 and $168,800 as of December 31, 2002 and 2001, respectively. The notes require annual payments of interest at 8% beginning on September 28, 1997 and were amended in September 2001 to extend the maturity date from 2000 to December 31, 2002. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets. In March of 2002,

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $342,000 was paid to the Company by the CEO and the President in full settlement of their outstanding balances, which included accrued interest. The loans payable by the former Vice Chairman of the Board remain outstanding.

      As discussed in Note 6, on June 6, 2000, the Company obtained the BofA Bridge Loan in the principal amount of $900,000, which was used to fund the Shareholder Bridge Loan to the Company’s CEO. The CEO’s obligations under the Shareholder Bridge Loan were collateralized by the pledge of 2,813,943 shares of the Company’s common stock owned beneficially by the CEO. The Company’s obligations under the BofA Bridge Loan were collateralized by the pledge of the CEO’s shares to BofA and by the collateral previously pledged by the Company to BofA under the Company’s then-existing credit facility with BofA. The Shareholder Bridge Loan required interest at either the Index Rate or adjusted LIBOR, as defined in the Shareholder Bridge Loan, plus 4.5% as elected by the CEO. As of December 31, 2000, the interest rate was based on the Index Rate with a resulting rate of approximately 11.32%. The Shareholder Bridge Loan and related accrued interest were recorded as contra-equity in the consolidated balance sheets and were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due under the BofA Bridge Loan, thereby causing the Company to default under the BofA Bridge Loan and the BofA Credit Facility (see Note 6). During 2001, the CEO paid the Shareholder Bridge Loan obligation of $900,000 as described in Note 6. The accrued interest of $109,303 under the Shareholder Bridge Loan was paid to the Company by the CEO in June 2002.

      The CEO and the President of the Company each owned a 50% interest in the capital stock of HP Aviation, Inc., an entity that provided the use of an airplane to the Company. During the years ended December 31, 2001 and 2000, the Company paid HP Aviation, Inc. approximately $58,500 and $104,350, respectively, for use of the airplane. There were no payments made during 2002. The agreement was terminated in 2001. In addition, the CEO and the President of the Company each owns a 50% interest in real estate property that is used by the Company for various management and sales related functions. During the three years ended December 31, 2002, 2001 and 2000, the Company incurred expenses of $7,000, $10,550 and $15,500, respectively, payable to these officers for the Company’s use of the real estate property.

      The Company had an arrangement with the CEO regarding the Company’s use of a boat that was previously owned by the CEO (the “Marine Reimbursement Arrangement”). Under the Marine Reimbursement Arrangement, the Company and its employees, agents and guests used the boat for purposes of management meetings, sales meetings, and entertainment of guests. During the years ended 2001 and 2000, the Company reimbursed the CEO approximately $8,600 and $13,800, respectively, for the use of the boat. The Marine Reimbursement Arrangement was terminated in 2001.

      The development of the Company’s Manchester, Georgia facility was financed with approximately $705,000 in proceeds of an industrial development revenue bond issued by the Manchester Development Authority for the benefit of the Company. In connection with, and as a condition to such bond financing, the Company entered into an operating lease with the Manchester Development Authority. All payments due on the bonds have been and continue to be guaranteed, jointly and severally, by the former majority shareholders of the Company and Cardiac Medical, Inc., an entity related due to common ownership by certain officers and shareholders.

      The Company has entered into a Consulting and Services Agreement with Healthcare Alliance (the “Alliance Agreement”), an affiliate of one of the Company’s directors. The Alliance Agreement provided for (i) the payment to Healthcare Alliance of an annual consulting fee of $36,000; (ii) the payment to Healthcare Alliance of an annual performance incentive fee equal to 5% of any annual sales increase achieved by the Company resulting from Healthcare Alliance’s efforts; and (iii) the grant of options to purchase up to 1% of the Company’s outstanding common stock. The options vested and became exercisable by Healthcare Alliance only if it procured group purchasing agreements with certain Group Purchasing Organizations (“GPOs”), and the Company achieved certain levels of incremental sales revenue under its agreement with

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the particular GPO (at an exercise price equal to the closing stock price of the Company’s common stock on the effective date of the purchasing agreement). The Company incurred expense of $36,000 related to the annual consulting fee under the Alliance Agreement during the years ended December 31, 2001 and 2000. The Company also reimbursed Healthcare Alliance for expenses incurred of approximately $1,100 and $9,900 during the years ended December 31, 2001 and 2000, respectively. The Alliance Agreement expired on December 31, 2001. In addition, there were no incentive fee amounts earned during the years ended December 31, 2001 and 2000 and there were no grants of Company stock options during years ended December 31, 2001 and 2000 related to provision (iii) above of the Alliance Agreement.

      In addition, the Company granted an option to Healthcare Alliance for the purchase of 45,000 shares of common stock of the Company. Such options vested and became exercisable by Healthcare Alliance only if the Company achieved certain amounts of incremental sales revenue under the Company’s group purchasing agreement with Premier, (the “Premier Agreement” — see below). The exercise price for these shares was the closing stock price of the Company’s common stock on the day that the options vest. The options were exercisable for a period of five years upon vesting. None of the 45,000 options had vested as of December 31, 2001 and the Alliance Agreement expired on December 31, 2001.

      In connection with the Premier Purchasing Partners, L.P. (“Premier”) Agreement, the Company entered into a related warrant agreement with Premier (the “Warrant Agreement”) pursuant to which the Company granted Premier a warrant to acquire up to 500,000 shares of the Company’s common stock for $14.50 per share. The Warrant Agreement provided for vesting annually in increments of 100,000 only upon the achievement of certain specified minimum annual sales (the “Minimum Annual Sales Targets”) and/or minimum cumulative sales (the “Cumulative Sales Targets”) of the Company’s products to participating Premier hospitals with automatic acceleration in any given year in the event that both the Minimum Annual Sales Targets and Cumulative Sales Targets with respect to such year were achieved. During the life of the Warrant Agreement, there was no vesting under the warrant. In September 2001, Premier terminated its agreement with the Company. As a result, the Warrant Agreement was terminated effective with the termination of the Premier Agreement. During the years ended December 31, 2001 and 2000, the Company paid administrative fees to Premier of approximately $98,000 and $89,000, respectively. One of the Company’s board members served as president of Premier until December 1999.

      An affiliate of one of the Directors of the Company provided consulting services to the Company with respect to financial and certain related matters, including the Recapitalization. During the three years ended December 31, 2002, 2001 and 2000, the Company incurred fees of approximately $320,000, $484,000 and $108,000, respectively, in consideration for such services. As of December 31, 2001, amounts payable to this affiliate totaled approximately $272,000 related to these consulting services.

12. Commitments and Contingent Liabilities

      The Company leases certain of its facilities and certain equipment under operating lease agreements expiring in various years through 2010. Rent expense under various operating leases was approximately $320,000, $399,000 and $219,000 during the three years ended December 31, 2002, 2001 and 2000, respectively. These amounts include approximately $83,000, $106,000 and $29,000, respectively, related to the Company’s distribution segment which has been reclassed to discontinued operations in the Company’s Statement of Operations for the years ended December 31, 2002, 2001 and 2000. Approximate minimum

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future rental payments under noncancelable operating leases having remaining terms in excess of one year are as follows:

2003	$229,500
2004	222,600
2005	217,300
2006	202,900
2007	201,700
Thereafter	432,800

$1,506,800

      The Company also is a party from time to time to legal actions arising in the ordinary course of business which it deems immaterial. Although the Company believes that it has defenses to the claims of liability or for damages in the actions against it, there can be no assurance that additional lawsuits will not be filed against the Company or the Company’s subsidiaries. Further, there can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the Company’s business, that the defense of the lawsuits will not consume the time and attention of the Company’s senior management and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the Company’s operating results and financial condition. The Company intends to vigorously defend or pursue each of the lawsuits. The Company is also subject to numerous federal, state and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the consolidated financial statements.

      On October 9, 2000, the Company acquired certain additional assets from IFM, including inventory of approximately $3 million, and leasehold improvements and other fixed assets of approximately $3 million. The Company also assumed IFM’s lease for its manufacturing facility located in St. Petersburg, Florida. In connection with the acquisition, a manufacturing agreement between the Company and IFM was terminated and the Company’s breaches thereunder were resolved. In consideration for the October 2000 acquisition, the Company agreed to pay IFM approximately $6 million.

      On March 30, 2001, the Company and Vascutech Acquisition, LLC (“Vascutech”) entered into an asset purchase agreement (the “IFM Agreement”) whereby the Company sold to Vascutech the IFM business and related assets. Pursuant to the IFM Agreement, the second installment of the purchase price in the amount of approximately $220,000 (the “Second Installment”) was due from Vascutech to the Company on September 30, 2001. On September 7, 2001, LeMaitre Vascular, Inc. (formerly known as Vascutech, Inc.) (“LeMaitre”) sent a letter to the Company seeking indemnification under the IFM Agreement in an amount equal to $800,000 for the Company’s alleged breach of its representations and warranties set forth in the IFM Agreement. The Company responded to LeMaitre by letter on September 19, 2001, notifying LeMaitre of the Company’s position that it had not breached the IFM Agreement and indicating that the Company expected receipt of the Second Installment on September 30, 2001. On September 24, 2001, the Company filed a complaint for Declaratory Judgment and Breach of Contract against LeMaitre and Vascutech in the Superior Court of Fulton County in the State of Georgia. The Company requested (i) judgment in the amount of approximately $220,000, the amount owed to the Company under the IFM Agreement; and (ii) that the Court declare that the Company has not breached the representations and warranties in the IFM Agreement and that its obligations under the IFM Agreement have been fully satisfied. On November 8, 2001, LeMaitre filed its Answer to the Complaint, denying both the breach of contract claim and the grounds for the Company’s request for a declaratory judgment. LeMaitre also filed a counterclaim against the Company for breach of contract, fraud and deceit, and punitive damages. LeMaitre seeks in excess of $800,000 in actual damages. In July 2002, the parties settled this lawsuit.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also in connection with the 1998 acquisition of IFM, the Company assumed certain license agreements (the “IFM Licensors”) for the right to manufacture and sell certain medical instruments covered by the IFM Licensors’ patents or derived from the IFM Licensors’ confidential information. Payments under the license agreements totaled approximately $48,000 and $91,000 during the years ended December 31, 2001 and 2000, respectively. There were no payments under the license agreements in 2002. These license agreements were transferred to Vascutech pursuant to the IFM Agreement in March 2001.

      The Company is party to license agreements with an individual (the “Licensor”) for the right to manufacture and sell dual lumen fistula needles, dual lumen over-the-needle catheters, dual lumen chronic and acute catheters, and other products covered by the Licensor’s patents or derived from the Licensor’s confidential information. Payments under the agreement vary, depending upon the purchaser, and range from 9% to 15% of the Company’s net sales of such licensed products. Such payments shall continue until the expiration date of each corresponding licensed patent right covering each product under the agreement. Payments under these license agreements totaled approximately $214,400, $234,000 and $382,000 during three years ended December 31, 2002, 2001 and 2000, respectively.

      The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $282,000 and $649,000 as of December 31, 2002 and 2001, respectively, related to amounts to be rebated to the various distributors.

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In May 2002, the Company became aware of a Complaint for Declaratory Judgment filed in the United States District Court for the District of Massachusetts by LeMaitre against one of the Company’s former distributors, Cardio Medical Products, Inc. (“Cardio Medical”). The Company had a distributorship agreement with Cardio Medical for the IFM product line entered into prior to the Company’s sale of the IFM business on March 30, 2001 to LeMaitre. See “Description of Business — Acquisitions and Divestitures” above. Under the IFM Agreement with the Company, LeMaitre agreed to continue selling the IFM product line to Cardio Medical as required by the Cardio Medical distributorship agreement for the remainder of its term through December 31, 2002, provided LeMaitre received from Cardio Medical confirmation of the terms of such agreement satisfactory to LeMaitre. In its suit for Declaratory Judgment, LeMaitre requested a declaration that the IFM Agreement created no contractual rights between Cardio Medical and LeMaitre, and that LeMaitre has no obligation to sell its IFM products to Cardio Medical. In early June, 2002, Cardio Medical answered LeMaitre’s complaint, and asserted a counterclaim against us and LeMaitre for breach of contract. The counterclaim alleged that the Company breached the distributorship agreement between Cardio Medical and the Company by (1) failing and refusing to sell IFM products to Cardio Medical (either directly or through LeMaitre); and (2) selling or allowing LeMaitre to sell IFM products directly to customers in the territory granted exclusively to Cardio Medical. The Company has responded to the counterclaim and has denied liability for Cardio Medical’s damages. The suit is in the discovery phase, and the Company is contesting the matter vigorously. At this time it is not possible for the Company to evaluate the likelihood of an unfavorable outcome or to estimate whether the ultimate result will have a material adverse effect on the Company’s operations.

      In November 2002, the Company was served with a complaint filed in the United States District Court for the Northern District of Georgia by Chepstow Limited (“Chepstow”) against the Company, its Chief Executive Officer, Marshall B. Hunt, its President, William E. Peterson, Jr., and members of Mr. Hunt’s family and a family limited partnership established by Mr. Hunt and his wife. Chepstow alleges that it has a judgment on a promissory note against Mr. Hunt, that it is engaging in post-judgment collection efforts, and that the defendant parties in this action have engaged with Mr. Hunt in fraudulent conveyances of Mr. Hunt’s assets. Specifically, with respect to the Company, Chepstow alleges that, in March 2002, Mr. Hunt transferred 225,000 shares of the Company’s common stock to his family limited partnership, that such transfer was a fraudulent conveyance under Georgia law, that the Company assisted in such transfer, and that the Company engaged in an unlawful conspiracy to hinder, delay or defraud Chepstow as Mr. Hunt’s creditor. Chepstow seeks to void such transfers and injunctive relief, compensatory damages, and punitive damages from the defendants, including the Company. The Company is vigorously contesting such matter and in January 2003 filed a motion to dismiss the action against the Company. At this time, it is not possible for the Company to evaluate the likelihood of an unfavorable outcome or to estimate whether the ultimate result will have a material adverse effect on the Company’s operations.

      Pursuant to the terms of the Note Purchase Agreement, the holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment (see Note 6). As of December 31, 2002, there were 8,250,000 shares outstanding as a result of conversions by the Additional Note Purchasers and 8,800,000 shares outstanding as a result of conversions by ComVest.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As described in Note 6, the Loan Agreement sets forth certain Events of Default, the occurrence of which would allow the Lender to accelerate the Company’s obligations under the Loan Agreement. See Note 6 herein for a more detailed discussion of the Events of Default thereunder.

      On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company is promoting and providing technical advice for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes (see Notes 6 and 17).

13. Supplemental Disclosure of Cash Flow Information

      The following represent noncash activities for the years ended December 31:

	2002	2001	2000

Short-term debt issued for certain prepaid insurance coverage	$598,916	$358,573	$135,086
Increase to goodwill related to purchase price allocation			$438,958
Notes issued for purchase of equipment			$30,347
Notes issued for additional Stepic purchase payment		$227,695	$1,162,042
Reduction of long-term debt to settle other receivable			$60,255
Note issued for IFM purchase (see Note 14)			$6,050,054
Discount recorded on IFM note			$451,840
Increase in notes receivable – shareholders		$87,001	$76,358
Noncash payment of short-term bridge loan by the CEO		$425,610
Conversion of convertible notes to common stock	$170,500
Issuance of warrants	$770,139	$260,000
Termination of warrant	$(260,000)

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

      Effective March 30, 2001 (the “IFM Closing Date”), the Company completed the sale of certain IFM assets for the assumption of the Note related to IFM, cash of $2,250,500 upon closing, and cash of $150,000 due six months from the IFM Closing Date (the “Second Installment”). Assets sold included inventory of $3.3 million, property and equipment of $2.4 million, and intangible assets of $1.6 million. The asset purchase agreement provided for a purchase price adjustment related to certain inventory values within five business days after the IFM Closing Date. Based on the values of the inventory following the IFM Closing Date, the Company recorded an additional purchase price receivable of approximately $70,000 which is to be paid as part of the Second Installment. In addition to the purchase of certain assets, the buyer assumed the Company’s sublease of the IFM facility and the related employees.

      The Second Installment in the amount of approximately $220,000 was due from the purchaser on September 30, 2001. As of December 31, 2001, the Second Installment has not been paid, and the purchaser has sought indemnification under the asset purchase agreement for the Company’s alleged breach of its

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

representations and warranties set forth in the agreement. On September 24, 2001, the Company filed a Complaint for Declaratory Judgement and Breach of Contract against the purchaser in the Superior Court of Fulton County in the State of Georgia. As of December 31, 2002, the Company has fully reserved the amount due from the purchaser of approximately $220,000. This lawsuit was settled by the parties in July 2002.

15. Segment Information and Major Customers

      Through September 3, 2002, the Company operated under two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company, as well as products manufactured by third parties on behalf of the Company. The Company sold its distribution business on September 3, 2002 and currently operates under only the manufacturing segment. As a result of the sale, the results of operations of the distribution segment have been reclassed and are included in discontinued operations on the Company’s Statement of Operations for the years ended December 31, 2002, 2001 and 2000.

      The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” (see Note 2) to the extent that such policies affect the reported segment information. The Company evaluates the performance of its segments based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for income taxes, are reported on an entity-wide basis only.

      The table below presents information about the reported sales (which include intersegment sales), gross profit (which include intersegment gross profit) and identifiable assets (which include intersegment receivables) of the Company’s segments as of December 31, 2001 and for the years ended December 31, 2001 and 2000.

	2001			2000

		Gross	Indentifiable		Gross
	Sales	Profit	Assets	Sales	Profit

Manufacturing	$24,700,813	$13,290,988	$35,768,752	$25,717,073	$8,250,015

Distribution	36,410,217	6,987,362	35,633,080	41,522,035	8,561,642

	$61,111,030	$20,278,350	$71,401,832	$67,239,108	$16,811,657

      A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000

Total segment sales	$61,111,030	$67,239,108
Elimination of intersegment sales	(2,044,241)	(3,903,869)

Consolidated sales	$59,066,789	$63,335,239

Total segment gross profit	$20,278,350	$16,811,657
Elimination of intersegment gross profit	41,852	(198,530)

Consolidated gross profit	$20,320,202	$16,613,127

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of total segment assets to total consolidated assets of the Company as of December 31, 2001 is as follows:

2001

Total segment assets	$71,401,832
Elimination of intersegment receivables	(54,292)

Consolidated assets	$71,347,540

      The Company’s operations are located in the United States, except for a sales office in Belgium. Thus, substantially all of the Company’s assets are located domestically. Sales information (excluding discontinued operations of the distribution segment) by geographic area for the three years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

United States	$19,963,446	$22,833,286	$22,491,077
Foreign	1,748,198	1,867,527	3,225,996

Consolidated net sales	$21,711,644	$24,700,813	$25,717,073

      No single country outside of the United States is significant to the Company’s revenues. Sales to the Company’s three largest customers collectively amounted to approximately 15%, 19%, and 15% of total sales (excluding discontinued operations of the distribution segment) during the three years ended December 31, 2002, 2001 and 2000, respectively. The revenues of the Company’s distribution segment have been reclassed to discontinued operations in the Company’s Statement of Operations for the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002 and 2001, 36% and 15%, respectively, of the consolidated accounts receivable balance consisted of amounts due from the Company’s three largest customers.

      The table below presents net sales by major product category (excluding discontinued operations of the distribution segment) for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Ports	$16,877,656	$18,499,707	$17,790,485
Port accessories	1,825,940	1,960,611	1,947,108
Catheters	2,887,644	2,958,445	3,415,555
All other	120,404	1,282,050	2,563,925

Total net sales	$21,711,644	$24,700,813	$25,717,073

16. Defined Contribution Benefit Plan

      The Company maintains a 401(k) profit sharing plan (the “Plan”) that covers essentially all of the Company’s employees. Employees are eligible to participate in the Plan after completing one year of service and attaining the age of 21. Participants in the Plan can contribute up to 15% of their annual salary during the plan year. The Company’s contributions to the Plan, which are based principally on a percentage of the participant’s annual base salary, are discretionary and determined on an annual basis by the Board of Directors. The Company made no contributions to the Plan during the years ended December 31, 2002, 2001 and 2000.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Recapitalization

      On March 1, 2002, the Company entered into certain agreements with ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth Associates L.P. (“Commonwealth”) to recapitalize the Company (the “Recapitalization”). The Company completed the Recapitalization on March 16, 2002 and the Forbearance Agreement between the Company and Bank of America, N.A. (“Bank of America”) dated March 30, 2001, as subsequently amended (the “Forbearance Agreement”), was terminated as of March 15, 2002. The Forbearance Agreement is described below.

      The following is a summary of the key provisions of the Recapitalization:

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

      On March 1, 2002, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with ComVest, Medtronic, Inc. (“Medtronic”), and 26 individual and entity Additional Note Purchasers (collectively, the “Additional Note Purchasers”). Under the Note Purchase Agreement, the Company agreed to issue $15 million of Senior Subordinated Convertible Notes (the “Convertible Notes”). Interest on these Convertible Notes is payable quarterly beginning in June 2002 and accrues at a rate of 6% per year for the first six months and 8% per year thereafter until the notes are paid in full and mature on March 16, 2004. The Company issued the Convertible Notes as follows: $4.4 million to ComVest, $4 million to Medtronic and $6.6 million to the Additional Note Purchasers.

      The material terms of the Convertible Notes are described below.

      The Note Purchase Agreement contains certain affirmative and negative covenants, including, but not limited to the following:

•	the provision of quarterly and annual financial statements to the holders of the Convertible Notes;

•	rights of inspection of the Company’s books and records;

•	maintenance of properties and the Company’s corporate existence;

•	restrictions on indebtedness, other than indebtedness relating to permitted liens and certain indebtedness to affiliates;

•	restrictions on liens, except for certain purchase money liens, statutory liens, tax liens and judicial liens;

•	restrictions on certain business combinations and disposition of the Company’s assets;

•	restrictions on the sale or discount of receivables;

•	transactions with affiliates outside of the ordinary course of business; and

•	prohibitions on the ability to pay dividends.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Events of Default include, but are not limited to, failure to pay an obligation when due, failure to comply with obligations under the Securityholders Agreement (the “Securityholders Agreement”) or the Co-Promotion Agreement with Medtronic (as described below), breach of any covenant which remains uncured for 15 days, bankruptcy, a change of control and failure to obtain shareholder approval of certain proposals related to the Recapitalization at the Company’s 2002 annual meeting of shareholders (the “Annual Meeting”) within 195 of the closing date of March 16, 2002. On September 17, 2002, at the Annual Meeting, the Company’s shareholders approved all such proposals relating to the Recapitalization. Generally, upon an Event of Default, the holders of a majority of the aggregate principal amount of Convertible Notes outstanding may declare the unpaid principal and interest on the Notes immediately due and payable. Additionally, Medtronic may, upon a breach of covenants concerning the Co-Promotion Agreement or the Convertible Notes held by Medtronic, declare the unpaid principal and interest on such Notes immediately due and payable.

      Also, if the Company defaults under the Note Purchase Agreement, it will be in default under the Loan Agreement with LaSalle (as described below) pursuant to the cross-default provisions contained therein. At December 31, 2002, the aggregate amount of indebtedness which would be subject to acceleration under the Note Purchase Agreement, the Company’s credit facility with LaSalle (as described below) and the Junior Note (as described below), causing the same to become immediately due and payable, was approximately $18.5 million. The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment upon repayment of all or a portion of the amounts due, as described below. If this $270,000 is converted, the Company will still be obligated to repay, in the aggregate, $14,730,000 to the holders of the Convertible Notes. As of March 16, 2003, 19,800,000 shares of the Company’s common stock had been issued to holders of the Convertible Notes upon conversion thereof.

      This 27,000,000 shares also includes up to 3,300,000 shares which were issued to ComVest upon conversion of the Bridge Note (as described below). Under the conversion terms, if the principal amount of the Additional Notes, together with all interest due, were paid in full on or before 30 days following March 16, 2002, the Closing Date for the transaction, then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. The Additional Notes were not repaid by April 15, 2002 and have not been repaid as of the date of this report.

      The terms of the applicable conversion periods and conversion amounts for the Convertible Notes are as follows:

Maximum Conversion Amount During
Applicable Period (all shares
Note	Applicable Period	exercisable at $0.01 per share)

ComVest Convertible Note ($4.4 million principal amount)	April 16, 2002 through March 16, 2004	1.25% of the Outstanding Balance (defined as principal plus accrued and unpaid interest under the ComVest Convertible Note), plus
0.6% of the amount of principal repaid under the Additional Notes on or prior to April 16, 2002*
	March 16, 2003 through March 16, 2004	An additional 0.25% of the Outstanding Balance

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maximum Conversion Amount During
Applicable Period (all shares
Note	Applicable Period	exercisable at $0.01 per share)

Medtronic Convertible Note ($4 million principal amount)	April 16, 2002 through March 16, 2004	1.5% of $4 million
	March 16, 2003 through March 16, 2004	An additional 0.3% of $4 million if the ComVest Convertible Note and the Additional Notes held by the Additional Note Purchasers have not been repaid.
Convertible Notes issued to Additional Note Purchasers ($6.6 million principal amount)	April 16, 2002 through April 16, 2004	1.25% of the Additional Notes Outstanding Balance (defined as up to $6.6 million in principal plus accrued but unpaid interest under the Additional Notes) plus
0.6% of the amount of principal repaid under the ComVest Convertible Note on or prior to April 16, 2002*
	March 16, 2003 through March 16, 2004	An additional 0.25% of the Additional Notes Outstanding Balance

*	As of the date of the filing of this report, the Company had not repaid any principal under the Convertible Notes.

      In connection with the Recapitalization, the Company issued a Convertible Bridge Note (the “Bridge Note”) to ComVest. ComVest has converted this note into 3,300,000 shares of the Company’s common stock at a conversion price of $0.01 per share. As a result of such conversion, the Bridge Note has been extinguished. The number of shares of common stock issued pursuant to conversion of the Bridge Note is subject to the thresholds outlined above in this section.

      The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. On March 15, 2002, the Company and ComVest, as the holder of an outstanding Bank of America Note (the “Bank of America Note”), agreed to reduce the outstanding principal amount of the Bank of America Note from $40.3 million to $22 million. As a result, the Company recorded an extraordinary loss on extinguishment of debt of approximately $6.6 million during the first quarter of 2002. In exchange for funding a portion of the $22 million cash purchase price paid to Bank of America, ComVest assigned $4 million in principal amount of the Bank of America Note to Medtronic and $6.6 million in principal amount of the Bank of America Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the Bank of America Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of $15 million in exchange for the surrender of $15 million in principal amount of the Bank of America Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the Bank of America Note was repaid with the proceeds of a Bridge Loan from ComVest (the “Bridge Loan”).

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     LaSalle Credit Facility

      On March 18, 2002, the Company entered into a credit facility with LaSalle Business Credit, Inc. (“LaSalle”) pursuant to a Loan and Security Agreement (as amended, the “Loan Agreement” or the “LaSalle Credit Facility”) with Standard Federal Bank National Association (“SFB”) acting by and through LaSalle, as SFB’s agent (SFB and LaSalle, collectively, the “Lender”). Under the Loan Agreement, the Lender provided the Company a $20 million senior Revolving Loan (the “Revolving Loan”) and a $2 million Term Loan (the “Term Loan”). The Company used the proceeds to repay the Bridge Loan, expenses related to the Recapitalization and for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below).

      As collateral, the Company granted a security interest in all of the Company’s present and future assets, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located, including, but not limited to: all accounts receivable; all chattel paper, instruments, documents and general intangibles including patents, patent applications, trademarks, trademark applications, trade secrets, trade names, goodwill, copyrights, copyright applications, registrations, licenses, software franchises, customer lists, tax refund claims, claims against carriers and shippers, guaranty claims, contract rights, payment intangibles, security interests, security deposits, and indemnification rights; all inventory; all goods including equipment, vehicles, and fixtures; all investment property; all deposit accounts, bank accounts, deposits and cash; all letter-of-credit rights; certain commercial tort claims; all of the Company’s property in control of the Lender or any affiliate of the Lender; and all additions, substitutions, replacements, products, and proceeds of the aforementioned property including proceeds from insurance policies and all books and records relating to the Company’s business.

      The Loan Agreement contains affirmative and negative covenants. The affirmative covenants require the Company to, among other things, maintain accurate and complete records, notify the Lender of major business changes, comply with relevant laws, maintain proper permits, conduct relevant inspections and audits, maintain adequate insurance with the Lender named as loss payee, keep collateral in good condition, use proceeds only for business purposes, pay required taxes, maintain all intellectual property, maintain a checking account with LaSalle, hire a Chief Operating Officer with experience in the medical products industry within 90 days of the date of the Loan Agreement, grant the Lender the right to conduct appraisals of the collateral on a biannual basis, and deliver a survey of the property located at the Company’s offices on Northside Parkway in Atlanta, Georgia within 60 days of the date of the Loan Agreement.

      The negative covenants restrict the Company’s ability to, among other things, make any guarantees, incur additional indebtedness, grant liens on the Company’s assets, enter into business combinations outside the ordinary course of business, pay dividends, make certain investments or loans, allow the Company’s equipment to become a fixture to real estate or an accession to personal property, alter the Company’s lines of business, settle accounts, or make other fundamental corporate changes.

      Effective December 23, 2002, the Company and the Lender amended the Loan Agreement (the “December Amendment”) to, among other things, amend certain financial maintenance covenants, including removing a covenant that required that the Company maintain Minimum Availability (as defined therein) under the Loan Agreement of $4 million. These covenants include, but are not limited to, the following:

•	maintaining Tangible Net Worth of $7,500,000 for the quarters ending December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, and $8,000,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as the Company’s shareholders’ equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of Statement of Financial Accounting Standards (“SFAS”) No. 142 as

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined solely by the Lender on a consistent basis plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender);

•	maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of 0.15 to 1.0 for the fiscal quarter ending December 31, 2002, 0.3 to 1.0 for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003, 0.50 to 1.0 for the fiscal quarter ending December 31, 2003, 0.75 to 1.0 for the fiscal quarter ending March 31, 2004 and 1.0 to 1.0 for the fiscal quarter ending June 30, 2004 and for each fiscal quarter thereafter;

•	maintain EBITDA, based on the immediately preceding four fiscal quarters, of $750,000 on December 31, 2002, $1,350,000 on March 31, 2003, $1,475,000 on June 30, 2003 and September 30, 2003, $2,500,000 on December 31, 2003, $3,675,000 on March 31, 2004 and $4,900,000 on June 30, 2004 and each fiscal quarter thereafter; and

•	limit capital expenditures to no more than $1,500,000 during any fiscal year.

      The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of December 31, 2002, the Company had $2.1 million available for borrowing under the revolving portion of the Loan Agreement. As of December 31, 2002, the Company had $1.5 million in borrowings outstanding under the Term Loan and approximately $128,000 in borrowings outstanding under the revolving loan. As of December 31, 2002, the Company believes it was in compliance with all such covenants set forth in the Loan Agreement.

      The Loan Agreement also specifies certain Events of Default, including, but not limited to, failure to pay obligations when due, failure to direct the Company’s account debtors to make payments to an established lockbox, failure to make timely financial reports to the Lender, the breach by the Company or any guarantor of any obligations with any other Person (as defined in the Loan Agreement) if such breach might have a material adverse effect on the Company or such guarantor, breach of representations, warranties or covenants, loss of collateral in excess of $50,000, bankruptcy, appointment of a receiver, judgments in excess of $25,000, any attempt to levy fees or attach the collateral, defaults or revocations of any guarantees, institution of criminal proceedings against us or any guarantor, occurrence of a change in control, the occurrence of a Material Adverse Change or a default or an event of default under certain subordinated debt documents. Upon the occurrence of any Event of Default, the Lender may accelerate the Company’s obligations under the Loan Agreement.

      The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment prior to the Termination Date as a result of an Event of Default, the Company gives 90-days notice of the Company’s intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date of the Convertible Notes at least thirty (30) days past the date of the original term (March 16, 2004) or any applicable renewal term.

      Pursuant to the LaSalle credit facility, the Company also issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of the Company’s common stock at an exercise price of $.01 per share. Such warrants are subject to adjustment pursuant to certain anti-dilution protections contained therein.

      The Company is the maker of a promissory note payable to Bank of America (the “Junior Note”) in the amount of $2 million, which Junior Note bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a principal payment on the Junior

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note of $22,500 is payable on the first day of each month until maturity of the Junior Note. As of December 31, 2002, the Junior Note was subordinated to approximately $1.625 million of senior indebtedness, representing the indebtedness as of such date under the Loan Agreement. The Junior Note ranks pari passu with the Convertible Notes.

      In connection with the sale of the Company’s Stepic business (as described below) on September 3, 2002, the Company repaid the outstanding balance of the revolving portion of the LaSalle credit facility.

     Ancillary Recapitalization Agreements

      As a condition to closing the Recapitalization, the Company entered into a Securityholders Agreement dated March 16, 2002, with ComVest, Medtronic, LaSalle, Marshall B. Hunt and William E. Peterson, Jr. (together, ComVest, Medtronic, LaSalle and Messrs. Hunt and Peterson are the “Investors”) under which the Company granted certain registration rights, rights of first refusal and corporate governance rights to the Investors. The registration rights required us to file a shelf registration statement covering the resale of certain shares of common stock issuable pursuant to the Recapitalization and to include, at the Investors’ option, certain of the Investors’ shares of common stock in any registration statement undertaken by the Company, at its expense. In the third quarter of fiscal 2002, the Company filed a registration statement on Form S-1 to satisfy this obligation under the Securityholders Agreement.

      Pursuant to the Securityholders Agreement, ComVest and Medtronic have been granted the following:

•	a right of first refusal to purchase all or part of their pro rata share of new securities which we may propose to sell or issue;

•	the right of first refusal to participate in any sale of Messrs. Hunt’s and/or Peterson’s shares of common stock to third parties upon the same terms and conditions;

•	the co-sale right of first refusal to participate in sales of shares of common stock by Messrs. Hunt and/or Peterson; and

•	the “bring-along right” to require Messrs. Hunt and Peterson to sell the same percentage of shares of common stock as the holders of the rights propose to sell in the event that the rights holders propose to sell 51% or more of their common stock.

      The corporate governance rights include, but are not limited to, the following:

•	granting ComVest the right to designate one ComVest director and two additional independent directors;

•	requiring that certain actions of the Company’s board of directors include the affirmative vote of the ComVest director (including the acquisition of or change of control of the Company, the sale of all or any material portion of the Company’s assets, the liquidation, dissolution or winding up of the Company, the provision of any loan to or the ownership of any stock by the Company in an unaffiliated corporation, the guarantee of indebtedness outside of the ordinary course of business, the declaration of dividends other than in common stock, the amendment of the Company’s articles of incorporation or bylaws, and the issuance of stock options);

•	requiring us to establish and maintain an Executive Committee of the Company’s Board of Directors (the “Executive Committee”) consisting of the ComVest director as Chairman, one of the independent directors designated by ComVest, and Mr. Hunt; and

•	requiring that the Executive Committee approve certain actions.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Failure to comply with the Securityholders Agreement is considered an Event of Default under the Note Purchase Agreement.

      On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic (the “Co-Promotion Agreement”) under which the Company promotes and provides technical advice for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. After basic sales training was completed, sales representatives of the Company and of its distributors have commenced promoting the sale of such systems, are identifying appropriate patients for such systems, and, after additional training, will provide assistance in the implantation and refill procedure for such systems, for which identification and assistance the Company is being compensated by Medtronic. Such compensation is as follows: (i) $150 for identification of each appropriate patient by the Company’s sales representative, (ii) where such appropriate patient subsequently receives an implant of either infusion system supporting such patient with hepatic arterial infusion therapy or malignant pain therapy, $1,000 for the first implant with respect to each sales representative and $600 for each implant, and (iii) $100 per implant or refill procedure during which the Company’s sales representative provides such assistance. An appropriate patient is a patient selected for a therapy, that is either (i) indicated for chronic intravascular infusion of floxuridine for the treatment primarily of metastatic cancer or (ii) indicated for malignant intractable pain in patients with lung, breast, prostate, or colorectal cancer. Certain procedures, tests, or screening trials must have been completed for such patients. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes. Such breach or failure to comply would cause the $4 million principal amount of Convertible Notes issued to Medtronic to become immediately due and payable, and would cause a cross-default, causing (1) all remaining Convertible Notes to become due and payable immediately, (2) $2 million under the Junior Note to become due and payable immediately and (3) all amounts outstanding under the LaSalle credit facility to become immediately due and payable. As of December 31, 2002, this would total approximately $18.5 million as subject to repayment. In this event, the Company would need to seek additional financing or obtain waivers of such defaults. Management has not undertaken a process of securing additional financing in the event of this contingency.

      To effect the Recapitalization, the Company entered into certain ancillary agreements including the following: (i) a voting agreement under which Messrs. Hunt and Peterson agreed to vote their shares in favor of all proposals relating to the Recapitalization at the Company’s 2002 annual meeting of shareholders; (ii) a new employment agreement and option agreements with Mr. Hunt that grants him options to purchase an aggregate of 3,500,000 shares of common stock; and (iii) a new employment agreement and an option agreement with Mr. Peterson that grants him options to purchase 1,000,000 shares of common stock.

      The Company also entered into an expense guaranty with Mr. Hunt under which he received 150,000 shares of the Company’s common stock in exchange for agreeing to reimburse ComVest for up to a maximum of $400,000 of the company’s transaction expenses in the event that the Recapitalization were not consummated. Finally, pursuant to an advance note, Mr. Hunt received 75,000 shares of the Company’s common stock in exchange for advancing to the Company $17,500 in transaction expenses associated with the Recapitalization.

      In addition to the agreements described above, in connection with and prior to the Recapitalization, the Company entered into an advisory agreement with Commonwealth Associates, L.P., an affiliate of ComVest under which Commonwealth Associates, L.P. received 2,645,398 shares of the Company’s common stock (a value equal to $2,248,588, based on the closing price of the Company’s common stock on March 15, 2002, the date immediately prior to the closing date of the Recapitalization) and a cash fee of $750,000. Pursuant to the terms of this advisory agreement, Commonwealth Associates, L.P., provided the Company with financial consulting advice in developing a strategy for restructuring the Company’s in connection with the Recapitali-

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

zation. The advisory agreement did not provide for ongoing services to be rendered after the Recapitalization. Also, pursuant to a note, ComVest received 75,000 shares of the Company’s common stock in exchange for advancing $17,500 in transaction expenses associated with the Recapitalization.

      As a result of the Recapitalization, the credit facility and the Forbearance Agreement (as amended, the “Forbearance Agreement”) with Bank of America, and all subsequent amendments were terminated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

18. Sale of Distribution Segment

      On September 3, 2002, the Company sold Stepic to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction.

      Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company has used a portion of, and is using the remaining proceeds for working capital purposes. Additionally, as required pursuant to a letter agreement among the Company, ComVest and Medtronic, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of the remaining proceeds from the sale of Stepic. This operating plan and budget, together with the use of the remaining proceeds, was approved by ComVest and Medtronic and was subsequently ratified by the Company’s board of directors. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement.

      Arrow paid $1.1 million of the cash purchase price into escrow, which sum has been distributed to the Company (in an amount equal to $1,051,317 plus interest of $904) and to Arrow (in an amount equal to $48,683) in accordance with the terms of the asset purchase agreement and escrow agreement entered into in connection with the Stepic sale. Finally, Arrow issued to the Company a promissory note in the principal amount of $500,000, which bore interest at an annual rate of 5%. Pursuant to the terms of this note, $250,000 plus interest of $3,664 was paid to the Company on December 19, 2002 and the balance of $250,000 plus interest of $6,199 and was paid to the Company on March 3, 2003.

      Net sales and income (loss) from the discontinued operations of the distribution reporting unit are as follows:

	2002	2001	2000

Net sales	$21,987,450	$36,410,217	$41,522,035
Net income (loss) from discontinued operations(1)	$3,174,623	$(230,972)	$(670,823)

(1)	For fiscal 2002, this number includes the gain on the sale of Stepic, the Company’s distribution segment.

      The major classes of assets and liabilities disposed of were as follows at September 3, 2002:

Accounts, receivable, net	$6,602,504
Inventory	$9,117,434
Prepaid expenses and other assets	$1,100,030
Property and equipment, net	$115,628
Intangibles, net	$25,703
Accounts payable	$7,518,071
Accrued expenses and other liabilities	$336,823

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill of $16.1 million for the Stepic distribution segment was written off in the first quarter of 2002 as part of the Company’s adoption of SFAS No. 142 (Note 2).

Report of Independent Certified Public Accountants on Schedule

To the Board of Directors

Horizon Medical Products, Inc.

      In connection with our audit of the consolidated financial statements of Horizon Medical Products, Inc. and subsidiaries referred to in our report dated February 7, 2003 which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the year ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 7, 2003

Report of Independent Accountants on Consolidated Financial Statement Schedule

To the Board of Directors and Shareholders

Horizon Medical Products, Inc. and Subsidiaries

      Our audits of the consolidated financial statements referred to in our report dated February 26, 2002, except for Notes 6, 9, 12 and 17 as to which the date is April 15, 2002 and Note 18 as to which the date is September 9, 2002, appearing in this Annual Report on Form 10-K of Horizon Medical Products, Inc., and Subsidiaries also included an audit of the consolidated financial statement schedule as of December 31, 2001 and 2000, and for the two years in the period ended December 31, 2001 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers, LLP

Birmingham, Alabama

September 9, 2002

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

SCHEDULE II.     VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 2001, and 2002

			Additions
	Beginning	Charged to	Costs and		Ending
	Balance	Expense	Other(1)	Deductions(2)	Balance

Year ended December 31, 2000:
Allowance for returns and doubtful accounts	$1,031,751	$1,341,951		$148,880	$2,224,822
Inventory reserve	$1,107,760	$4,036,592		$338,955	$4,805,397
Valuation allowance for deferred tax assets		$7,595,077			$7,595,077
Year ended December 31, 2001:
Allowance for returns and doubtful accounts	$2,224,822	$554,962	$(688,931)	$1,174,360	$916,493
Inventory reserve	$4,805,397	$195,623		$1,546,259	$3,454,761
Valuation allowance for deferred tax assets	$7,595,077			$5,593,684	$2,001,393
Year ended December 31, 2002:
Allowance for returns and doubtful accounts	$916,493	$204,000		$686,538	$433,955
Inventory reserve	$3,454,761	$1,460		925,083	$2,531,138
Valuation allowance for deferred tax assets	$2,001,393	$1,238,447			$3,239,840

(1)	Other consists of reclassifications made to the previous year’s consolidated financial statements in order to make them comparable to the current presentation.

(2)	2002 deductions consist of amounts deducted resulting from the sale of the Company’s distribution segment (Stepic). (See Note 18 of the Company’s consolidated financial statements contained herein.)