Form 10-Q
period 2003-03-31
HORIZON MEDICAL PRODUCTS INC
filed 2003-05-15
CIK 1052958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of May 15, 2003 was 36,165,876.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF FUNDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

INDEX

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements (unaudited)	3
Interim Condensed Consolidated Balance Sheets	4
Interim Condensed Consolidated Statements of Operations	5
Interim Condensed Consolidated Statements of Cash Flows	6
Notes to Interim Condensed Consolidated Financial Statements	7
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3 Quantitative and Qualitative Disclosures about Market Risk	28
ITEM 4 Controls and Procedures	28
PART II OTHER INFORMATION
ITEM 1 Legal Proceedings	29
ITEM 2 Changes in Securities and Use of Funds	29
ITEM 4 Submission of Matters to a Vote of Security Holders	29
ITEM 5 Other Information	29
ITEM 6 Exhibits and Reports on Form 8-K	29
SIGNATURE	31
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER	32
CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER	33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

The financial statements listed below are included on the following pages of this Report on Form 10-Q:
Interim Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	4
Interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	5
Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	6
Notes to Interim Condensed Consolidated Financial Statements	7

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,094,895	$3,711,514
Accounts receivable — trade, net	3,422,525	3,037,974
Inventories	5,258,327	5,607,965
Prepaid expenses and other current assets	185,069	515,077

Total current assets	11,960,816	12,872,530
Property and equipment, net	2,158,303	2,199,307
Goodwill, net	15,650,356	15,650,356
Intangible assets, net	6,270,030	6,361,844
Other assets	87,184	106,088

Total assets	$36,126,689	$37,190,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$866,579	$807,146
Accrued salaries and commissions	289,306	279,346
Accrued interest	91,587	122,645
Other accrued expenses	662,799	651,199
Current portion of long-term debt	16,167,247	1,552,782

Total current liabilities	18,077,518	3,413,118
Long-term debt, net of current portion	3,242,870	18,341,903
Other liabilities	101,264	104,963

Total liabilities	21,421,652	21,859,984

Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value per share; 100,000,000 shares authorized, 36,165,876 and 33,415,876 shares issued and outstanding as of March 31, 2003 and December 31, 2002	36,166	33,416
Additional paid-in capital	74,864,139	74,839,389
Shareholders’ notes receivable	(170,831)	(170,831)
Accumulated deficit	(60,024,437)	(59,371,833)

Total shareholders’ equity	14,705,037	15,330,141

Total liabilities and shareholders’ equity	$36,126,689	$37,190,125

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$6,087,516	$4,391,221
Cost of goods sold	2,453,159	2,130,067

Gross profit	3,634,357	2,261,154
Selling, general and administrative expenses	3,645,050	5,628,410

Loss from operations	(10,693)	(3,367,256)

Other income (expense):
Interest expense, net	(627,662)	(637,808)
Other income (expense)	(14,249)	(3,460)

	(641,911)	(641,268)

Loss from continuing operations	(652,604)	(4,008,524)
Discontinued operations:
Income from operations of discontinued distribution segment	—	31,155
Extraordinary loss on extinguishment of debt	—	(6,641,015)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 8)	—	(16,101,900)

Net loss	$(652,604)	$(26,720,284)

Basic and diluted earnings per share:
Loss from continuing operations per share	$(0.02)	$(0.29)
Income from operations of discontinued distribution segment	$—	$0.00
Extraordinary loss on extinguishment of debt	$—	$(0.48)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 8)	$—	$(1.16)

Net loss per share — basic and diluted	$(0.02)	$(1.92)

Weighted average common shares outstanding — basic and diluted	33,904,765	13,934,451

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(652,604)	$(26,720,284)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	166,153	189,843
Amortization of intangibles	378,083	335,449
Non-cash compensation charge		1,555,468
Impairment charge		16,101,900
Loss on extinguishment of debt		5,443,515
(Increase) decrease in operating assets and liabilities, net:
Accounts receivable-trade	(384,551)	783,202
Inventories	349,638	(226,338)
Prepaid expenses and other assets	95,969	(306,716)
Accounts payable-trade	59,433	480,410
Accrued expenses and other liabilities	(13,197)	(34,093)

Net cash used in operating activities	(1,076)	(2,397,644)

Cash flows from investing activities:
Cash proceeds from disposition of distribution segment	252,943
Proceeds from shareholders’ notes receivable		335,804
Acquisition of intangible assets	(286,269)
Capital expenditures	(125,149)	(73,576)

Net cash (used in) provided by investing activities	(158,475)	262,228

Cash flows from financing activities:
Change in restricted cash		(38,089)
Debt issuance costs		(1,450,087)
Proceeds from issuance of long-term debt		43,997,631
Principal payments on long-term debt	(457,068)	(42,470,400)

Net cash (used in) provided by financing activities	(457,068)	39,055

Net (decrease) increase in cash and cash equivalents	(616,619)	(2,096,361)
Cash and cash equivalents, beginning of period	3,711,514	2,748,617

Cash and cash equivalents, end of period	$3,094,895	$652,256

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Summary of Significant Accounting Policies

     The condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (collectively, the “Company”) at December 31, 2002 has been derived from the Company’s audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and instructions to Form 10-Q. The interim condensed consolidated financial statements at March 31, 2003, and for the three months ended March 31, 2003 and 2002 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Form 10-K”), including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supercedes Auditing Practices Board (“APB”) No. 17 and requires that: (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company recognized an estimated impairment loss of approximately $16.1 million related to its distribution reporting unit. In addition, the Company ceased amortization of its goodwill. The Company’s goodwill amortization was approximately $1.3 million and $1.7 during the years ended December 31, 2001 and 2000. See Note 5 for the Company’s expected future amortization charges after adoption of SFAS No. 142.

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective as of January 1, 2002. This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as well as certain other accounting standards, establishes a single accounting model based on framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, including segments of a business accounted for as discontinued operations. The impact of adopting SFAS No. 144 did not have a material impact on the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe SFAS 145 will have a material effect on its financial statements.

     In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe SFAS No. 146 will have a material effect on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe SFAS No. 148 will have a material effect on its financial statements.

     As of March 31, 2003, the Company has a stock-based employee compensation plan, the 1998 Stock Incentive Plan (the “Incentive Plan”), as described in Note 9 of the Company’s consolidated financial statements included in the Form 10-K. The Company applies APB No. 25 and related interpretations in accounting for the Incentive Plan, which is an acceptable method for accounting for stock-based employee compensation, despite the adoption of SFAS No. 123. Accordingly, no compensation expense has been recognized by the Company for fixed stock option awards under the Incentive Plan. Had compensation expense for options granted under the Incentive Plan and outside of the Incentive Plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended
	March 31,

	2003	2002

Net loss:
As reported	$(652,604)	$(26,720,284)
Pro forma	$(1,357,553)	$(26,932,688)
Net loss per share — basic and diluted:
As reported	$(0.02)	$(1.92)
Pro forma	$(0.04)	$(1.93)

     Through September 3, 2002, the Company operated as two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company, as well as products manufactured by third parties on behalf of the Company. The Company sold its distribution business on September 3, 2002 and currently operates as only the manufacturing segment. As a result of the sale, the results of operations of the distribution segment have been reclassed and are included in discontinued operations on the Company’s interim condensed consolidated statement of operations for the three months ended March 31, 2002.

     The Company’s operations are located in the United States, except for a sales office in Belgium. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three months ended March 31, 2003 and 2002 is as follows:

	For the Three Months Ended
	March 31,

	2003	2002

United States	$5,648,499	$3,914,913
Foreign	439,017	476,308

Consolidated net sales	$6,087,516	$4,391,221

     The table below presents net sales by major product category for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended
	March 31,

	2003	2002

Ports	$4,550,021	$3,414,425
Port accessories	584,118	377,785
Catheters	767,990	730,105
All other	185,387	(131,094)

Total net sales	$6,087,516	$4,391,221

2.     Inventories

     A summary of inventories is as follows:

	March 31,	December 31,
	2003	2002

Raw materials	$3,410,877	$3,273,806
Work in process	237,369	347,622
Finished goods	3,865,568	4,517,675

	7,513,814	8,139,103
Less inventory reserves	(2,255,487)	(2,531,138)

	$5,258,327	$5,607,965

3.     Earnings Per Share

     A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended
	March 31, 2003

	Loss
	from Continuing
	Operations	Shares	Per-share
	Numerator	Denominator	Amount

EPS – basic and diluted	$(652,604)	33,904,765	$(0.02)

	For the Three Months Ended
	March 31, 2002

	Loss
	from Continuing
	Operations	Shares	Per-share
	Numerator	Denominator	Amount

EPS – basic and diluted	$(4,008,524)	13,934,451	$(0.29)

     Options to purchase 9,445,900 shares of common stock and warrants to purchase 823,619 shares of common stock were outstanding as of March 31, 2003, but are not included in the computation of the March 31, 2003 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $0.43 to $14.63 and expire between 2008 and 2013. Warrants to purchase 748,619 shares of common stock have an exercise price of $0.01 and expire in 2012. Warrants to purchase 25,000 shares of common stock have an exercise price of $1.22 and expire in 2011. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.93 and expire in 2005.

     As discussed in Note 4 to these interim condensed consolidated financial statements contained elsewhere in this Form 10-Q, the Company has issued Senior Subordinated Convertible Notes (the “Convertible Notes”), a portion of which is convertible into a maximum of 27,000,000 shares of common stock. As of March 31, 2003, there were 9,900,000 shares of common stock issued and outstanding as a result of conversion of a portion of Convertible Notes held by the Additional Note Purchasers (as defined in Note 4 below) and 9,900,000 shares of common stock outstanding as a result of conversion of a portion of Convertible Notes held by ComVest Venture Partners, L.P. (“ComVest”). The remaining 7,200,000 shares of common stock issuable upon conversion of Convertible Notes held by one noteholder are excluded from the computation of the March 31, 2003 diluted EPS because the effect would be anti-dilutive.

     Options to purchase 5,819,282 shares of common stock and warrants to purchase 748,619 shares of common stock were outstanding as of March 31, 2002, but are not included in the computation of the March 31, 2002 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $0.44 to $15.50 and expire between 2008 and 2012. The warrants have an exercise price of $0.01 and expire in 2012.

4.     Long-Term Debt

     On March 1, 2002, the Company entered into certain agreements with ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth Associates L.P. (“Commonwealth”) to recapitalize the Company (the “Recapitalization”). The Company completed the Recapitalization on March 16, 2002 and the Forbearance Agreement between the Company and Bank of America, N.A. (“Bank of America” or “BofA”) dated March 30, 2001, as subsequently amended (the “Forbearance Agreement”), was terminated as of March 15, 2002. The Forbearance Agreement is described below.

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

     Under the Note Purchase Agreement, the Events of Default include, but are not limited to, failure to pay an obligation when due, failure to comply with obligations under the Securityholders Agreement (the “Securityholders Agreement”) or the Co-Promotion Agreement with Medtronic (as described below), breach of any covenant which remains uncured for 15 days, bankruptcy, a change of control and failure to obtain shareholder approval of certain proposals related to the Recapitalization at the Company’s 2002 annual meeting of shareholders (the “Annual Meeting”) within 195 of the closing date of the Recapitalization (March 16, 2002). On September 17, 2002, at the Annual Meeting, the Company’s shareholders approved all such proposals relating to the Recapitalization. Generally, upon an Event of Default, the holders of a majority of the aggregate principal amount of Convertible Notes outstanding may declare the unpaid principal and interest on the Notes immediately due and payable. Additionally, Medtronic may, upon a breach by HMP of its obligations (after applicable cure periods) under the Co-Promotion Agreement or a breach of covenants in the Convertible Notes held by Medtronic, declare the unpaid principal and interest on such Notes immediately due and payable.

     Also, if the Company defaults under the Note Purchase Agreement, it will be in default under the Loan Agreement with LaSalle (as described below) pursuant to the cross-default provisions contained therein. At March 31, 2003, the aggregate amount of indebtedness which would be subject to acceleration under the Note Purchase Agreement, the Company’s credit facility with LaSalle (as described below) and the Junior Note (as described below), causing the same to become immediately due and payable, was approximately $18.2 million. The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares. If this $270,000 is converted, the Company will still be obligated to repay, in the aggregate, $14,730,000 to the holders of the Convertible Notes. As of March 31, 2003, an aggregate of 19,800,000 shares of the Company’s common stock had been issued to holders of the Convertible Notes upon conversion thereof.

     This 27,000,000 shares also includes 3,300,000 shares of common stock which were issued to ComVest upon conversion of the Bridge Note (as described below) in the third quarter of 2002. Under the conversion terms, if the principal amount of the Additional Notes, together with all interest due, were paid in full on or before 30 days following March 16, 2002, the Closing

Date for the transaction, then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. The Additional Notes were not repaid by April 15, 2002 and have not been repaid as of the date of this report. The terms of the applicable conversion periods and conversion amounts for the Convertible Notes are as follows:

Maximum Conversion Amount
During Applicable Period
(all shares exercisable at $0.01 per share)
Note	Applicable Period

ComVest Convertible Note ($4.4 million principal amount)	April 16, 2002 through March 16, 2004	1.25% of the Outstanding Balance (defined as principal plus accrued and unpaid interest under the ComVest Convertible Note), plus

0.6% of the amount of principal repaid under the Additional Notes on or prior to April 16, 2002*

	March 16, 2003 through March 16, 2004	An additional 0.25% of the Outstanding Balance

Medtronic Convertible Note ($4 million principal amount)	April 16, 2002 through March 16, 2004	1.5% of $4 million

	March 16, 2003 through March 16, 2004	An additional 0.3% of $4 million if the ComVest Convertible Note and the Additional Notes held by the Additional Note Purchasers have not been repaid.

Convertible Notes issued to Additional Note Purchasers ($6.6 million principal amount) (collectively, the “Additional Notes”)	April 16, 2002 through April 16, 2004	1.25% of the Additional Notes Outstanding Balance (defined as up to $6.6 million in principal plus accrued but unpaid interest under the Additional Notes) plus

0.6% of the amount of principal repaid under the ComVest Convertible Note on or prior to April 16, 2002*

	March 16, 2003 through March 16, 2004	An additional 0.25% of the Additional Notes Outstanding Balance

     •     As of the date of the filing of this report, the Company had not repaid any principal under the Convertible Notes.

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

     The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. On March 15, 2002, the Company and ComVest, as the holder of an outstanding Bank of America Note (the “BofA Note”), agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company recorded an extraordinary loss on extinguishment of debt of approximately $6.6 million during the first quarter of 2002. In exchange for funding a portion of the $22 million cash purchase price paid to Bank of America, ComVest assigned $4 million in principal amount of the BofA Note to Medtronic and $6.6 million in principal amount of the BofA Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the BofA Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of $15 million in exchange for the surrender of $15 million in principal amount of the BofA Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the BofA Note was repaid with the proceeds of a Bridge Loan from ComVest (the “Bridge Loan”).

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

     On March 18, 2002, the Company entered into the LaSalle Credit Facility pursuant to a loan and security agreement (the “Loan Agreement”) with Standard Federal Bank National Association (“SFB”), acting by and through LaSalle, as SFB’s agent (collectively the “Lender”). Under the Loan Agreement, the Lender provided a $20 million Revolving Loan (the “Revolving Loan”) and a $2 million Term Loan (the “Term Loan”). Effective December 23, 2002, in connection with the December Amendment (as defined below), the Revolving Loan limit was reduced to $10 million. The Company used the proceeds to repay the Bridge Loan and expenses related to the Recapitalization and for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below).

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

     The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of March 31, 2003 and December 31, 2002, the Company had $2.7 million and $2.1 million, respectively, available for borrowing under the revolving portion of the Loan Agreement. As of March 31, 2003 and December 31, 2002, the Company had $1.3 million and $1.5 million, respectively, in borrowings outstanding under the Term Loan. The Company had no borrowings outstanding under the revolving loan as of March 31, 2003 and approximately $128,000 in borrowings outstanding under the revolving loan as of December 31, 2002. As of March 31, 2003, the Company believes it was in compliance with all covenants in the Loan Agreement (as amended by the December Amendment) set forth above.

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

     The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556 commencing April 2002. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment on the Termination Date, the due date is accelerated as a result of an Event of Default, the Company gives 90-days notice of its intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date (March 15, 2004) of the Convertible Notes at least thirty days past the date of the original term (March 17, 2005) or any applicable renewal term.

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

     On September 3, 2002, the Company sold Stepic Corporation (“Stepic”), the Company’s distribution business, to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction. The Company used $7.8 million of the proceeds to pay off the amount then outstanding under its Revolving Loan from LaSalle. The Company was paid $1,051,317 plus interest of $904 out of escrow. In addition, under the terms of the note receivable, the Company was paid $500,000 plus interest of $9,863 as payment in full.

     In the fourth quarter of 2002, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of proceeds from the sale of Stepic. This operating plan and budget, together with the use of proceeds, was approved by ComVest and Medtronic and was subsequently ratified by the Company’s board of directors as required under the Note Purchase Agreement. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement. (See Note 7 to these interim condensed consolidated financial statements contained herein for further discussion on the sale of Stepic).

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

     The Forbearance Agreement provided for the payment of Excess Cash Flow, as defined in the BofA Credit Facility, on the ninetieth day following the last day of each fiscal year. There was no Excess Cash Flow payment required for fiscal year 2001. In addition, the Forbearance Agreement required an additional principal payment in the amount of the greater of $150,000 or the gross proceeds payable to the Company in connection with the Company’s sale of the Ideas for Medicine business (“IFM”) (see Note 14 of the Company’s consolidated financial statements contained in the Form 10-K).

     The Forbearance Agreement further required payments of $300,000 each on a short-term bridge loan (the BofA Bridge Loan”) on May 31, 2001, August 31, 2001, and November 30, 2001. The proceeds of the BofA Bridge Loan were used to fund a short-term bridge loan to the Company’s chief executive officer (the “CEO”), Marshall B. Hunt (the “Shareholder Bridge Loan”). All of the installments under the BofA Bridge Loan and the Shareholder Bridge Loan were paid.

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

     The Forbearance Agreement also required the Company to hire on or before June 30, 2001 a new chief operating officer, restricted the repayment of principal debt to junior lien holders, and to either (i) sell the assets of IFM or (ii) obtain an agreement from the seller of the IFM product line to defer all payments under the related promissory note (see below) through the Termination Date (see Note 14 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2002). The Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and the Company did not hire a replacement. The Company sold the assets of the IFM product line as of March 30, 2001 (see Note 14 of the Company’s consolidated financial statements included in the Form 10-K).

     On December 15, 2001, the Company entered into a Third Amendment to the Forbearance Agreement under which Bank of America consented to the increase in payments of $8,000 per month to certain former shareholders of Stepic (see Note 6 of the Company’s consolidated financial statements included in the Form 10-K).

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

     As of December 31, 2001, $3,465,874 was outstanding under the Working Capital Loans, and $36,518,039, was outstanding under the Acquisition Loans, each as defined in the BofA Credit Facility. No funds were available for borrowing under the BofA Credit Facility as of December 31, 2001, except as may be available under the sweep arrangement described below. In addition, the Company had an outstanding standby letter of credit of $144,000 as of December 31, 2001. The letter of credit, which had terms through January 2002, collateralized the Company’s obligations to a third party in connection with an acquisition (see Note 12 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2002).

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

5.     Related-Party Transactions

     In connection with the Recapitalization, the Company entered into an expense guaranty with the CEO under which he received 150,000 shares of the Company’s common stock in exchange for agreeing to reimburse ComVest for up to a maximum of $400,000 of its transaction expenses in the event that the Recapitalization was not consummated. The value of these shares of common stock was $130,500 on the date of issuance. Also, pursuant to an advance note, the CEO received 75,000 shares of the Company’s common stock in exchange for advancing to the Company $17,500 in transaction expenses associated with the Recapitalization. The value of these shares of common stock was $62,250 on the date of issuance.

     The Company had unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable. The notes require annual payments of interest at 8% beginning on September 28, 1997 and were amended in September 2001 to extend the maturity date from 2000 to December 31, 2002. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets. In March of 2002, approximately $342,000 was paid to the Company by the CEO and the President in full settlement of their outstanding balances, which included accrued interest. The loans payable by the former Vice Chairman of the Board remain outstanding in the principal amount of $112,613, plus accrued interest receivable of $58,218 as of March 31, 2003.

     As discussed in Note 6, on June 6, 2000, the Company obtained the BofA Bridge Loan in the principal amount of $900,000, which was used to fund the Shareholder Bridge Loan to the Company’s CEO. The CEO’s obligations under the Shareholder Bridge Loan are collateralized by the pledge of 2,813,943 shares of the Company’s common stock owned beneficially by the CEO. The Company’s obligations under the BofA Bridge Loan were collateralized by the pledge of the CEO’s shares to BofA and by the collateral previously pledged by the Company to BofA under the Company’s then-existing credit facility with BofA. The Shareholder Bridge Loan required interest at either the Index Rate or adjusted LIBOR, as defined in the Shareholder Bridge Loan, plus 4.5% as elected by the CEO. As of December 31, 2000, the interest rate was based on the Index Rate with a resulting rate of approximately 11.32%. The Shareholder Bridge Loan and related accrued interest were recorded as contra-equity in the consolidated balance sheets and were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due under the BofA Bridge Loan, thereby causing the Company to default under the BofA Bridge Loan and the BofA Credit Facility (see Note 6 to these interim condensed consolidated financial statements contained herein). During 2001, the CEO paid the Shareholder Bridge Loan obligation of $900,000 as described in Note 6. The accrued interest of $109,303 under the Shareholder Bridge Loan was paid to the Company by the CEO in June 2002.

     During 2002, Tunstall Consulting, Inc., an affiliate of Gordon Tunstall, a director of the Company, provided consulting services to the Company with respect to financial and certain related matters, including the Recapitalization. In the three months ended March 31, 2002, the Company incurred fees of $318,185 to Tunstall Consulting for consulting services rendered to the Company in connection with the Recapitalization. The Company incurred no Recapitalization-related expenses to Tunstall Consulting in the three months ended March 31, 2003.

     See Note 11 of the Company’s consolidated financial statements included in the Form 10-K for a description of the Company’s other related party transactions.

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

     The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $285,000 and $282,000 as of March 31, 2003 and December 31, 2002, respectively, related to amounts to be rebated to the various distributors.

     The Company is party to numerous agreements which contain certain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events, as defined, occur.

     In November 2002, the Company was served with a complaint filed in the United States District Court for the Northern District of Georgia by Chepstow Limited (“Chepstow”) against the Company, its Chief Executive Officer, Marshall B. Hunt, its President, William E. Peterson, Jr., and members of Mr. Hunt’s family and a family limited partnership established by Mr. Hunt and his wife. Chepstow alleges that it has a judgment on a promissory note against Mr. Hunt, that it is engaging in post-judgment collection efforts, and that the defendant parties in this action have engaged with Mr. Hunt in fraudulent conveyances of Mr. Hunt’s assets. Specifically, with respect to the Company, Chepstow alleges that, in March 2002, Mr. Hunt transferred 225,000 shares of the Company’s common stock to his family limited partnership, that such transfer was a fraudulent conveyance under Georgia law, that the Company assisted in such transfer, and that the Company engaged in an unlawful conspiracy to hinder, delay or defraud Chepstow as Mr. Hunt’s creditor. Chepstow seeks to void such transfers and injunctive relief, compensatory damages, and punitive damages from the defendants, including the Company. The Company is vigorously contesting such matter and has filed a motion to dismiss the action against the Company on the basis that the Company’s only involvement with Mr. Hunt’s transfer of such shares was to instruct the Company’s stock transfer agent and registrar, SunTrust Bank, to issue and register the shares in question. At this time, it is not possible for the Company to evaluate the likelihood of an unfavorable outcome or to estimate whether the ultimate result will have a material adverse effect on the Company’s operations.

     Pursuant to the terms of the Note Purchase Agreement, the holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment (see Note 4 to these interim condensed consolidated financial statements). As of March 31, 2003 and December 31, 2002, respectively, there were 9,900,000 and 8,250,000 shares outstanding as a result of conversions by the Additional Note purchasers and 9,900,000 and 8,800,000 shares outstanding as a result of conversions by ComVest.

     As described in Note 4 to the interim condensed consolidated financial statements contained herein, the Loan Agreement sets forth certain Events of Default, the occurrence of which would allow the Lender to accelerate the Company’s obligations under the Loan Agreement (see Note 4 to these interim condensed consolidated financial statements).

     On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company will promote and provide technical advice for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes (see Note 4 to these interim condensed consolidated financial statements).

7.     Sale of Distribution Segment

     On September 3, 2002, the Company sold Stepic to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction.

     Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company has used a portion of the remaining proceeds for working capital purposes. Additionally, as required pursuant to a letter agreement among the Company, ComVest and Medtronic, in the fourth quarter of 2002, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of proceeds from the sale of Stepic. This operating plan and budget, together with the use of proceeds, was approved by ComVest and Medtronic and was subsequently ratified by the Company’s board of directors. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement (see Note 15 of the notes to the Company’s audited consolidated financial statements contained in the Company’s Form 10-K for further discussion on the sale of Stepic).

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

     Net sales and income from the discontinued operations of the distribution reporting unit as of March 31, 2002 are as follows:

Net sales	$8,104,217
Income from discontinued operations	$31,155

     The major classes of assets and liabilities disposed of were as follows at September 3, 2002:

Accounts, receivable, net	$6,602,504
Inventory	$9,117,434
Prepaid expenses and other assets	$1,100,030
Property and equipment, net	$115,628
Intangibles, net	$25,703
Accounts payable	$7,518,071
Accrued expenses and other liabilities	$336,823

     Goodwill of $16.1 million for the Stepic distribution segment was written off in the first quarter of 2002 as part of the Company’s adoption of SFAS No. 142 (see Notes 1 and 8 to these interim condensed consolidated financial statements contained herein).

8.     Goodwill and Other Intangible Assets

     The Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that: (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142, the Company recorded an impairment loss of $16.1 million with respect to its distribution business.

     A summary of the Company’s intangible assets as of March 31, 2003 is as follows:

     Indefinite lived intangible assets:

Goodwill	$15,650,356

     Finite lived intangible assets as of March 31, 2003, subject to amortization expense, are comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Patents	$8,218,000	$(3,023,000)	$5,195,000
Non-compete and consulting agreements	2,308,727	(2,113,277)	195,450
Debt issuance costs	1,650,087	(950,991)	699,096
Other	212,702	(32,217)	180,485

Total	$12,389,516	$(6,119,485)	$6,270,031

     Amortization expense for finite lived intangible assets was $378,083 for the three months ended March 31, 2003. The expected amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Remaining 2003	$1,027,764
2004	1,037,275
2005	659,233
2006	599,724
2007	599,724
2008	599,724
Thereafter	1,746,587

$6,270,031

     The changes in the net carrying amount of goodwill during the three months ended March 31, 2002 are as follows:

	Manufacturing	Distribution
	Segment	Segment	Total

Balance as of January 1, 2002	$15,650,356	$16,101,903	$31,752,259
Impairment losses		(16,101,903)	(16,101,903)

Balance as of March 31, 2002	$15,650,356	$—	$15,650,356

     During the first quarter of 2003, the Company acquired a portion of the business of one of its former independent distributors, which consisted of inventory, a non-compete agreement and a customer list in the amounts of $56,245, $143,135 and $143,134, respectively, and ended its relationship with the distributor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

     For a discussion of critical accounting policies utilized by the Company, see the Form 10-K. Since the date of the Form 10-K, there has been no material change in the Company’s critical accounting policies.

Results of Operations

First Quarter of 2003 Compared to First Quarter of 2002

     Net Sales. Net sales increased 38.7% to $6.1 million in the first quarter of 2003 from $4.4 million in the first quarter of 2002. The increase in sales is primarily attributable to the continuing sales growth from the Company’s new products, including LifeGuard™, LifeJet™ F-16 and LifeValve®. In addition, there was overall sales growth resulting from the Company’s direct sales expansion program implemented in late 2002 in which a larger portion of the Company’s sales is derived from its direct sales force, as compared to the past, which featured a larger mix of distributors and direct sales representatives.

     Gross Profit. Gross profit increased 60.8% to $3.6 million in the first quarter of 2003, from $2.3 million in the first quarter of 2002. Gross margin percentage increased to 59.7% in the first quarter of 2003 from 51.5% in the first quarter of 2002. The increase in gross profit is the result of increased sales, and the increase in gross margin percentage is the result of favorable manufacturing production efficiencies and a favorable change in product mix as well as lower distributor rebates for the first quarter of 2003 compared to the first quarter of 2002.

     Selling, General and Administrative Expenses. Selling, General and Administrative expenses (“SG&A”) decreased to $3.6 million in the first quarter of 2003 from $5.6 million in the first quarter of 2002. The decrease in SG&A was attributable to recapitalization expenses of approximately $2.6 million incurred in the first quarter of 2002 as a result of the Company’s recapitalization transaction in March 2002. Exclusive of the Recapitalization expenses, SG&A increased approximately $600,000 in the first quarter of 2003 from the first quarter of 2002. This increase is primarily the result of higher selling expenses resulting from the Company’s direct sales expansion program, including salaries, travel, and other selling expenses. SG&A expenses decreased as a percentage of net sales to 59.9% in the first quarter of 2003 from 128.2% in the first quarter of 2002 due to increased sales as well as the Recapitalization expenses incurred in the first quarter of 2002.

     Interest Expense. Interest expense, net of interest income, decreased slightly by $10,146 from $637,808 in the first quarter of 2002 to $627,662 in the first quarter of 2003. This decrease is the result of lower debt outstanding and offset by increased deferred loan costs during the first quarter of 2003 as compared to the first quarter of 2002, both as a result of the Company’s recapitalization in March 2002.

     Discontinued Operations. Income from operations of the Company’s discontinued distribution segment (Stepic) was $31,155 for the first quarter of 2002. The Company sold Stepic on September 3, 2002.

     Income Taxes. The Company generated an income tax benefit of approximately $625,000 during the first quarter of 2003, which was reduced fully by a valuation allowance established on the Company’s deferred tax assets generated by the income tax benefit. The income tax benefit for the first quarter of 2003 consists of the federal and state benefits, adjusted for certain nondeductible items, reduced by a valuation allowance on the Company’s deferred tax assets. The Company’s taxable income generated as a result of the extinguishment of the BofA Credit Facility pursuant to the Recapitalization in the first quarter of 2002 was fully offset by a net operating loss carryforward upon which a valuation allowance had previously been established in 2001. As a result of the conversion of debt to common shares with the Recapitalization, the Company may have had a change in control for income tax purposes. Section 382 of the Internal Revenue Code of 1986, as amended, restricts the utilization of net operating loss (“NOL”) carryforwards and the benefit of certain built in losses when there has been a change in control as defined in the tax code. The Company’s NOL of approximately $18.8 million and the majority of the tax loss for the first quarter of 2003 of approximately $1.6 million are subject to this restriction. Management is in the process of determining whether the conversion triggered a change in control, and additionally, is calculating the tax implications of the potential change of control.

     Extraordinary Loss. The Company recorded an extraordinary loss of approximately $6.6 million on the extinguishment of its BofA debt as a result of the recapitalization transaction during the first quarter of 2002.

     Goodwill Impairment Loss. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company recognized an impairment loss of approximately $16.1 million related to its distribution reporting unit. The Company has identified two reporting units, the aforementioned manufacturing unit and the distribution unit. These reporting units are consistent with the Company’s previously identified reportable segments under SFAS No. 131. In applying the transitional impairment model prescribed by SFAS 142, the Company used a discounted cash flow model to determine the fair value of the net assets of each of the Company’s reporting units. Significant assumptions utilized in the model were revenue growth rates, gross margin percentages, depreciation and amortization, capital expenditures, working capital requirements, and the appropriate discount rate. The fair value of the Company’s distribution reporting unit’s net assets were less than the carrying value of those net assets; thus, the Company proceeded to step 2 of the SFAS No. 142 impairment model, whereby the Company allocated that fair value to the reporting unit’s tangible and intangible net assets. The Company utilized various methods to determine the fair value of the distribution unit’s identifiable intangible assets, including discounted cash flows, royalty savings method, and the cost approach. Significant assumptions used in valuing these intangible assets included price premiums, expected effective tax rates, the discount rate, remaining useful lives of intangible assets, royalty rates, and residual values. A comparison of the implied fair value of goodwill, calculated from the allocation of fair value described above, to the carrying net book value of goodwill at January 1, 2002 yielded the impairment charge described above. The Company applied the same methodology to its manufacturing unit and concluded that the goodwill associated with that reporting unit was not impaired.

Liquidity and Capital Resources

     The Company’s principal capital requirements are to fund working capital requirements and capital expenditures for its existing facility. Historically, the Company has used cash generated by operations, bank financing and, in 1998, proceeds from its initial public equity offering to fund its capital requirements. Additionally, the Company requires capital to finance accounts receivable and inventory. The Company’s working capital requirements vary from period to period depending on its production volume, the timing of shipments and the payment terms offered to its customers.

     Net cash used in operating activities was $1,076 for the first quarter of 2003 compared with approximately $2.4 million for the first quarter of 2002. The decrease in cash used in operations during 2003 compared to 2002 was primarily attributable to the recapitalization transaction expenses paid in 2002, as well as the decreased loss from operations in 2003 compared to 2002 (see above description in “Results of Operations”).

     Net cash (used in) provided by investing activities was approximately ($158,000) for the first quarter of 2003 compared to $262,000 for the first quarter of 2002. Cash used in investing activities in 2003 consisted of cash paid for the acquisition of intangible assets as a result of the Company’s acquisition of a portion of the business of one of its former independent distributors. In addition, cash used in investing activities in both 2003 and 2002 included capital expenditures for the Company’s facilities. Cash provided by investing activities in 2003 consisted of cash proceeds from the payment on the note (as described below) issued in connection with the sale of the Company’s distribution segment (Stepic). Cash provided by investing activities in 2002 consisted of cash proceeds from the CEO and President for payment of their shareholder notes outstanding.

     Net cash (used in) provided by financing activities was approximately ($457,000) for the first quarter of 2003 compared to approximately $39,000 for the first quarter of 2002. Financing activities in 2003 consisted of principal payments of long-term debt. Financing activities in 2002 substantially consisted of debt issuance costs paid as part of the Recapitalization of approximately $1.5 million as well as net proceeds from the issuance of long-term debt and payment of debt on the Company’s BofA Credit Facility, both pursuant to the Recapitalization.

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

     The following is a summary of the key provisions of the Recapitalization:

     On March 19, 2002, the Company completed an arrangement with ComVest, LaSalle Business Credit, Inc. (“LaSalle”), and Medtronic Inc. (“Medtronic”) to recapitalize the Company by extinguishing all of the Company’s senior debt and warrants held by Bank of America and substantially reducing the Company’s total outstanding debt. Pursuant to the Recapitalization, the Company issued the Convertible Notes in the amount of $15 million to ComVest, Medtronic and other investors, assumed a $2 million Junior Note payable to Bank of America (the “Junior Note”), and entered into a new revolving and term loan facility (the “LaSalle Credit

Facility”) for up to $22 million, of which approximately $1.6 million was outstanding as of December 31, 2002. The following is a summary of the key provisions of the Recapitalization:

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

     On March 18, 2002, the Company entered into the LaSalle Credit Facility pursuant to a loan and security agreement (the “Loan Agreement”) with Standard Federal Bank National Association (“SFB”), acting by and through LaSalle, as SFB’s agent (collectively the “Lender”). Under the Loan Agreement, the Lender provided a $20 million Revolving Loan and a $2 million Term Loan. Effective December 23, 2002, in connection with the December Amendment (as defined below), the revolving loan limit was reduced to $10 million. The Company used the proceeds to repay the Bridge Loan and expenses related to the Recapitalization and will use the remaining proceeds for working capital and general corporate purposes. Both loan facilities will bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below). As collateral, the Company granted a security interest in all of the Company’s present and future assets, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located. The Loan Agreement contains affirmative and negative covenants as well as financial maintenance covenants (as discussed below).

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

     The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of March 31, 2003 and December 31, 2002, the Company had $2.7 million and $2.1 million, respectively, available for borrowing under the revolving portion of the Loan Agreement. As of March 31, 2003 and December 31, 2002, the Company had $1.3 million and $1.5 million, respectively, in borrowings outstanding under the Term Loan. The Company had no borrowings under the revolving loan as of March 31, 2003 and approximately $128,000 in borrowings outstanding under the revolving loan as of December 31, 2002. As of March 31, 2003, the Company believes it was in compliance with all such covenants set forth in the Loan Agreement, as amended by the December Amendment.

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

     The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556 commencing April 2002. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment on the Termination Date, the due date is accelerated as a result of an Event of Default, the Company gives 90-days notice of its intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date (March 15, 2004) of the Convertible Notes at least thirty days past the date of the original term (March 17, 2005) or any applicable renewal term.

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

     Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company has used a portion of the remaining proceeds for working capital purposes. Additionally, as required pursuant to a letter agreement among the Company, ComVest and Medtronic, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of proceeds from the sale of Stepic. This operating plan and budget, together with the use of proceeds, was approved by ComVest and Medtronic and was subsequently ratified by the Company’s board of directors. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement. (See Note 15 of the notes to the Company’s audited consolidated financial statements contained in the Company’s Form 10-K).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. Borrowings under the LaSalle Credit Facility accrue interest at annual rate of prime plus 2%, plus an additional 2% upon the occurrence of an event of default thereunder. As of March 31, 2003, the Company had approximately $1.3 million outstanding under the LaSalle Credit Facility. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the additional interest expense would be considered immaterial to the Company’s interim condensed consolidated financial position, results of operations and cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See “Item 3. Legal Proceedings” in the Form 10-K for the fiscal year ended December 31, 2002 for a discussion of legal proceedings affecting the Company. There have been no material developments in such legal proceedings since the filing of the Form 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF FUNDS

     In the first quarter of 2003, the Company issued an aggregate of 2,750,000 shares of its common stock upon conversion of the Company’s Senior Subordinated Convertible Notes issued in March 2002 in connection with the Recapitalization. The issuance of these shares of common stock upon conversion was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Note 4 herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Shareholders was held on May 13, 2003.

(b)	Not applicable.

(c)	The following proposals were submitted to the shareholders of the Company:

(1)	The election of seven directors. The vote on this proposal was:

	For	Abstain

H. Ross Arnold, III	25,207,067	65,050
Harold Blue	25,207,067	65,050
James E. Brands	25,207,067	65,050
Marshall B. Hunt	25,089,667	182,450
William E. Peterson, Jr.	25,091,867	180,250
Robert D. Tucker	25,207,067	65,050
A. Gordon Tunstall	25,171,067	101,050

(2) A proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ended December 31, 2003. The vote on this proposal was:

For	Against	Abstain

25,265,044	6,200	873

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

Exhibit
Number		Description of Exhibits

3.1	—	Restated and Amended Articles of Incorporation of the Company, as amended to date, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of the Company, as amended to date, filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

4.1	—	See Articles 2, 3, 7 and 9 of the Restated and Amended Articles of Incorporation, as amended, filed as Exhibit 3.1 and Articles I and VII of the Amended and Restated Bylaws filed as Exhibit 3.2, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

4.2	—	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.3	—	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.

10.1	—	Amendment to Employment Agreement, dated March 7, 2003, between the Company and William E. Peterson, Jr., filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.2	—	Option Agreement, dated February 25, 2003 between the Company and Marshall B. Hunt, filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.3	—	Option Agreement, dated February 25, 2003 between the Company and William E. Peterson, Jr., filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

99.1	—	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On April 25, 2003, the Company furnished a Current Report on Form 8-K relating to the initial release of the Company’s results of operations for the quarter ended March 31, 2003.

HORIZON MEDICAL PRODUCTS, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON MEDICAL PRODUCTS, INC.

(Registrant)

May 15, 2003	/s/ Julie F. Lancaster Vice President — Finance (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Marshall B. Hunt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Horizon Medical Products, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Marshall B. Hunt Marshall B. Hunt Chairman of the Board and Chief Executive Officer

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Julie F. Lancaster, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Horizon Medical Products, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Julie F. Lancaster Julie F. Lancaster Vice President – Finance (Principal Financial Officer)