Form 10-Q
period 2003-06-30
HORIZON MEDICAL PRODUCTS INC
filed 2003-08-14
CIK 1052958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes    No   X

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 14, 2003 was 36,209,076.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

     The financial statements listed below are included on the following pages of this Quarterly Report on Form 10-Q:

•	Interim Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002

•	Interim Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002

•	Interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002

•	Notes to Interim Condensed Consolidated Financial Statements

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
( UNAUDITED)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$2,571,529	$3,711,514
Accounts receivable - trade, net	3,853,502	3,037,974
Inventory, net	5,364,439	5,607,965
Prepaid expenses and other current assets	752,940	515,077

Total Current Assets	12,542,410	12,872,530
Property and equipment, net	2,130,046	2,199,307
Goodwill, net	15,650,356	15,650,356
Intangible assets, net	5,924,448	6,361,844
Other assets	134,184	106,088

Total Assets	$36,381,444	$37,190,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,419,100	$807,146
Accrued salaries and commissions	432,804	279,346
Accrued interest	93,636	122,645
Other accrued expenses	611,404	651,199
Current portion of long-term debt	16,535,147	1,552,782

Total current liabilities	19,092,091	3,413,118
Long-term debt, net of current portion	2,906,150	18,341,903
Other liabilities	97,564	104,963

Total Liabilities	22,095,805	21,859,984

Commitments and contingent liabilities (Note 6)
Shareholder’s Equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value per share; 100,000,000 shares authorized, 36,165,876 and 33,415,876 shares issued and outstanding as of June 30, 2003 and December 31, 2002	36,166	33,416
Additional paid-in capital	74,864,139	74,839,389
Shareholders’ note receivable	(170,831)	(170,831)
Accumulated deficit	(60,443,835)	(59,371,833)

Total shareholders’ equity	14,285,639	15,330,141

Total liabilities & shareholders’ equity	$36,381,444	$37,190,125

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
( UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$6,618,538	$6,194,020	$12,706,054	$10,585,241
Cost of goods sold	2,709,570	2,690,897	5,162,729	4,820,964

Gross profit	3,908,968	3,503,123	7,543,325	5,764,277
Selling, general and administrative expenses	3,721,431	3,466,128	7,366,481	9,094,538

Income (loss) from operations	187,537	36,995	176,844	(3,330,261)

Other income (expense):
Interest expense, net	(596,484)	(746,199)	(1,224,146)	(1,384,007)
Other income (expense):	(10,451)	(5,366)	(24,700)	(8,826)

	(606,935)	(751,565)	(1,248,846)	(1,392,833)

Loss from continuing operations	(419,398)	(714,570)	(1,072,002)	(4,723,094)
Discontinued operations:
Income from operations of discontinued distribution segment	—	430,387	—	461,542
Extraordinary loss on extinguishment of debt	—	—	—	(6,641,015)
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 8)	—	—	—	(16,101,900)

Net loss	$(419,398)	$(284,183)	$(1,072,002)	$(27,004,467)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.01)	$(0.04)	$(0.03)	$(0.31)
Income from operations of discontinued distribution segment	$—	$0.02	$—	$0.03
Extraordinary loss on extinguishment of debt	—	—	—	(0.44)
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	—	—	(1.06)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(1.78)

Weighted average common shares outstanding - basic and diluted	36,165,876	16,311,676	35,041,567	15,129,630

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	($1,072,002)	($27,004,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	329,382	377,764
Amortization of intangibles	723,665	743,509
Non-cash compensation charge	0	1,555,468
Impairment charge	0	16,101,900
Loss on extinguishment of debt	0	5,443,515
(Increase) decrease in operating assets and liabilities, net:
Accounts receivable, trade	(815,528)	(79,978)
Inventories	243,526	1,161,484
Prepaid expenses and other assets	(507,649)	(469,609)
Accounts payable, trade	611,954	(170,450)
Accrued expenses and other liabilities	77,255	(587,127)

Net cash used in operating activities	(409,397)	(2,927,991)

Cash flows from investing activities:
Capital expenditures	(260,121)	(186,374)
Acquisition of intangible assets	(286,269)
Cash proceeds from disposition of distribution segment	241,690
Proceeds from shareholders’ notes receivable		445,109

Net cash (used in) provided by investing activities	(304,700)	258,735

Cash flows from financing activities:
Proceeds from issuance of long term debt	464,540	58,140,719
Principal payments on long term debt	(890,428)	(56,277,299)
Change in restricted cash	0	(298,252)
Debt issuance costs	0	(1,450,087)

Net cash (used in) provided by financing activities	(425,888)	115,081

Net decrease in cash and cash equivalents	(1,139,985)	(2,554,175)
Cash and cash equivalents, beginning of period	3,711,514	2,748,617

Cash and cash equivalents, end of period	$2,571,529	$194,442

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

     The condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (collectively, the “Company”) at December 31, 2002 has been derived from the Company’s audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and instructions to Form 10-Q. The interim condensed consolidated financial statements at June 30, 2003, and for the three and six months ended June 30, 2003 and 2002 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Form 10-K”), including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

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

     In April 2002, the FASB issued SFAS No. 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The impact of adopting SFAS 145 did not have a material effect on the Company’s financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe SFAS No. 148 will have a material effect on its financial statements.

     The FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, in April 2003. Statement 149:

•	clarifies implementation issues raised by constituents regarding the following:

•	what is meant by an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors;

•	what is meant by underlying; and

•	how to identify a derivative that contains a financing element;

•	amends Statement 133, Accounting for Derivative Instruments and Hedging Activities (AC Section D50), to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133’s conclusions, were considered by the Board to be preferable;

•	amends Statement 133’s discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option; and

•	amends other pronouncements.

     The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date, except for the following:

•	guidance incorporated from FASB Staff Implementation Issues that was effective for periods beginning prior to June 15, 2003 should continue to be applied according to the effective dates in those issues; and

•	guidance relating to forward purchase and sale agreements involving when-issued securities should be applied to both existing contracts and new contracts entered into after June 30, 2003.

     The Company does not believe that Statement 149 will have a material effect on its financial statements.

     The FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in May 2003. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings.

     Statement 150 requires an issuer to classify the following financial instruments as liabilities:

•	mandatorily redeemable preferred and common stocks;

•	forward purchase contracts that obligate the issuer to repurchase shares of its stock by transferring assets;

•	freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets; and

•	freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

•	a fixed monetary amount known at inception;

•	variations in something other than the issuer’s shares, such as the price of gold multiplied by a fixed notional amount; and

•	variations inversely related to changes in the value of the issuer’s shares, such as a written put option that can be net share settled.

     Statement 150 is effective immediately for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) entered into or modified after May 31, 2003. It is effective for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) issued on or before May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. Finally, it is effective for mandatorily redeemable financial instruments issued by nonpublic companies for fiscal years beginning after December 15, 2003. The effect of adopting Statement 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted.

     The Company does not believe Statement 150 will have a material effect on its financial statements.

     As of June 30, 2003, the Company has a stock-based employee compensation plan, the 1998 Stock Incentive Plan (the “Incentive Plan”), as described in Note 9 of the Company’s consolidated financial statements included in the Form 10-K. The Company applies APB No. 25 and related interpretations in accounting for the Incentive Plan, which is an acceptable method for accounting for stock-based employee compensation, despite the adoption of SFAS No. 123. Accordingly, no compensation expense has been recognized by the Company for fixed stock option awards under the

Incentive Plan. Had compensation expense for options granted under the Incentive Plan and outside of the Incentive Plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net Loss:
As reported	$(419,398)	$(284,183)	$(1,072,002)	$(27,004,467)
Pro Forma	$(886,806)	$(954,095)	$(1,863,394)	$(28,022,582)
Net Loss per share - basic and diluted
As reported	$(0.01)	$(0.02)	$(0.03)	$(1.78)
Pro Forma	$(0.02)	$(0.06)	$(0.05)	$(1.85)

     Through September 3, 2002, the Company operated as two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company, as well as products manufactured by third parties on behalf of the Company. The Company sold its distribution business on September 3, 2002 and currently operates as only the manufacturing segment. As a result of the sale, the results of operations of the distribution segment have been reclassed and are included in discontinued operations on the Company’s interim condensed consolidated statement of operations for the three and six months ended June 30, 2002.

     The Company’s operations are located in the United States, except for a sales office in Belgium. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three and six months ended June 30, 2003 and 2002 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

United States	$6,154,017	$5,753,416	$11,802,516	$9,668,329
Foreign	464,521	440,604	903,538	916,912

Consolidated Net Sales	$6,618,538	$6,194,020	$12,706,054	$10,585,241

     The table below presents net sales by major product category for the three and six months ended June 30, 2003 and 2002:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Ports	$4,580,062	$4,966,725	$9,130,083	$8,381,150
Port Accessories	804,585	454,302	1,388,703	832,087
Catheters	797,705	949,389	1,565,695	1,679,494
Pumps	299,667	0	299,667	0
All other	136,519	(176,396)	321,906	(307,490)

Consolidated Net Sales	$6,618,538	$6,194,020	$12,706,054	$10,585,241

2.	Inventories

     A summary of inventories is as follows:

	June 30, 2003	December 31, 2002

Raw Materials	$3,620,004	$3,273,806
Work in process	414,494	347,622
Finished Goods	3,721,009	4,517,675

	$7,755,507	$8,139,103
Less inventory reserves	(2,391,068)	(2,531,138)

	$5,364,439	$5,607,965

3.	Earnings Per Share

     A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months			For the Six Months
	Ended June 30, 2003			Ended June 30, 2003

	Loss from			Loss from
	Continuing			Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

EPS — basic and diluted	$(419,398)	36,165,876	$(0.01)	$(1,072,002)	35,041,567	$(0.03)

	For the Three Months			For the Six Months
	Ended June 30, 2002			Ended June 30, 2002

	Loss from			Loss from
	Continuing			Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

EPS — basic and diluted	$(714,570)	16,311,676	$(0.04)	$(4,723,094)	15,129,630	$(0.31)

     Options to purchase 8,794,717 shares of common stock and warrants to purchase 873,619 shares of common stock were outstanding as of June 30, 2003, but are not included in the computation of the June 30, 2003 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $0.43 to $14.63 and expire between 2008 and 2013. Warrants to purchase 748,619 shares of common stock have an exercise price of $0.01 and expire in 2012. Warrants to purchase 25,000 shares of common stock have an exercise price of $1.22 and expire in 2011. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.93 and expire in 2005. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.69 and expire in 2006.

     As discussed in Note 4 to these interim condensed consolidated financial statements contained elsewhere in this Form 10-Q, the Company has issued Senior Subordinated Convertible Notes (the “Convertible Notes”), a portion of which is convertible into a maximum of 27,000,000 shares of common stock. As of June 30, 2003, there were 9,900,000 shares of common stock issued and outstanding as a result of conversion of a portion of Convertible Notes held by the Additional Note Purchasers (as defined in Note 4 below) and 9,900,000 shares of common stock outstanding as a result of conversion of a portion of Convertible Notes held by ComVest Venture Partners, L.P. (“ComVest”). The remaining 7,200,000 shares of common stock issuable upon conversion of Convertible Notes held by one noteholder are excluded from the computation of the June 30, 2003 diluted EPS because the effect would be anti-dilutive.

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

     On March 1, 2002, the Company entered into certain agreements with ComVest, an affiliate of Commonwealth Associates L.P. (“Commonwealth”) to recapitalize the Company (the “Recapitalization”). The Company completed the Recapitalization on March 16, 2002 and the Forbearance Agreement between the Company and Bank of America, N.A. (“Bank of America” or “BofA”) dated March 30, 2001, as subsequently amended (the “Forbearance Agreement”), was terminated as of March 15, 2002. The Forbearance Agreement is described below.

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

     Also, if the Company defaults under the Note Purchase Agreement, it will be in default under the Loan Agreement with LaSalle (as described below) pursuant to the cross-default provisions contained therein. At June 30, 2003, the aggregate amount of indebtedness which would be subject to acceleration under the Note Purchase Agreement, the Company’s credit facility with LaSalle (as described below) and the Junior Note (as described below), causing the same to become immediately due and payable, was approximately $17.9 million. The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares. If this $270,000 is converted, the Company will still be obligated to repay, in the aggregate, $14,730,000 to the holders of the Convertible Notes. As of June 30, 2003, an aggregate of 19,800,000 shares of the Company’s common stock had been issued to holders of the Convertible Notes upon conversion thereof.

     This 27,000,000 shares also includes 3,300,000 shares of common stock which were issued to ComVest upon conversion of the Bridge Note (as described below) in the third quarter of 2002. Under the conversion terms, if the principal amount of the Additional Notes, together with all interest due, were paid in full on or before 30 days following March 16, 2002, the Closing Date for the transaction, then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. The Additional Notes were not repaid by April 15, 2002 and have not been repaid as of the date of this report. As of June 30, 2003, there were 9,900,000 shares of common stock issued and outstanding as a result of conversion of a portion of Convertible Notes held by the Additional Note Purchasers and 9,900,000 shares of common stock outstanding as a result of conversion of a portion of Convertible Notes held by ComVest. The remaining 7,200,000 shares of common stock issuable upon conversion of Convertible Notes are held by Medtronic. The terms of the applicable conversion periods and conversion amounts for the Convertible Notes held by Medtronic are as follows:

Maximum Conversion Amount
During Applicable Period (all
shares exercisable
Applicable Period	at $0.01 per share)*

April 16, 2002 through March 16, 2004	1.5% of $4 million

March 16, 2003 through March 16, 2004	An additional 0.3% of $4 million if the Convertible Note held by ComVest and the Additional Notes held by the Additional Note Purchasers have not been repaid.

*      As of the date of the filing of this report, the Company had not repaid any principal under the Additional Notes.

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

     The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of June 30, 2003 and December 31, 2002, the Company had $3.0 million and $2.1 million, respectively, available for borrowing under the revolving portion of the Loan Agreement. As of June 30, 2003 and December 31, 2002, the Company had $1.2 million and $1.5 million, respectively, in borrowings outstanding under the Term Loan. The Company had no borrowings outstanding under the revolving loan as of June 30, 2003 and approximately $128,000 in borrowings outstanding under the revolving loan as of December 31, 2002. As of June 30, 2003, the Company believes it was in compliance with all covenants in the Loan Agreement (as amended by the December Amendment) set forth above.

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

     As of December 31, 2001, $3,465,874 was outstanding under the Working Capital Loans, and $36,518,039, was outstanding under the Acquisition Loans, each as defined in the BofA Credit Facility. No funds were available for borrowing under the BofA Credit Facility as of December 31, 2001, except as may be available under the sweep arrangement described below. In addition, the Company had an outstanding standby letter of credit of $144,000 as of December 31, 2001. The letter of credit, which had terms through January 2002, collateralized the Company’s obligations to a third party in connection with an acquisition (see Note 12 of the Company’s consolidated financial statements included in the Form 10-K).

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

     The Company had unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable. The notes require annual payments of interest at 8% beginning on September 28, 1997 and were amended in September 2001 to extend the maturity date from 2000 to December 31, 2002. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets. In March 2002, approximately $342,000 was paid to the Company by the CEO and the President in full settlement of their outstanding balances, which included accrued interest. The loans payable by the former Vice Chairman of the Board remain outstanding in the principal amount of $112,613, plus accrued interest receivable of $58,218 as of June 30, 2003. Subsequent to June 30, 2003, these notes were amended to provide for payment by the former Vice Chairman of the Board of principal and interest outstanding under the notes in 12 equal monthly installments, commencing on July 15, 2003.

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

     During 2002, Tunstall Consulting, Inc., an affiliate of Gordon Tunstall, a director of the Company, provided consulting services to the Company with respect to financial and certain related matters, including the Recapitalization. In the six months ended June 30, 2002, the Company incurred fees of $318,185 to Tunstall Consulting for consulting services rendered to the Company in connection with the Recapitalization. The Company incurred no Recapitalization-related expenses to Tunstall Consulting in the six months ended June 30, 2003.

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

     The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $170,484 and $282,000 as of June 30, 2003 and December 31, 2002, respectively, related to amounts to be rebated to the various distributors.

     The Company is party to numerous agreements which contain certain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events, as defined, occur.

     In November 2002, the Company was served with a complaint filed in the United States District Court for the Northern District of Georgia by Chepstow Limited (“Chepstow”) against the Company, its Chief Executive Officer, Marshall B. Hunt, its President, William E. Peterson, Jr., and members of Mr. Hunt’s family and a family limited partnership established by Mr. Hunt and his wife. Chepstow alleged that it had a judgment on a promissory note against Mr. Hunt, that it is engaging in post-judgment collection efforts, and that the defendant parties in this action had engaged with Mr. Hunt in fraudulent conveyances of Mr. Hunt’s assets. Specifically, with respect to the Company, Chepstow alleged that, in March 2002, Mr. Hunt transferred 225,000 shares of the Company’s common stock to his family limited partnership, that such transfer was a fraudulent conveyance under Georgia law, that the Company assisted in such transfer, and that the Company engaged in an unlawful conspiracy to hinder, delay or defraud Chepstow as Mr. Hunt’s creditor. Chepstow sought to void such transfers and injunctive relief, compensatory damages, and punitive damages from the defendants, including the Company. The Company filed a motion to dismiss the action against the Company. In July 2003, the court granted the Company’s motion to dismiss and dismissed the lawsuit against all parties. In August 2003, plaintiff filed a Notice of Appeal with respect to the court's dismissal.

     Pursuant to the terms of the Note Purchase Agreement, the holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment (see Note 4 to these interim condensed consolidated financial statements). As of June 30, 2003 and December 31, 2002, respectively, there were 9,900,000 and 8,250,000 shares outstanding as a result of conversions by the Additional Note Purchasers and 9,900,000 and 8,800,000 shares outstanding as a result of conversions by ComVest.

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

     On April 15, 2003, the Company entered into the Second Amendment (the “Amendment”) to Co-Promotion Agreement with Medtronic, and on April 17, 2003, the Company entered into the Exclusive Distributor Agreement with Medtronic (“Distributor Agreement”). Under the Distributor Agreement, the Company became the exclusive distributor commencing June 1, 2003 in the United States for Medtronic’s IsoMed® constant flow infusion system for the delivery of chemotherapy agents for use in hepatic arterial infusion therapy for patients with colorectal liver cancer. The term of the Distributor Agreement is for three years through May 31, 2006 with two renewal terms of one year each unless either party terminates the relationship prior to the commencement of either renewal term. Under the Amendment, the IsoMed® infusion system was removed from the Co-Promotion Agreement (leaving the Medtronic SynchroMed® infusion system for the treatment of malignant pain as the only product under the Co-Promotion Agreement) and the compensation structure in the Co-Promotion Agreement was modified.

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

     Net sales and income from the discontinued operations of the distribution reporting unit for the three and six months ended June 30, 2002 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Net Sales	$8,191,382	$16,295,598
Income from discontinued operations	430,387	461,542

     The major classes of assets and liabilities disposed of were as follows at September 3, 2002:

Accounts, receivable, net	$6,602,504
Inventory	$9,117,434
Prepaid expenses and other assets	$1,100,030
Property and equipment, net	$115,628
Intangibles, net	$25,703
Accounts payable	$7,518,071
Accrued expenses and other liabilities	$336,823

     Goodwill of $16.1 million for the Stepic distribution segment was written off in the six months ended June 30, 2002 as part of the Company’s adoption of SFAS No. 142 (see Notes 1 and 8 to these interim condensed consolidated financial statements contained herein).

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

     A summary of the Company’s intangible assets as of June 30, 2003 is as follows:

     Indefinite lived intangible assets:

Goodwill	$15,650,356

     Finite lived intangible assets as of June 30, 2003, subject to amortization expense, are comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Patents	$8,218,000	$(3,172,930)	$5,045,070
Non-compete and consulting agreements	2,308,727	(2,156,348)	152,379
Debt issuance costs	1,650,087	(1,076,986)	573,101
Other	212,702	(58,804)	153,898

Total	$12,389,516	$(6,465,068)	$5,924,448

     Amortization expense for finite lived intangible assets was $345,583 and $723,665 for the three and six months ended June 30, 2003. The expected amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Remaining 2003	$682,181
2004	1,037,275
2005	659,233
2006	599,724
2007	599,724
2008	599,724
Thereafter	1,746,587

$5,924,448

     There was no change in carrying values of the Company’s goodwill for the six months ended June 30, 2003.

     During the six months ended June 30, 2003, the Company acquired a portion of the business of one of its former independent distributors, which consisted of inventory, a non-compete agreement and a customer list in the amounts of $56,245, $143,135 and $143,134, respectively, and ended its relationship with the distributor.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

     For a discussion of critical accounting policies utilized by the Company, see the Form 10-K. Since the date of the Form 10-K, there has been no material change in the Company’s critical accounting policies.

Results of Operations

Second Quarter of 2003 Compared to Second Quarter of 2002

     Net Sales. Net sales increased 6.8% to $6.6 million in the second quarter of 2003 from $6.2 million in the second quarter of 2002. The increase in sales is primarily attributable to the continuing sales growth from the Company’s new products, including LifeGuard(TM) and the addition of the Isomed HAI product line. In addition, there was overall sales growth resulting from the Company’s direct sales expansion program implemented in late 2002 in which a larger portion of the Company’s sales is derived from its direct sales force, as compared to the past, which featured a larger mix of distributors rather than direct sales representatives.

     Gross Profit. Gross profit increased 11.5% to $3.9 million in the second quarter of 2003, from $3.5 million in the second quarter of 2002. Gross margin percentage increased to 59.0% in the second quarter of 2003 from 56.6% in the second quarter of 2002. The increase in gross profit is the result of increased manufacturing efficiencies and a favorable change in product mix.

     Selling, General and Administrative Expenses. Selling, General and Administrative expenses (“SG&A”) increased to $3.7 million in the second quarter of 2003 from $3.5 million in the second quarter of 2002. The increase in SG&A was attributable to increased research and development expenses and increased costs associated with the direct sales expansion program implemented in late 2002. These increases were partially offset by Recapitalization expenses of approximately $212,000 which were incurred in the second quarter of 2002 and were not recurring in 2003. These factors were the primary causes of SG&A expenses increasing as a percentage of net sales to 56.2% in the second quarter of 2003 from 55.9% in the second quarter of 2002.

     Interest Expense. Interest expense, net of interest income, decreased by $149,715 from $746,199 in the second quarter of 2002 to $596,484 in the second quarter of 2003. This decrease is the result of result of lower debt outstanding and lower deferred loan costs.

     Discontinued Operations. Income from operations of the Company’s discontinued distribution segment (Stepic) was $430,387 for the second quarter of 2002. The Company sold Stepic on September 3, 2002.

     Income Taxes. The Company generated an income tax benefit of approximately $492,000 during the second quarter of 2003, which was reduced fully by a valuation allowance established on the Company’s deferred tax assets generated by the income tax benefit. The income tax benefit for the second quarter of 2003 consists of the federal and state benefits, adjusted for certain nondeductible items, reduced by a valuation allowance on the Company’s deferred tax assets. As a result of the conversion to common stock of debt issued in the Recapitalization in 2002, the Company may have had a change in control for income tax purposes. Section 382 of the Internal Revenue Code of 1986, as amended, restricts the utilization of net operating loss (“NOL”) carryforwards and the benefit of certain built in losses when there has been a change in control as defined in the tax code. The Company’s NOL of approximately $18.8 million and the majority of the tax loss for the second three months of 2003 of approximately $1.3 million are subject to this restriction. Management is in the process of determining whether the conversion triggered a change in control, and additionally, is calculating the tax implications of the potential change of control.

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

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Net Sales. Net sales increased 20.0% to $12.7 million for the six months ended June 30, 2003 from $10.6 million for the six months ended June 30, 2002. This increase is primarily attributable to continued growth in sales from new products introduced in the second half of 2002 and the addition of the Isomed HAI product line in June 2003. In addition, there was overall sales growth resulting from the Company’s direct sales expansion program implemented in late 2002 in which a larger portion of the Company’s sales is derived from its direct sales force, as compared to the past, which featured a larger mix of distributors rather than direct sales representatives.

     Gross Profit. Gross profit increased 30.9% to $7.5 million for the six months ended June 30, 2003 from $5.8 million for the six months ended June 30, 2002. Gross margin percentage increased to 59.3% in 2003 from 54.5% in 2002. The increase in gross profit is the result of increased manufacturing efficiencies and a favorable change in product mix.

     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $1.7 million or 19.0% to approximately $7.4 million for the six months ended June 30, 2003 compared with $9.1 million for the six months ended June 30, 2002. This decrease is attributable to $2.8 million of Recapitalization expenses incurred in 2002, which were not recurring in 2003. Exclusive of Recapitalization-related expenses, SG&A increased approximately $1.1 million for the six months ended June 30, 2003 from the six months ended June 30, 2002. The increase in SG&A was attributable to increased research and development expenses and increased costs associated with the direct sales expansion program implemented in late 2002. SG&A expenses decreased as a percentage of net sales to 57.9% for the six months ended June 30, 2003 from 85.9% for the six months ended June 30, 2002. This decrease is primarily due to the Recapitalization expenses incurred in the six months ended June 30, 2002.

     Discontinued Operations. Income from operations of the Company’s discontinued distribution segment (Stepic) was $461,542 for the six months ended June 30, 2002. The Company sold Stepic on September 3, 2002.

     Interest Expense. Interest expense, net of interest income, decreased to approximately $1.2 million in the six months ended June 30, 2003 compared to approximately $1.4 million in the six months ended June 30, 2002. The decrease for the six months ended June 30, 2003 is due primarily to lower outstanding debt.

     Income Taxes. The Company generated an income tax benefit of approximately $1.1 million during the first six months of 2003, which was reduced fully by a valuation allowance established on the Company’s deferred tax assets generated by the income tax benefit. The income tax benefit for the first six months of 2003 consists of the federal and state benefits, adjusted for certain nondeductible items, reduced by a valuation allowance on the Company’s deferred tax assets. The Company’s taxable income generated as a result of the extinguishment of the BofA Credit Facility pursuant to the Recapitalization in the first six months of 2002 was fully offset by a net operating loss carryforward upon which a valuation allowance had previously been established in 2001. As a result of the conversion to common stock of debt issued in the Recapitalization, the Company may have had a change in control for income tax purposes. Section 382 of the Internal Revenue Code of 1986, as amended, restricts the utilization of NOL carryforwards and the benefit of certain built in losses when there has been a change in control as defined in the tax code. The Company’s NOL of approximately $18.8 million and the majority of the tax loss for the first six months of 2003 of approximately $2.9 million are subject to this restriction. Management is in the process of determining whether the conversion triggered a change in control, and additionally, is calculating the tax implications of the potential change of control.

     Extraordinary Loss. The Company recorded an extraordinary loss of approximately $6.6 million on the extinguishment of its BofA debt as a result of the recapitalization transaction during the six months ended June 30, 2002. The Company did not report an extraordinary loss during the six months ended June 30, 2003.

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

     Net cash used in operating activities was $409,397 for the six months ended June 30, 2003 compared with approximately $2.9 million for the six months ended June 30, 2002. The decrease in cash used in operations during 2003 compared to 2002 was primarily attributable to the Recapitalization transaction expenses paid in 2002.

     Net cash (used in) investing activities was approximately $304,700 for the six months ended June 30, 2003, as compared to cash provided by investing activities of $258,735 for the six months ended June 30, 2002. Cash used in investing activities in 2003 consisted of capital expenditures and acquisition of intangibles assets as a result of the Company’s acquisition of a portion of the business of one of its former independent distributors. The decrease in cash provided by investing activities during 2003 compared to 2002 was attributable to 2002 proceeds from shareholders note receivables.

     Net cash (used in) financing activities was approximately $425,888 for the six months ended June 30, 2003 compared to cash provided by financing activities of approximately $115,081 for the six months ended June 30, 2002. Financing activities in 2003 consisted of principal payments of long-term debt. Financing activities in 2002 substantially consisted of debt issuance costs paid as part of the

Recapitalization of approximately $1.5 million as well as net proceeds from the issuance of long-term debt and payment of debt on the Company’s BofA Credit Facility, both pursuant to the Recapitalization. The increase in cash used in financing activities during 2003 compared to 2002 was attributable to the Recapitalization.

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

As of June 30, 2003 and December 31, 2002, the Company had $3.0 million and $2.1 million, respectively, available for borrowing under the revolving portion of the Loan Agreement. As of June 30, 2003 and December 31, 2002, the Company had $1.2 million and $1.5 million, respectively, in borrowings outstanding under the Term Loan. The Company had no borrowings under the revolving loan as of June 30, 2003 and approximately $128,000 in borrowings outstanding under the revolving loan as of December 31, 2002. As of June 30, 2003, the Company believes it was in compliance with all such covenants set forth in the Loan Agreement, as amended by the December Amendment.

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

     Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company has used a portion of the remaining proceeds for working capital purposes. Additionally, as required pursuant to a letter agreement among the Company, ComVest and Medtronic, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of proceeds from the sale of Stepic. This operating plan and budget, together with the use of proceeds, was approved by ComVest and Medtronic and was subsequently ratified by the Company’s board of directors. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement. (See Note 15 of the notes to the Company’s audited consolidated financial statements contained in the Form 10-K).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. Borrowings under the LaSalle Credit Facility accrue interest at annual rate of prime plus 2%, plus an additional 2% upon the occurrence of an event of default thereunder. As of June 30, 2003, the Company had approximately $1.2 million outstanding under the LaSalle Credit Facility. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2003, the additional interest expense would be considered immaterial to the Company’s interim condensed consolidated financial position, results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and principal financial officer and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls during the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See “Item 3. Legal Proceedings” in the Form 10-K for the fiscal year ended December 31, 2002 for a discussion of legal proceedings affecting the Company. Except as described in Note 6 to these unaudited condensed consolidated financial statements included in this report, the contents of which are incorporated into this Item 1 by reference, there have been no material developments in such legal proceedings since the filing of the Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For the results of the Company’s Annual Meeting of Shareholders held on May 13, 2003, see Item 4 of Part II of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit
Number	Description of Exhibits

3.1 —	Restated and Amended Articles of Incorporation of the Company, as amended to date, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

3.2 —	Amended and Restated Bylaws of the Company, as amended to date, filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

4.1 —	See Articles 2, 3, 7 and 9 of the Restated and Amended Articles of Incorporation, as amended, filed as Exhibit 3.1 and Articles I and VII of the Amended and Restated Bylaws filed as Exhibit 3.2, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

4.2 —	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.3 —	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.

10.1 —	Second Amendment to Co-Promotion Agreement between the Registrant and Medtronic, Inc., dated April 15, 2003.

10.2 —	Exclusive Distributor Agreement, effective as of April 17, 2003, by and between the Registrant and Medtronic, Inc.

Exhibit
Number	Description of Exhibits

10.3 —	Amendment to Employment Agreement between the Company and William E. Peterson, Jr., dated June 17, 2003.

10.4 —	Amendment to Employment Agreement between the Company and Robert R. Singer, dated June 21, 2003.

10.5 —	Common Stock Purchase Warrant, dated as of June 17, 2003, by and between the Registrant and Lippert/Heilshorn & Associates, Inc.

10.6 —	Amendment to Promissory Note of Roy C. Mallady, Jr. payable to the order of the Registrant in the principal amount of $77,612.43, dated as of July 15, 2003.

10.7 —	Amendment to Promissory Note of Roy C. Mallady, Jr. payable to the order of the Registrant in the principal amount of $35,000.00, dated as of July 15, 2003.

31.1 —	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On April 25, 2003, the Company furnished a Current Report on Form 8-K relating to the initial release of the Company’s results of operations for the quarter ended March 31, 2003. On August 6, 2003, the Company furnished a Current Report on Form 8-K relating to the initial release of the Company’s results of operations for the quarter ended June 30, 2003.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Horizon Medical Products, Inc.

/s/ Elaine Swygert

Elaine Swygert
Corporate Controller (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

Dated: August 14, 2003