Form 10-Q
period 2003-09-30
HORIZON MEDICAL PRODUCTS INC
filed 2003-11-14
CIK 1052958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of November 14, 2003 was 43,409,076.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

INDEX

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements (unaudited)
Interim Condensed Consolidated Balance Sheets
Interim Condensed Consolidated Statements of Operations
Interim Condensed Consolidated Statements of Cash Flows
Notes to Interim Condensed Consolidated Financial Statements
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
ITEM 4.	Controls and Procedures
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings
ITEM 6.	Exhibits and Reports on Form 8-K
SIGNATURE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

     The financial statements listed below are included on the following pages of this Quarterly Report on Form 10-Q:

•	Interim Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002

•	Interim Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002

•	Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

•	Notes to Interim Condensed Consolidated Financial Statements

Horizon Medical Products, Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets

		September 30,	December 31,
		2003	2002

		(Unaudited)
ASSETS
Current Assets:
	Cash and cash equivalents	$1,994,655	$3,711,514
	Accounts receivable - trade, net	4,296,811	3,037,974
	Inventory, net	5,733,346	5,607,965
	Prepaid expenses and other current assets	508,254	515,077

	Total Current Assets	12,533,066	12,872,530
	Property and equipment, net	2,079,726	2,199,307
	Goodwill, net	15,650,356	15,650,356
	Intangible assets, net	5,648,013	6,361,844
	Other assets	21,828	106,088

	Total Assets	$35,932,989	$37,190,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
	Accounts payable - trade	$1,342,071	$807,146
	Accrued salaries and commissions	583,691	279,346
	Accrued interest	97,285	122,645
	Other accrued expenses	433,171	651,199
	Current portion of long-term debt	1,549,406	1,552,782

	Total current liabilities	4,005,624	3,413,118
	Long-term debt, net of current portion	17,407,978	18,341,903
	Other liabilities	93,865	104,963

	Total Liabilities	21,507,467	21,859,984

Commitments and contingent liabilities (Note 6)
Shareholders’ Equity:
	Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
	Common stock, $.001 par value per share; 100,000,000 shares
	authorized, 36,209,076 and 33,415,876 shares
	issued and outstanding as of September 30, 2003 and December 31, 2002	36,209	33,416
	Additional paid in capital	74,889,368	74,839,389
	Shareholders’ note receivable	(128,963)	(170,831)
	Accumulated deficit	(60,371,092)	(59,371,833)

	Total shareholders’ equity	14,425,522	15,330,141

	Total liabilities & shareholders’ equity	$35,932,989	$37,190,125

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$7,544,515	$5,317,271	$20,250,569	$15,902,512
Cost of goods sold	3,002,909	2,065,796	8,165,638	6,886,760

Gross profit	4,541,606	3,251,475	12,084,931	9,015,752
Selling, general and administrative expenses	3,867,781	3,411,335	11,234,262	12,505,868

Income (loss) from operations	673,825	(159,860)	850,669	(3,490,116)

Other income (expense):
Interest expense, net	(589,330)	(723,605)	(1,813,476)	(2,107,300)
Other income (expense)	(11,752)	(1,656)	(36,452)	(10,482)

	(601,082)	(725,261)	(1,849,928)	(2,117,782)

Income (loss) from continuing operations	72,743	(885,121)	(999,259)	(5,607,898)
Discontinued operations:
Income from operations of discontinued distribution segment	—	3,828,854	—	4,290,394
Extraordinary loss on extinguishment of debt	—	—	—	(6,641,015)
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	—	—	(16,101,900)

Net Income (loss)	$72,743	$2,943,733	$(999,259)	$(24,060,419)

Basic and diluted earnings per share:
Loss from continuing operations	$0.00	$(0.05)	$(0.03)	$(0.35)
Income from operations of discontinued distribution segment	—	0.22	—	0.27
Extraordinary loss on extinguishment of debt	—	—	—	(0.42)
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	—	—	(1.01)

Net loss per share - basic and diluted	$0.00	$0.17	$(0.03)	$(1.51)

Weighted average common shares outstanding - basic and diluted	36,196,763	17,519,556	35,430,864	15,935,027

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(999,259)	$(24,060,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	482,339	557,797
Amortization of intangibles	1,070,175	1,144,205
Non-cash compensation charge	0	1,555,468
Impairment charge	0	16,101,900
Loss on extinguishment of debt	0	5,443,515
Gain on disposition of distribution segment	0	(3,451,317)
Loss on sale of property and equipment	0	3,071
(Increase) decrease in operating assets and liabilities, net:
Accounts receivable, trade	(1,258,837)	(82,613)
Inventories	(125,381)	548,887
Prepaid expenses and other assets	(150,607)	(168,240)
Accounts payable, trade	534,925	(419,927)
Accrued expenses and other liabilities	49,859	181,043

Net cash used in operating activities	(396,786)	(2,646,630)

Cash flows from investing activities:
Capital expenditures	(362,758)	(295,600)
Acquisition of intangible assets	(356,344)	(134,568)
Cash proceeds from disposition of distribution segment	241,690	11,116,000
Proceeds from shareholders’ notes receivable	41,868	445,109
Proceeds from sale of property and equipment	0	8,000

Net cash (used in) provided by investing activities	(435,544)	11,138,941

Cash flows from financing activities:
Proceeds from issuance of long term debt	467,678	68,499,120
Principal payments on long term debt	(1,377,479)	(73,823,394)
Change in restricted cash	0	(547,731)
Debt issuance costs	0	(1,450,087)
Exercise of stock options	25,272	0

Net cash used in financing activities	(884,529)	(7,322,092)

Net increase (decrease) in cash and cash equivalents	(1,716,859)	1,170,219
Cash and cash equivalents, beginning of period	3,711,514	2,748,617

Cash and cash equivalents, end of period	$1,994,655	$3,918,836

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

     The condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (collectively, the “Company”) at December 31, 2002 has been derived from the Company’s audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and instructions to Form 10-Q. The interim condensed consolidated financial statements at September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Form 10-K”), including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supercedes Auditing Practices Board (“APB”) No. 17 and requires that: (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company recognized an estimated impairment loss of approximately $16.1 million related to its distribution reporting unit. In addition, the Company ceased amortization of its goodwill. The Company’s goodwill amortization was approximately $1.3 million and $1.7 during the years ended December 31, 2001 and 2000, respectively. See Note 8 for the Company’s expected future amortization charges after the adoption of SFAS No. 142.

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

     As of September 30, 2003, the Company has a stock-based employee compensation plan, the 1998 Stock Incentive Plan (the “Incentive Plan”), as described in Note 9 of the Company’s consolidated financial statements included in the Form 10-K. The Company applies APB No. 25 and related interpretations in accounting for the Incentive Plan, which is an acceptable method for accounting for stock-based employee compensation, despite the adoption of SFAS No. 123. Accordingly, no compensation expense has been recognized by the Company for fixed stock option awards under the

Incentive Plan. Had compensation expense for options granted under the Incentive Plan and outside of the Incentive Plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net Income (Loss):
As reported	$72,743	$2,943,733	$(999,259)	$(24,060,419)
Pro Forma	$(399,271)	$2,843,779	$(2,262,469)	$(25,178,488)
Net Loss per share - basic and diluted
As reported	$0.00	$0.17	$(0.03)	$(1.51)
Pro Forma	$(0.01)	$0.16	$(0.06)	$(1.58)

     Through September 3, 2002, the Company operated as two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company, as well as products manufactured by third parties on behalf of the Company. The Company sold its distribution business on September 3, 2002 and currently operates as only the manufacturing segment. As a result of the sale, the results of operations of the distribution segment have been reclassed and are included in discontinued operations on the Company’s interim condensed consolidated statement of operations for the three and nine months ended September 30, 2002.

     The Company’s operations are located in the United States, except for a sales office in Belgium. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three and nine months ended September 30, 2003 and 2002 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

United States	$7,068,779	$4,876,639	$18,871,295	$14,544,968
Foreign	475,736	440,632	1,379,274	1,357,544

Consolidated Net Sales	$7,544,515	$5,317,271	$20,250,569	$15,902,512

     The table below presents net sales by major product category for the three and nine months ended September 30, 2003 and 2002:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Ports	$4,657,448	$4,142,047	$13,787,531	$12,187,689
Port Accessories	833,316	461,821	2,222,019	1,251,970
Catheters	936,666	608,463	2,502,361	2,246,017
Pumps	756,180	0	1,055,847	0
All other	360,905	104,940	682,811	216,836

Consolidated Net Sales	$7,544,515	$5,317,271	$20,250,569	$15,902,512

2. Inventories

     A summary of inventories is as follows:

	September 30, 2003	December 31, 2002

Raw Materials	$3,197,786	$3,273,806
Work in process	487,096	347,622
Finished Goods	4,180,487	4,517,675

	$7,865,369	$8,139,103
Less inventory reserves	(2,132,023)	(2,531,138)

	$5,733,346	$5,607,965

3. Earnings Per Share

     A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months			For the Nine Months
	Ended September 30, 2003			Ended September 30, 2003

	Income from			Loss from
	Continuing			Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

EPS - basic and diluted	$72,743	36,196,763	$0.00	$(999,259)	35,430,864	$(0.03)

	For the Three Months			For the Nine Months
	Ended September 30, 2002			Ended September 30, 2002

	Loss from			Loss from
	Continuing			Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

EPS - basic and diluted	$(885,121)	17,519,556	$(0.05)	$(5,607,898)	15,935,027	$(0.35)

     Options to purchase 8,752,217 shares of common stock and warrants to purchase 873,619 shares of common stock were outstanding as of September 30, 2003, but are not included in the computation of the September 30, 2003 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $0.43 to $14.63 and expire between 2008 and 2013. Warrants to purchase 748,619 shares of common stock have an exercise price of $0.01 and expire in 2012. Warrants to purchase 25,000 shares of common stock have an exercise price of $1.22 and expire in 2011. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.93 and expire in 2005. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.69 and expire in 2006.

     As discussed in Note 4 to these interim condensed consolidated financial statements contained elsewhere in this Form 10-Q, the Company has issued Senior Subordinated Convertible Notes (the “Convertible Notes”), a portion of which is convertible into a maximum of 27,000,000 shares of common stock. As of September 30, 2003, there were 9,900,000 shares of common stock issued and outstanding as a result of conversion of a portion of Convertible Notes held by the Additional Note Purchasers (as defined in Note 4 below) and 9,900,000 shares of common stock outstanding as a result of conversion of a portion of Convertible Notes held by ComVest Venture Partners, L.P. (“ComVest”). The remaining

7,200,000 shares of common stock issuable upon conversion of Convertible Notes held by one noteholder are excluded from the computation of the September 30, 2003 diluted EPS because the effect would be anti-dilutive. This noteholder converted $72,000 of indebtedness under the Convertible Notes into such 7,200,000 shares of common stock on November 12, 2003.

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

     Under the Note Purchase Agreement, the Events of Default include, but are not limited to, failure to pay an obligation when due, failure to comply with obligations under the Securityholders Agreement (the “Securityholders Agreement”) or the Co-Promotion Agreement with Medtronic (as described below), breach of any covenant which remains uncured for 15 days, bankruptcy, a change of control and failure to obtain shareholder approval of certain proposals related to the Recapitalization at the Company’s 2002 annual meeting of shareholders (the “2002 Annual Meeting”) within 195 of the closing date of the Recapitalization (March 16, 2002). On September 17, 2002, at the 2002 Annual Meeting, the Company’s shareholders approved all such proposals relating to the Recapitalization. Generally, upon an Event of Default, the holders of a majority of the aggregate principal amount of Convertible Notes outstanding may declare the unpaid principal and interest on the Notes immediately due and payable. Additionally, Medtronic may, upon a breach by HMP of its obligations (after applicable cure periods) under the Co-Promotion Agreement or a breach of covenants in the Convertible Notes held by Medtronic, declare the unpaid principal and interest on such Notes immediately due and payable.

     Also, if the Company defaults under the Note Purchase Agreement, it will be in default under the Loan Agreement with LaSalle (as described below) pursuant to the cross-default provisions contained therein. At September 30, 2003, the aggregate amount of indebtedness which would be subject to acceleration under the Note Purchase Agreement, the Company’s credit facility with LaSalle (as described below) and the Junior Note (as described below), causing the same to become immediately due and payable, was approximately $17.7 million. The holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares. If this $270,000 is converted, the Company will still be obligated to repay, in the aggregate, $14,730,000 to the holders of the Convertible Notes. As of September 30, 2003, an aggregate of 19,800,000 shares of the Company’s common stock had been issued to holders of the Convertible Notes upon conversion thereof. Subsequent to September 30, 2003, the remaining 7,200,000 shares issuable under the Convertible Notes were issued.

     This 27,000,000 shares also includes 3,300,000 shares of common stock which were issued to ComVest upon conversion of the Bridge Note (as described below) in the third quarter of 2002. Under the conversion terms, if the principal amount of the Additional Notes, together with all interest due, were paid in full on or before 30 days following March 16, 2002, the Closing Date for the transaction, then the maximum aggregate number of shares of common stock that all the Convertible Notes may be converted into is 22,500,000. The Additional Notes were not repaid by April 15, 2002 and have not been repaid as of the date of this report. As of September 30, 2003, there were 9,900,000 shares of common stock issued and outstanding as a result of conversion of a portion of Convertible Notes held by the Additional Note Purchasers and 9,900,000 shares of common stock outstanding as a result of conversion of a portion of Convertible Notes held by ComVest. The remaining 7,200,000 shares of common stock issuable upon conversion of Convertible Notes are held by Medtronic and were converted by Medtronic on November 12, 2003. The terms of the applicable conversion periods and conversion amounts for the Convertible Notes held by Medtronic are as follows:

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

*     As of the date of the filing of this report, the Company had not repaid any principal under the

Additional Notes.

     Subsequent to the quarter ended September 30, 2003, Medtronic exercised its right to convert $72,000 aggregate principal amount of its Convertible Notes into 7,200,000 shares of the Company’s common stock.

     The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months of the closing date of the Note Purchase Agreement, with a prepayment penalty of 5% between months 12 to 15, a prepayment penalty of 10% between months 15 to 24 and no prepayment penalty after 24 months.

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

     Effective October 31, 2003, the Company entered into an agreement with Medtronic and ComVest, representing the holders of Convertible Notes, to extend the maturity date of the Convertible Notes from March 16, 2004 to July 16, 2005. The Company’s Interim Condensed Consolidated Balance Sheets for the period ending September 30, 2003 reflect this extension in maturity date of the Company’s Convertible Notes in the classification of current and long term debt.

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

     The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of September 30, 2003 and December 31, 2002, the Company had $3.1 million and $2.1 million, respectively, available for borrowing under the revolving portion of the Loan Agreement. As of September 30, 2003 and December 31, 2002, the Company had $1.0 million and $1.5 million, respectively, in borrowings outstanding under the Term Loan. The Company had no borrowings outstanding under the revolving loan as of September 30, 2003 and approximately $128,000 in borrowings outstanding under the revolving loan as of December 31, 2002. As of September 30, 2003, the Company believes it was in compliance with all covenants in the Loan Agreement (as amended by the December Amendment) set forth above.

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

     The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556 commencing April 2002. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment on the Termination Date, the due date is accelerated as a result of an Event of Default, the Company gives 90-days notice of its intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date (March 15, 2004) of the Convertible Notes at least thirty days past the date of the original term (March 17, 2005) or any applicable renewal term. Effective October 31, 2003, the Company, ComVest and Medtronic agreed to extend the maturity date of the Convertible Notes to July 16, 2005.

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

5. Related-Party Transactions

     In connection with the Recapitalization in March 2002, the Company entered into an expense guaranty with the CEO under which he received 150,000 shares of the Company’s common stock in exchange for agreeing to reimburse ComVest for up to a maximum of $400,000 of its transaction expenses in the event that the Recapitalization was not consummated. The value of these shares of common stock was $130,500 on the date of issuance. Also, pursuant to an advance note, the CEO received 75,000 shares of the Company’s common stock in exchange for advancing to the Company $17,500 in transaction expenses associated with the Recapitalization. The value of these shares of common stock was $62,250 on the date of issuance.

     The Company had unsecured loans to the CEO, the President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable. The notes require annual payments of interest at 8% beginning on September 28, 1997 and were amended in September 2001 to extend the maturity date from 2000 to December 31, 2002. The notes and related accrued interest were recorded as contra-equity in the consolidated balance sheets. In March 2002, approximately $342,000 was paid to the Company by the CEO and the President in full settlement of their outstanding balances, which included accrued interest. During the third quarter of 2003, the notes that are payable by the former Vice Chairman of the Board were amended to provide for payment by the former Vice Chairman of the Board of principal and interest outstanding under the notes in 12 equal monthly installments, commencing on July 15, 2003. The loans payable by the former Vice Chairman of the Board remain outstanding in the principal amount of $85,300, plus accrued interest receivable of $43,663 as of September 30, 2003.

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

     During 2002, Tunstall Consulting, Inc., an affiliate of Gordon Tunstall, a director of the Company, provided consulting services to the Company with respect to financial and certain related matters, including the Recapitalization. In the nine months ended September 30, 2002, the Company incurred fees of $318,185 to Tunstall Consulting for consulting services rendered to the Company in connection with the Recapitalization. The Company incurred approximately $66,000 in fees to Tunstall Consulting for services related to the extension of the maturity date of the Company’s Convertible Notes as described in Note 4, above, in the nine months ended September 30, 2003. The fees will be amortized over the life of the extension of the maturity date of the Company’s Convertible Notes. The amortization is included in Note 8.

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

     The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. As a result of these guarantees, the Company has accrued approximately $20,965 and $282,000 as of September 30, 2003 and December 31, 2002, respectively, related to amounts to be rebated to the various distributors. The Company has reduced the number of distributors to which these rebates are due, which resulted in a lower accrual amount as of September 30, 2003.

     The Company is party to numerous agreements which contain certain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events, as defined, occur.

     In November 2002, the Company was served with a complaint filed in the United States District Court for the Northern District of Georgia by Chepstow Limited (“Chepstow”) against the Company, its Chief Executive Officer, Marshall B. Hunt, its President, William E. Peterson, Jr., and members of Mr. Hunt’s family and a family limited partnership established by Mr. Hunt and his wife. Chepstow alleged that it had a judgment on a promissory note against Mr. Hunt, that it is engaging in post-judgment collection efforts, and that the defendant parties in this action had engaged with Mr. Hunt in fraudulent conveyances of Mr. Hunt’s assets. Specifically, with respect to the Company, Chepstow alleged that, in March 2002, Mr. Hunt transferred 225,000 shares of the Company’s common stock to his family limited partnership, that such transfer was a fraudulent conveyance under Georgia law, that the Company assisted in such transfer, and that the Company engaged in an unlawful conspiracy to hinder, delay or defraud Chepstow as Mr. Hunt’s creditor. Chepstow sought to void such transfers and injunctive relief, compensatory damages, and punitive damages from the defendants, including the Company. The Company filed a motion to dismiss the action against the Company. In July 2003, the court granted the Company’s motion to dismiss and dismissed the lawsuit against all parties. In August 2003, plaintiff filed a Notice of Appeal with respect to the court’s dismissal and the Company has filed its brief in connection with such appeal.

     Pursuant to the terms of the Note Purchase Agreement, the holders of the Convertible Notes have the right to convert in the aggregate a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares, subject to a downward adjustment (see Note 4 to these interim condensed consolidated financial statements). As of September 30, 2003 and December 31, 2002, respectively, there were 9,900,000 and

8,250,000 shares outstanding as a result of conversions by the Additional Note Purchasers and 9,900,000 and 8,800,000 shares outstanding as a result of conversions by ComVest.

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

       On April 15, 2003, the Company entered into the Second Amendment (the “Amendment”) to Co-Promotion Agreement with Medtronic, and on April 17, 2003, the Company entered into the Exclusive Distributor Agreement with Medtronic (“Distributor Agreement”). Under the Distributor Agreement, the Company became the exclusive distributor commencing June 1, 2003 in the United States for Medtronic’s IsoMed(R) constant flow infusion system for the delivery of chemotherapy agents for use in hepatic arterial infusion therapy for patients with colorectal liver cancer. The term of the Distributor Agreement is for three years through May 31, 2006 with two renewal terms of one year each unless either party terminates the relationship prior to the commencement of either renewal term. Under the Amendment, the IsoMed(R) infusion system was removed from the Co-Promotion Agreement (leaving the Medtronic SynchroMed(R) infusion system for the treatment of malignant pain as the only product under the Co-Promotion Agreement) and the compensation structure in the Co-Promotion Agreement was modified.

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

     Net sales and income from the discontinued operations of the distribution reporting unit for the three and nine months ended September 30, 2002 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Net Sales	$5,961,852	$21,987,450
Income from discontinued
operations	$3,828,854	$4,290,394

     The major classes of assets and liabilities disposed of were as follows at September 3, 2002:

Accounts, receivable, net	$6,602,504
Inventory	$9,117,434
Prepaid expenses and other assets	$1,100,030
Property and equipment, net	$115,628
Intangibles, net	$25,703
Accounts payable	$7,518,071
Accrued expenses and other liabilities	$336,823

     Goodwill of $16.1 million for the Stepic distribution segment was written off in the nine months ended September 30, 2002 as part of the Company’s adoption of SFAS No. 142 (see Notes 1 and 8 to these interim condensed consolidated financial statements contained herein).

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

     A summary of the Company’s intangible assets as of September 30, 2003 is as follows:

     Indefinite lived intangible assets:

Goodwill	$15,650,356

     Finite lived intangible assets as of September 30, 2003, subject to amortization expense, are comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Patents	$8,218,000	$(3,322,859)	$4,895,141
Non-compete and consulting agreements	2,308,727	(2,194,000)	114,727
Debt issuance costs	1,720,162	(1,209,325)	510,837
Other	212,702	(85,394)	127,308

Total	$12,459,591	$(6,811,578)	$5,648,013

     Amortization expense for finite lived intangible assets was $346,509 and $1,070,175 for the three and nine months ended September 30, 2003. The expected amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Remaining 2003	$335,670
2004	1,089,833
2005	676,748
2006	599,724
2007	599,724
2008	569,159
Thereafter	1,777,155

$5,648,013

     The changes in the net carrying amount of the Company’s goodwill for the nine months ended September 30, 2003 are as follows:

	Manufacturing	Distribution
	Segment	Segment	Total

Balance as of January 1, 2002	$15,650,356	$16,101,903	$31,752,259
Impairment losses	—	(16,101,903)	(16,101,903)

Balance as of June 30, 2002	$15,650,356	$—	$15,650,356

     During the nine months ended September 30, 2003, the Company acquired a portion of the business of one of its former independent distributors, which consisted of inventory, a non-compete agreement and a customer list in the amounts of $56,245, $143,135 and $143,134, respectively, and ended its relationship with the distributor. As discussed in Note 5, during the three months ended September 30, 2003, the Company incurred approximately $66,000 in fees to Tunstall Consulting for services related to the extension of the maturity date of the Company’s Convertible Notes, which will be amortized over the life of the extension of the maturity date. Approximately $4,000 in additional professional fees were incurred for services related to this extension and will also be amortized over the life of the extension of the maturity date.

9. Shareholders’ Equity

     As described in Notes 3, 4 & 6, as a result of the conversion of a portion of the Convertible Notes, Common Stock increased by $2,750 and Additional Paid in Capital increased by $24,750 during the nine months ended September 30, 2003. The exercise of stock options added $43 and $25,229 to Common Stock and Additional Paid in Capital, respectively. The repayment of Notes Receivable by a former Vice Chairman of the Board, as discussed in Note 5, reduced the Shareholder Note receivable in the equity section, by $41,868 during the nine months ended September 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

     For a discussion of critical accounting policies utilized by the Company, see the Form 10-K. Since the date of the Form 10-K, there has been no material change in the Company’s critical accounting policies.

Results of Operations

Third Quarter of 2003 Compared to Third Quarter of 2002

     Net Sales. Net sales increased 42% to $7.5 million for the third quarter of 2003 from $5.3 million for the third quarter of 2002. This increase is primarily attributable to continued growth in new product sales into the oncology market by the Company’s direct sales organization. New products include the LifeGuard™ Huber Safety Needle, Medtronic’s IsoMed ®Hepatic Arterial Infusion (HAI) product line and the new LifeValve® Platinum CVC. The recently released LifeJet™ F-16 hemodialysis catheter also has contributed to the sales growth.

     Gross Profit. Gross profit increased to $4.5 million, or 60% of net sales, for the third quarter of 2003 from $3.25 million, or 61% of net sales, for the third quarter of 2002. The increase in gross profit can be attributed to the increased sales and increased manufacturing efficiencies, while the change in product mix caused the gross profit margin percentage to decrease in the third quarter of 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased to approximately $3.9 million for the third quarter of 2003 compared with $3.4 million for the third quarter of 2002. This increase is attributable to higher research and development costs and to costs associated with the Company’s direct sales expansion program. These increases were offset by Recapitalization-related expenses of approximately $200,000 incurred in the third quarter of 2002 which were not recurring in 2003. However, SG&A as a percentage of net sales decreased to 51% for the third quarter of 2003 from 64% for the third quarter of 2002 due to the non-recurring Recapitalization-related expenses and a continued focus on expense control.

     Interest Expense. Interest expense, net of interest income, decreased by $134,275 from $723,605 for the third quarter of 2002 to $589,330 for the third quarter of 2003. This decrease is the result of lower debt outstanding and lower deferred loan costs.

     Discontinued Operations. Income from operations of the Company’s discontinued distribution segment (Stepic) was $3.8 million for the third quarter of 2002. The Company sold Stepic on September 3, 2002.

     Income Taxes. While the Company reported net income for GAAP purposes for the three months ended September 30, 2003, the Company expects to have a taxable loss for the year. Accordingly, no provision for income taxes is necessary as of September 30, 2003. As a result of the conversion to common stock of debt issued in the Recapitalization in 2002, the Company may have had a change in control for income tax purposes. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), restricts the utilization of net operating loss (“NOL”) carryforwards and the benefit of certain built in losses when there has been a change in control as defined in the Code. The Company’s NOL is subject to this restriction. Management is in the process of determining whether the conversion triggered a change in control, and additionally, is calculating the tax implications of the potential change of control.

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

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Net Sales. Net sales increased $4.4 million, or 27%, to $20.3 million for the nine months ended September 30, 2003 from $15.9 million for the nine months ended September 30, 2002. This increase is primarily attributable to continued growth in sales from new products introduced in the second half of 2002, the recent introduction of new products including the LifeValve® Platinum CVC and recently released LifeJet™ F-16 hemodialysis catheter, combined with the addition of Medtronic’s IsoMed® HAI product line in June 2003. In addition, there was overall sales growth resulting from the Company’s direct sales expansion program implemented in late 2002 in which a larger portion of the Company’s sales is derived from its direct sales force, as compared to the past, which featured a larger mix of distributors and direct sales representatives.

     Gross Profit. Gross profit increased 34% to $12 million for the nine months ended September 30, 2003 from $9 million for the nine months ended September 30, 2002. Gross margin percentage increased to 60% in the nine months ended September 30, 2003 from 57% in the nine months ended September 30, 2002. The increase in gross profit percentage is the result of increased manufacturing efficiencies and the increase in net sales derived from the Company’s direct sales force versus the mix of distributor sales in the previous year.

     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $1.2 million to approximately $11.2 million for the nine months ended September 30, 2003 compared with $12.5 million for the nine months ended September 30, 2002. This decrease is attributable to approximately $3.0 million of Recapitalization-related expenses incurred in 2002, which were not recurring in 2003. Exclusive of Recapitalization-related expenses, SG&A increased approximately $1.7 million for the nine months ended September 30, 2003 compared to the nine months ended September 30,

2002.     The increase in SG&A was attributable to increased research and development expenses and increased costs associated with the direct sales expansion program implemented in late 2002.

     SG&A expenses decreased as a percentage of net sales to 55% for the nine months ended September 30, 2003 from 79% for the nine months ended September 30, 2002. This decrease is due to the Recapitalization-related expenses incurred in the nine months ended September 30, 2002. Exclusive of these Recapitalization-related expenses, SG&A decreased to 55% of net sales for the nine months ended September 30, 2003 from 60% of net sales for the nine months ended September 30, 2002. This decrease is due to the continued focus on expense control throughout 2003 combined with the economies associated with increased sales over a stable support base.

     Discontinued Operations. Income from operations of the Company’s discontinued distribution segment (Stepic) was $4.3 million for the nine months ended September 30, 2002. The Company sold Stepic on September 3, 2002.

     Interest Expense. Interest expense, net of interest income, decreased to approximately $1.8 million in the nine months ended September 30, 2003 compared to approximately $2.1 million in the nine months ended September 30, 2002. The decreased for the nine months ended September 30, 2003 is due primarily to lower outstanding debt.

     Income Taxes. The Company generated an income tax loss during the first nine months of 2003, which was reduced by a valuation allowance on the Company’s deferred tax assets. The Company’s taxable income generated as a result of the extinguishment of the BofA Credit Facility pursuant to the Recapitalization in the first nine months of 2002 was fully offset by a net operating loss carryforward upon which a valuation allowance had previously been established in 2001. As a result of the conversion to common stock of debt issued in the Recapitalization, the Company may have had a change in control for income tax purposes. Section 382 of the Code restricts the utilization of NOL carryforwards and the benefit of certain built in losses when there has been a change in control as defined in the tax code. The Company’s NOL and the majority of the tax loss for the first nine months of 2003 are subject to this restriction. Management is in the process of determining whether the conversion triggered a change in control, and additionally, is calculating the tax implications of the potential change of control.

     Extraordinary Loss. The Company recorded an extraordinary loss of approximately $6.6 million on the extinguishment of its BofA debt as a result of the Recapitalization transaction during the nine months ended September 30, 2002. The Company did not report an extraordinary loss during the nine months ended September 30, 2003.

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

     Net cash used in operating activities was $396,786 for the nine months ended September 30, 2003 compared with $2.6 million for the nine months ended September 30, 2002. The decrease in cash used in operations during 2003 compared to 2002 was primarily attributable to the Recapitalization-related transaction expenses paid in 2002, which were offset by increases in accounts receivable and decreases in accounts payable.

     Net cash used in investing activities was $435,544 for the nine months ended September 30, 2003, as compared to cash provided by investing activities of approximately $11.1 million for the nine months ended September 30, 2002. Cash used in investing activities in 2003 consisted of capital expenditures and acquisition of intangibles assets as a result of the Company’s acquisition of a portion of the business of one of its former independent distributors. The decrease in cash provided by investing activities during 2003 compared to 2002 was attributable to 2002 proceeds from the disposition of distribution segment and from proceeds from shareholders note receivables.

     Net cash used in financing activities was $884,529 for the nine months ended September 30, 2003 compared to net cash used in financing activities of approximately $7.3 million for the nine months ended September 30, 2002. Financing activities in 2003 consisted primarily of principal payments of long-term debt. Financing activities in 2002 substantially consisted of debt issuance costs paid as part of the Recapitalization of approximately $1.5 million as well as net proceeds from the issuance of long-term debt and payment of debt on the Company’s BofA Credit Facility, both pursuant to the Recapitalization. The decrease in cash used in financing activities during 2003 compared to 2002 was attributable to the Recapitalization.

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

      Effective October 31, 2003, the Company entered into an agreement with Medtronic and ComVest, representing the holders of Convertible Notes, to extend the maturity date of the Convertible Notes from March 16, 2004 to July 16, 2005. The Company’s Interim Condensed Consolidated Balance Sheets for the period ending September 30, 2003 reflect this extension in maturity date of the Company’s Convertible Notes in classification of current and long term debt.

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

     The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of September 30, 2003 and December 31, 2002, the Company had $3.1 million and $2.1 million, respectively, available for borrowing under the revolving portion of the Loan Agreement. As of September 30, 2003 and December 31, 2002, the Company had $1.0 million and $1.5 million, respectively, in borrowings outstanding under the Term Loan. The Company had no borrowings under the revolving loan as of September 30, 2003 and approximately $128,000 in borrowings outstanding under the revolving loan as of December 31, 2002. As of September 30, 2003, the Company believes it was in compliance with all such covenants set forth in the Loan Agreement, as amended by the December Amendment.

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

     The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556 commencing April 2002. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment on the Termination Date, the due date is accelerated as a result of an Event of Default, the Company gives 90-days notice of its intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date (March 15, 2004) of the Convertible Notes at least thirty days past the date of the original term (March 17, 2005) or any applicable renewal term. Effective October 31, 2003, the Company, ComVest and Medtronic agreed to extend the maturity date of the Convertible Notes to July 16, 2005.

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

     As of the date of this filing, the Company has complied with all of the requirements of the Loan Agreement and currently does not have any borrowings under the Revolving Loan. The Company believes it has available cash resources to meet its working capital needs through fiscal year 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. Borrowings under the LaSalle Credit Facility accrue interest at annual rate of prime plus 2%, plus an additional 2% upon the occurrence of an event of default thereunder. As of September 30, 2003, the Company had approximately $1.0 million outstanding under the LaSalle Credit Facility. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2003, the additional interest expense would be considered immaterial to the Company’s interim condensed consolidated financial position, results of operations and cash flows.

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

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and principal financial officer and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls during the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See “Item 3. Legal Proceedings” in the Form 10-K for the fiscal year ended December 31, 2002 for a discussion of legal proceedings affecting the Company. Except as described in Note 6 to these unaudited condensed consolidated financial statements included in this report, the contents of which are incorporated into this Item 1 by reference, there have been no material developments in such legal proceedings since the filing of the Form 10-K. In November 2003, the lawsuit in the United States District Court for the District of Massachusetts involving LeMaitre Vascular, Inc., Cardio Medical Products, Inc. and the Company, which was described in such Form 10-K, was settled.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit
Number	Description of Exhibits

3.1 —	Restated and Amended Articles of Incorporation of the Company, as amended to date, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

3.2 —	Amended and Restated Bylaws of the Company, as amended to date, filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

4.1 —	See Articles 2, 3, 7 and 9 of the Restated and Amended Articles of Incorporation, as amended, filed as Exhibit 3.1 and Articles I and VII of the Amended and Restated Bylaws filed as Exhibit 3.2, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

4.2 —	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.3 —	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.

10.1 —	Amendment to Promissory Note of Roy C. Mallady, Jr. payable to the order of the Registrant in the principal amount of $77,612.43, dated as of July 15, 2003, filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.2 —	Amendment to Promissory Note of Roy C. Mallady, Jr. payable to the order of the Registrant in the principal amount of $35,000.00, dated as of July 15, 2003, filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.3 —	Amendment No. 1 to Note Purchase Agreement, dated as of October 21, 2003, by and among

Exhibit
Number	Description of Exhibits

the Company, ComVest Venture Partners, L.P. and the Additional Note Purchasers (as defined therein), filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 12, 2003 and incorporated herein by reference.

10.5 —	Amended and Restated Securityholders Agreement, entered into as of October 21, 2003, by and among the Company, ComVest Venture Partners, L.P., Medtronic, Inc. and Marshall Hunt, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on November 12, 2003 and incorporated herein by reference.

10.6 —	Amendment to Employment Agreement between the Company and Marshall B. Hunt, dated October 21, 2003, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on November 12, 2003 and incorporated herein by reference.

10.7 —	Amendment to Employment Agreement between the Company and Robert J. Wenzel, dated October 21, 2003, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on November 12, 2003 and incorporated herein by reference.

10.8 —	Stock Option Agreement, dated October 21, 2003, between the Company and Marshall B. Hunt, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on November 12, 2003 and incorporated herein by reference.

10.9 —	Stock Option Agreement, dated October 21, 2003, between the Company and Robert J. Wenzel, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on November 12, 2003 and incorporated herein by reference.

31.1 —	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On August 6, 2003, the Company furnished a Current Report on Form 8-K relating to the initial release of the Company’s results of operations for the quarter ended June 30, 2003. On October 30, 2003, the Company furnished a Current Report on Form 8-K relating to the initial release of the Company’s results of operations for the quarter ended September 30, 2003. On November 12, 2003, the Company filed a Current Report on Form 8-K relating to the extension of the maturity date of the Convertible Notes.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Horizon Medical Products, Inc.

/s/ Marshall B. Hunt

Marshall B. Hunt Chairman of the Board and Chief Executive Officer

/s/ Elaine Swygert

Elaine Swygert Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2003