Form 10-Q/A
period 2003-03-31
HORIZON MEDICAL PRODUCTS INC
filed 2003-12-02
CIK 1052958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note:

Horizon Medical Products, Inc. (“the Company”) is filing this Amendment on Form 10-Q/A to revise Part 1, Item 1, Financial Statements and Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD & A ”) contained in the Form 10-Q for the quarter ended March 31, 2003 (the “Original Filing”).

In April 2002, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.

The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB NO. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items originally reported as extraordinary in the 2003 financial statements which relate to historical figures require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/expense” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company.

Except for the financial statement information and related disclosures that are specifically related to the reclassification discussed above, all information contained in this quarterly report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q/A

For the Quarterly Period Ended March 31, 2003

INDEX

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements (unaudited)	3
Interim Condensed Consolidated Balance Sheets	4
Interim Condensed Consolidated Statements of Operations	5
Interim Condensed Consolidated Statements of Cash Flows	6
Notes to Interim Condensed Consolidated Financial Statements	7
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 4 Controls and Procedures	28
PART II OTHER INFORMATION
ITEM 6 Exhibits and Reports on Form 8-K	29
SIGNATURE	31
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$6,087,516	$4,391,221
Cost of goods sold	2,453,159	2,130,067

Gross profit	3,634,357	2,261,154
Selling, general and administrative expenses	3,645,050	5,628,410

Loss from operations	(10,693)	(3,367,256)

Other income (expense):
Loss on early extinguishment of debt	—	(6,641,015)
Interest expense, net	(627,662)	(637,808)
Other income (expense)	(14,249)	(3,460)

	(641,911)	(7,282,283)

Loss from continuing operations	(652,604)	(10,649,539)
Discontinued operations:
Income from operations of discontinued distribution segment	—	31,155
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 8)	—	(16,101,900)

Net loss	$(652,604)	$(26,720,284)

Basic and diluted earnings per share:
Loss from continuing operations per share	$(0.02)	$(0.76)
Income from operations of discontinued distribution segment	$—	$0.00
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 8)	$—	$(1.16)

Net loss per share — basic and diluted	$(0.02)	$(1.92)

Weighted average common shares outstanding — basic and diluted	33,904,765	13,934,451

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(652,604)	$(26,720,284)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	166,153	189,843
Amortization of intangibles	378,083	335,449
Non-cash compensation charge		1,555,468
Impairment charge		16,101,900
Loss on early extinguishment of debt		5,443,515
(Increase) decrease in operating assets and liabilities, net:
Accounts receivable-trade	(384,551)	783,202
Inventories	349,638	(226,338)
Prepaid expenses and other assets	95,969	(306,716)
Accounts payable-trade	59,433	480,410
Accrued expenses and other liabilities	(13,197)	(34,093)

Net cash used in operating activities	(1,076)	(2,397,644)

Cash flows from investing activities:
Cash proceeds from disposition of distribution segment	252,943
Proceeds from shareholders’ notes receivable		335,804
Acquisition of intangible assets	(286,269)
Capital expenditures	(125,149)	(73,576)

Net cash (used in) provided by investing activities	(158,475)	262,228

Cash flows from financing activities:
Change in restricted cash		(38,089)
Debt issuance costs		(1,450,087)
Proceeds from issuance of long-term debt		43,997,631
Principal payments on long-term debt	(457,068)	(42,470,400)

Net cash (used in) provided by financing activities	(457,068)	39,055

Net (decrease) increase in cash and cash equivalents	(616,619)	(2,096,361)
Cash and cash equivalents, beginning of period	3,711,514	2,748,617

Cash and cash equivalents, end of period	$3,094,895	$652,256

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

     In April 2002, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.

     The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items originally reported as extraordinary in the 2003 financial statements which relate to historical figures require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/expense” from continuing operations. There was no effect on the balance sheet, stockholder’s equity, net income or cash flow of the Company.

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

	For the Three Months Ended
	March 31, 2002

	Loss
	from Continuing
	Operations	Shares	Per-share
	Numerator	Denominator	Amount

EPS – basic and diluted	$(10,649,539)	13,934,451	$(0.76)

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

     The following is a summary of the key provisions of the Recapitalization:

     On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the outstanding $50 million BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the BofA Note, the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The warrants, which had previously been recorded in additional paid-in-capital at their estimated fair value at issuance of $260,000, were extinguished at their estimated fair value on the date of extinguishment of $345,000. As a result, $345,000 was included as a component of the extraordinary loss on early extinguishment of debt. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items reported as extraordinary require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/expense” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company.

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

     The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. On March 15, 2002, the Company and ComVest, as the holder of an outstanding Bank of America Note (the “BofA Note”), agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company recorded an extraordinary loss on extinguishment of debt of approximately $6.6 million during the first quarter of 2002. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of  “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items reported as extraordinary require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/expense” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company. In exchange for funding a portion of the $22 million cash purchase price paid to Bank of America, ComVest assigned $4 million in principal amount of the BofA Note to Medtronic and $6.6 million in principal amount of the BofA Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the BofA Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of $15 million in exchange for the surrender of $15 million in principal amount of the BofA Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the BofA Note was repaid with the proceeds of a Bridge Loan from ComVest (the “Bridge Loan”).

     On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company recorded a net extraordinary loss on the early extinguishment of debt of approximately $6.6 million during the first quarter of 2002. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of  “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items reported as extraordinary require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/expense” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company. This loss on extinguishment of debt was calculated by subtracting the fair value of the new debt of $42.6 million, which included the amount outstanding under the LaSalle Credit Facility ($7.3 million), the Convertible Notes ($33.3 million), and the BofA Junior Note ($2.0 million), from the amount outstanding under the Bank of America debt of $40.3 million. Also included in the loss were various costs paid to ComVest, Commonwealth Associates, L.P. and LaSalle, as the lenders, to effect the Recapitalization of $4.3 million. Included as components of the additional $4.3 million of transaction expenses were the following: $570,000 in closing costs and due diligence fees paid to LaSalle; a warrant to purchase the Company’s common stock issued to LaSalle valued at approximately $695,000; approximately 2.7 million shares issued to ComVest valued at approximately $2.3 million; deferred loan costs from the original BofA debt of approximately $128,000, and $1.15 million paid to Commonwealth in closing costs and due diligence fees. Also included in the additional expenses, but offsetting these amounts are approximately $130,000 in fees and accrued interest forgiven by Bank of America and the fair value of the BofA warrant of $345,000 which was acquired and cancelled by ComVest.

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

     The fair value of the Convertible Notes, which was used in the determination of the loss on early extinguishment of debt was $33.3 million. As this value represents a substantial premium to the face value of the debt, the Company recorded the debt at its face value of $15 million, and recorded the premium of $18.3 million as an increase to additional paid-in-capital. The Company determined the fair value of the Convertible Notes by considering their two components, the non-convertible debt of $14,730,000 and the convertible debt of $270,000. The non-convertible debt component’s carrying value of $14,730,000 represents its fair value because, when considered with the convertible component, its terms yield a market rate of return. The convertible component’s fair value was determined by multiplying the fair value of the Company’s stock by the number of shares into which this component is convertible. Thus, 27,000,000 shares multiplied by $0.68940 per share equals $18,613,685. The sum of the non-convertible component’s fair value of $14,730,000 and the convertible component’s fair value of $18,613,685 equals the total debt instrument’s fair value of $33,343,685.

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

     Loss on Early Extinguishment of Debt. The Company originally recorded an extraordinary loss of approximately $6.6 million on the extinguishment of its BofA debt as a result of the recapitalization transaction during the first quarter of 2002. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the item reported as extraordinary requires revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary item to “other income/expense” from continuing operations.

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

     On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the outstanding $50 million BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the BofA Note, the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The warrants, which had previously been recorded in additional paid-in-capital at their estimated fair value at issuance of $260,000, were extinguished at their estimated fair value on the date of extinguishment of $345,000. As a result, $345,000 was originally included as a component of the extraordinary loss on early extinguishment of debt. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items reported as extraordinary require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/expense” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company.

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

     On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company originally recorded a net extraordinary loss on the early extinguishment of debt of approximately $6.6 million during the first quarter of 2002. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items reported as extraordinary require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/expense” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company. This loss on extinguishment of debt was calculated by subtracting the fair value of the new debt of $42.6 million, which included the amount outstanding under the LaSalle Credit Facility ($7.3 million), the Convertible Notes ($33.3 million), and the BofA Junior Note ($2.0 million), from the amount outstanding under the Bank of America debt of $40.3 million. Also included in the loss were various costs paid to ComVest, Commonwealth Associates, L.P. and LaSalle, as the lenders, to effect the Recapitalization of $4.3 million. Included as components of the additional $4.3 million of transaction expenses were the following: $570,000 in closing costs and due diligence fees paid to LaSalle; a warrant to purchase the Company’s common stock issued to LaSalle valued at approximately $695,000; approximately 2.7 million shares issued to ComVest valued at approximately $2.3 million; deferred loan costs from the original BofA debt of approximately $128,000, and $1.15 million paid to Commonwealth in closing costs and due diligence fees. Also included in the additional expenses, but offsetting these amounts are approximately $130,000 in fees and accrued interest forgiven by Bank of America and the fair value of the BofA warrant of $345,000 which was acquired and cancelled by ComVest.

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

     The fair value of the Convertible Notes, which was used in the determination of the loss on early extinguishment of debt was $33.3 million. As this value represents a substantial premium to the face value of the debt, the Company recorded the debt at its face value of $15 million, and recorded the premium of $18.3 million as an increase to additional paid-in-capital. The Company determined the fair value of the Convertible Notes by considering their two components, the non-convertible debt of $14,730,000 and the convertible debt of $270,000. The non-convertible debt component’s carrying value of $14,730,000 represents its fair value because, when considered with the convertible component, its terms yield a market rate of return. The convertible component’s fair value was determined by multiplying the fair value of the Company’s stock by the number of shares into which this component is convertible. Thus, 27,000,000 shares multiplied by $0.68940 per share equals $18,613,685. The sum of the non-convertible component’s fair value of $14,730,000 and the convertible component’s fair value of $18,613,685 equals the total debt instrument’s fair value of $33,343,685.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

Exhibit
Number		Description of Exhibits

3.1	—	Restated and Amended Articles of Incorporation of the Company, as amended to date, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of the Company, as amended to date, filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

4.1	—	See Articles 2, 3, 7 and 9 of the Restated and Amended Articles of Incorporation, as amended, filed as Exhibit 3.1 and Articles I and VII of the Amended and Restated Bylaws filed as Exhibit 3.2, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

4.2	—	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.3	—	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.

10.1	—	Amendment to Employment Agreement, dated March 7, 2003, between the Company and William E. Peterson, Jr., filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.2	—	Option Agreement, dated February 25, 2003 between the Company and Marshall B. Hunt, filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.3	—	Option Agreement, dated February 25, 2003 between the Company and William E. Peterson, Jr., filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

31.1*	—	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

HORIZON MEDICAL PRODUCTS, INC.

(Registrant)

December 2, 2003	/s/ Marshall B. Hunt Marshall B. Hunt Chairman and Chief Executive Officer