Form 10-Q/A
period 2003-06-30
HORIZON MEDICAL PRODUCTS INC
filed 2003-12-02
CIK 1052958

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

Explanatory Note:

Horizon Medical Products, Inc. (“the Company”) is filing this Amendment on Form 10-Q/A to revise Part 1, Item 1, Financial Statements and Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD & A”) contained in the Form 10-Q for the quarter ended June 30, 2003 (the “Original Filing”).

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
( UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$6,618,538	$6,194,020	$12,706,054	$10,585,241
Cost of goods sold	2,709,570	2,690,897	5,162,729	4,820,964

Gross profit	3,908,968	3,503,123	7,543,325	5,764,277
Selling, general and administrative expenses	3,721,431	3,466,128	7,366,481	9,094,538

Income (loss) from operations	187,537	36,995	176,844	(3,330,261)

Other income (expense):
Loss on early extinguishment of debt	—	—	—	(6,641,015)
Interest expense, net	(596,484)	(746,199)	(1,224,146)	(1,384,007)
Other income (expense):	(10,451)	(5,366)	(24,700)	(8,826)

	(606,935)	(751,565)	(1,248,846)	(8,033,848)

Loss from continuing operations	(419,398)	(714,570)	(1,072,002)	(11,364,109)
Discontinued operations:
Income from operations of discontinued distribution segment	—	430,387	—	461,542
Effect of a change in accounting principle pursuant to adoption of SFAS 142 (Notes 1 and 8)	—	—	—	(16,101,900)

Net loss	$(419,398)	$(284,183)	$(1,072,002)	$(27,004,467)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.01)	$(0.04)	$(0.03)	$(0.75)
Income from operations of discontinued distribution segment	—	0.02	—	0.03
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	—	—	(1.06)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(1.78)

Weighted average common shares outstanding - basic and diluted	36,165,876	16,311,676	35,041,567	15,129,630

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	($1,072,002)	($27,004,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	329,382	377,764
Amortization of intangibles	723,665	743,509
Non-cash compensation charge	0	1,555,468
Impairment charge	0	16,101,900
Loss on early extinguishment of debt	0	5,443,515
(Increase) decrease in operating assets and liabilities, net:
Accounts receivable, trade	(815,528)	(79,978)
Inventories	243,526	1,161,484
Prepaid expenses and other assets	(507,649)	(469,609)
Accounts payable, trade	611,954	(170,450)
Accrued expenses and other liabilities	77,255	(587,127)

Net cash used in operating activities	(409,397)	(2,927,991)

Cash flows from investing activities:
Capital expenditures	(260,121)	(186,374)
Acquisition of intangible assets	(286,269)
Cash proceeds from disposition of distribution segment	241,690
Proceeds from shareholders’ notes receivable		445,109

Net cash (used in) provided by investing activities	(304,700)	258,735

Cash flows from financing activities:
Proceeds from issuance of long term debt	464,540	58,140,719
Principal payments on long term debt	(890,428)	(56,277,299)
Change in restricted cash	0	(298,252)
Debt issuance costs	0	(1,450,087)

Net cash (used in) provided by financing activities	(425,888)	115,081

Net decrease in cash and cash equivalents	(1,139,985)	(2,554,175)
Cash and cash equivalents, beginning of period	3,711,514	2,748,617

Cash and cash equivalents, end of period	$2,571,529	$194,442

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

     The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company's statement of operations. The Company has determined that the items originally reported as extraordinary in the 2003 financial statements which relate to historical figures require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/expense” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company.

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

     The Company’s operations are located in the United States, except for a sales office in Belgium. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three and six months ended June 30, 2003 and 2002 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

United States	$6,154,017	$5,753,416	$11,802,516	$9,668,329
Foreign	464,521	440,604	903,538	916,912

Consolidated Net Sales	$6,618,538	$6,194,020	$12,706,054	$10,585,241

     The table below presents net sales by major product category for the three and six months ended June 30, 2003 and 2002:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Ports	$4,580,062	$4,966,725	$9,130,083	$8,381,150
Port Accessories	804,585	454,302	1,388,703	832,087
Catheters	797,705	949,389	1,565,695	1,679,494
Pumps	299,667	0	299,667	0
All other	136,519	(176,396)	321,906	(307,490)

Consolidated Net Sales	$6,618,538	$6,194,020	$12,706,054	$10,585,241

2.	Inventories

     A summary of inventories is as follows:

	June 30, 2003	December 31, 2002

Raw Materials	$3,620,004	$3,273,806
Work in process	414,494	347,622
Finished Goods	3,721,009	4,517,675

	$7,755,507	$8,139,103
Less inventory reserves	(2,391,068)	(2,531,138)

	$5,364,439	$5,607,965

3.	Earnings Per Share

     A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months			For the Six Months
	Ended June 30, 2003			Ended June 30, 2003

	Loss from			Loss from
	Continuing			Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

EPS — basic and diluted	$(419,398)	36,165,876	$(0.01)	$(1,072,002)	35,041,567	$(0.03)

	For the Three Months			For the Six Months
	Ended June 30, 2002			Ended June 30, 2002

	Loss from			Loss from
	Continuing			Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

EPS — basic and diluted	$(714,570)	16,311,676	$(0.04)	$(11,364,109)	15,129,630	$(0.75)

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

     The following is a summary of the key provisions of the Recapitalization:

     On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the outstanding $50 million BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the BofA Note, the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The warrants, which had previously been recorded in additional paid-in-capital at their estimated fair value at issuance of $260,000, were extinguished at their estimated fair value on the date of extinguishment of $345,000. As a result, $345,000 was included as a component of the extraordinary loss on early extinguishment of debt. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items reported as extraordinary require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/(expense)” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company.

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

     The Company may prepay the Convertible Notes, subject to no prepayment penalty within the first 12 months, with a prepayment penalty of 5% between months 12 to 15, and a prepayment penalty of 10% between months 15 to 24. On March 15, 2002, the Company and ComVest, as the holder of an outstanding Bank of America Note (the “BofA Note”), agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company recorded an extraordinary loss on extinguishment of debt of approximately $6.6 million during the first quarter of 2002. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items reported as extraordinary require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/(expense)” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company. In exchange for funding a portion of the $22 million cash purchase price paid to Bank of America, ComVest assigned $4 million in principal amount of the BofA Note to Medtronic and $6.6 million in principal amount of the BofA Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the BofA Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of $15 million in exchange for the surrender of $15 million in principal amount of the BofA Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the BofA Note was repaid with the proceeds of a Bridge Loan from ComVest (the “Bridge Loan”).

     On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company recorded a net extraordinary loss on the early extinguishment of debt of approximately $6.6 million during the first quarter of 2002. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items reported as extraordinary require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/(expense)” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company. This loss on extinguishment of debt was calculated by subtracting the fair value of the new debt of $42.6 million, which included the amount outstanding under the LaSalle Credit Facility ($7.3 million), the Convertible Notes ($33.3 million), and the BofA Junior Note ($2.0 million), from the amount outstanding under the Bank of America debt of $40.3 million. Also included in the loss were various costs paid to ComVest, Commonwealth Associates, L.P. and LaSalle, as the lenders, to effect the Recapitalization of $4.3 million. Included as components of the additional $4.3 million of transaction expenses were the following: $570,000 in closing costs and due diligence fees paid to LaSalle; a warrant to purchase the Company’s common stock issued to LaSalle valued at approximately $695,000; approximately 2.7 million shares issued to ComVest valued at approximately $2.3 million; deferred loan costs from the original BofA debt of approximately $128,000, and $1.15 million paid to Commonwealth in closing costs and due diligence fees. Also included in the additional expenses, but offsetting these amounts are approximately $130,000 in fees and accrued interest forgiven by Bank of America and the fair value of the BofA warrant of $345,000 which was acquired and cancelled by ComVest.

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

     Loss on Early Extinguishment of Debt. The Company originally recorded an extraordinary loss of approximately $6.6 million on the extinguishment of its BofA debt as a result of the recapitalization transaction during the six months ended June 30, 2002. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the item reported as extraordinary requires revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary item to “other income/(expense)” from continuing operations. There was no effect on the previously reported balance sheet, stockholders’ equity, net income or cash flows of the Company.

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

     On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the outstanding $50 million BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the BofA Note, the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The warrants, which had previously been recorded in additional paid-in-capital at their estimated fair value at issuance of $260,000, were extinguished at their estimated fair value on the date of extinguishment of $345,000. As a result, $345,000 was originally included as a component of the extraordinary loss on early extinguishment of debt. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items reported as extraordinary require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/(expense)” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company.

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

     On March 15, 2002, the Company and ComVest, as the holder of the outstanding BofA Note, agreed to reduce the outstanding principal amount of the BofA Note from $40.3 million to $22 million. As a result, the Company originally recorded a net extraordinary loss on the early extinguishment of debt of approximately $6.6 million during the first quarter of 2002. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the items reported as extraordinary require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/(expense)” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company. This loss on extinguishment of debt was calculated by subtracting the fair value of the new debt of $42.6 million, which included the amount outstanding under the LaSalle Credit Facility ($7.3 million), the Convertible Notes ($33.3 million), and the BofA Junior Note ($2.0 million), from the amount outstanding under the Bank of America debt of $40.3 million. Also included in the loss were various costs paid to ComVest, Commonwealth Associates, L.P. and LaSalle, as the lenders, to effect the Recapitalization of $4.3 million. Included as components of the additional $4.3 million of transaction expenses were the following: $570,000 in closing costs and due diligence fees paid to LaSalle; a warrant to purchase the Company’s common stock issued to LaSalle valued at approximately $695,000; approximately 2.7 million shares issued to ComVest valued at approximately $2.3 million; deferred loan costs from the original BofA debt of approximately $128,000, and $1.15 million paid to Commonwealth in closing costs and due diligence fees. Also included in the additional expenses, but offsetting these amounts are approximately $130,000 in fees and accrued interest forgiven by Bank of America and the fair value of the BofA warrant of $345,000 which was acquired and cancelled by ComVest.

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

* Filed herewith

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
Chairman and Chief Executive Officer

Dated: December 2, 2003