Form 10-Q/A
period 2003-09-30
HORIZON MEDICAL PRODUCTS INC
filed 2003-12-02
CIK 1052958

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

Explanatory Note:

Horizon Medical Products, Inc. (“the Company”) is filing this Amendment on Form 10-Q/A to revise Part 1, Item 1, Financial Statements and Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD & A”) contained in the Form 10-Q for the quarter ended September 30, 2003 (the “Original Filing”).

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

The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the item originally reported as extraordinary in the 2003 financial statements which relate to historical figures require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/expense” from continuing operations. There was no effect on the balance sheet, stockholders’ equity, net income or cash flow of the Company.

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

FORM 10-Q/A

For the Quarterly Period Ended September 30, 2003

INDEX

PART I.	FINANCIAL INFORMATION	3
ITEM 1.	Financial Statements (unaudited)	3
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to Interim Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION	38
ITEM 6.	Exhibits and Reports on Form 8-K	38
SIGNATURE		40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

     The financial statements listed below are included on the following pages of this Quarterly Report on Form 10-Q:

•	Interim Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002

•	Interim Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002

•	Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

•	Notes to Interim Condensed Consolidated Financial Statements

Horizon Medical Products, Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets

		September 30,	December 31,
		2003	2002

		(Unaudited)
ASSETS
Current Assets:
	Cash and cash equivalents	$1,994,655	$3,711,514
	Accounts receivable - trade, net	4,296,811	3,037,974
	Inventory, net	5,733,346	5,607,965
	Prepaid expenses and other current assets	508,254	515,077

	Total Current Assets	12,533,066	12,872,530
	Property and equipment, net	2,079,726	2,199,307
	Goodwill, net	15,650,356	15,650,356
	Intangible assets, net	5,648,013	6,361,844
	Other assets	21,828	106,088

	Total Assets	$35,932,989	$37,190,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
	Accounts payable - trade	$1,342,071	$807,146
	Accrued salaries and commissions	583,691	279,346
	Accrued interest	97,285	122,645
	Other accrued expenses	433,171	651,199
	Current portion of long-term debt	1,549,406	1,552,782

	Total current liabilities	4,005,624	3,413,118
	Long-term debt, net of current portion	17,407,978	18,341,903
	Other liabilities	93,865	104,963

	Total Liabilities	21,507,467	21,859,984

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$7,544,515	$5,317,271	$20,250,569	$15,902,512
Cost of goods sold	3,002,909	2,065,796	8,165,638	6,886,760

Gross profit	4,541,606	3,251,475	12,084,931	9,015,752
Selling, general and administrative expenses	3,867,781	3,411,335	11,234,262	12,505,868

Income (loss) from operations	673,825	(159,860)	850,669	(3,490,116)

Other income (expense):
Loss on early extinguishment of debt	—	—	—	(6,641,015)
Interest expense, net	(589,330)	(723,605)	(1,813,476)	(2,107,300)
Other income (expense)	(11,752)	(1,656)	(36,452)	(10,482)

	(601,082)	(725,261)	(1,849,928)	(8,758,797)

Income (loss) from continuing operations	72,743	(885,121)	(999,259)	(12,248,913)
Discontinued operations:
Income from operations of discontinued distribution segment	—	3,828,854	—	4,290,394
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	—	—	(16,101,900)

Net Income (loss)	$72,743	$2,943,733	$(999,259)	$(24,060,419)

Basic and diluted earnings per share:
Loss from continuing operations	$0.00	$(0.05)	$(0.03)	$(0.77)
Income from operations of discontinued distribution segment	—	0.22	—	0.27
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	—	—	(1.01)

Net loss per share - basic and diluted	$0.00	$0.17	$(0.03)	$(1.51)

Weighted average common shares outstanding - basic and diluted	36,196,763	17,519,556	35,430,864	15,935,027

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

     The Company’s operations are located in the United States, except for a sales office in Belgium. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three and nine months ended September 30, 2003 and 2002 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

United States	$7,068,779	$4,876,639	$18,871,295	$14,544,968
Foreign	475,736	440,632	1,379,274	1,357,544

Consolidated Net Sales	$7,544,515	$5,317,271	$20,250,569	$15,902,512

     The table below presents net sales by major product category for the three and nine months ended September 30, 2003 and 2002:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Ports	$4,657,448	$4,142,047	$13,787,531	$12,187,689
Port Accessories	833,316	461,821	2,222,019	1,251,970
Catheters	936,666	608,463	2,502,361	2,246,017
Pumps	756,180	0	1,055,847	0
All other	360,905	104,940	682,811	216,836

Consolidated Net Sales	$7,544,515	$5,317,271	$20,250,569	$15,902,512

2. Inventories

     A summary of inventories is as follows:

	September 30, 2003	December 31, 2002

Raw Materials	$3,197,786	$3,273,806
Work in process	487,096	347,622
Finished Goods	4,180,487	4,517,675

	$7,865,369	$8,139,103
Less inventory reserves	(2,132,023)	(2,531,138)

	$5,733,346	$5,607,965

3. Earnings Per Share

     A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months			For the Nine Months
	Ended September 30, 2003			Ended September 30, 2003

	Income from			Loss from
	Continuing			Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

EPS - basic and diluted	$72,743	36,196,763	$0.00	$(999,259)	35,430,864	$(0.03)

	For the Three Months			For the Nine Months
	Ended September 30, 2002			Ended September 30, 2002

	Loss from			Loss from
	Continuing			Continuing
	Operations	Shares	Per-share	Operations	Shares	Per-share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

EPS - basic and diluted	$(885,121)	17,519,556	$(0.05)	$(12,248,913)	15,935,027	$(0.77)

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

Dated: December 2, 2003