Form 10-K
period 2003-12-31
HORIZON MEDICAL PRODUCTS INC
filed 2004-03-30
CIK 1052958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the financial year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,326,005 on June 30, 2003, based on the closing sale price of such stock on The American Stock Exchange of $0.57 on such date.

     The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of March 26, 2004 was 43,943,653.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the proxy statement of the Company for the 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this annual report. The Company anticipates its 2004 Annual Meeting of Shareholders will be held on or about May 11, 2004.

i

		Page

	Year Ended December 31, 2002 compared to Year Ended December 31, 2001	26
	Reconciliation of EBITDA to Net Income (loss)	28
	Quarterly Results	28
	Liquidity and Capital Resources	29
	Recently Issued Accounting Standards	36
	Impact of Inflation and Foreign Currency Exchange Fluctuation	36
	Risk Factors	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	44

PART III
Item 10.	Directors and Executive Officers of the Registrant	44
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management	44
Item 13.	Certain Relationships and Related Transactions	44
Item 14.	Principal Accountant Fees and Services	44
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	45
SIGNATURES		51
EX-10.59 SEPARATION AGREEMENT
EX-10.60 AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.61 FORM OF BONUS AGREEMENT
EX-14.1 CODE OF CONDUCT AND ETHICS
EX-23.1 CONSENT OF GRANT THORNTON LLP
EX-23.2 CONSENT OF PRICEWATERHOUSE COOPERS LLP
EX-31.1 CERTIFICATION OF THE C.E.O.
EX-31.2 CERTIFICATION OF THE P.F.O.
EX-32.1 CERTIFICATION OF THE C.E.O.
EX-32.2 CERTIFICATION OF THE P.F.O.

ii

PART I

Item 1. Description of Business

      Founded in 1990, Horizon Medical Products, Inc. (including its subsidiaries, “we” or the “Company”) is a leader in design, development, manufacture and sale of technologically advanced, high value-added, percutaneous vascular and spinal access systems. The Company’s oncology product lines include implantable ports, some of which feature its proprietary VTX® technology; tunneled central venous catheters; and stem-cell transplant catheters used primarily in cancer treatment protocols. The Company also markets a complete line of acute and chronic dialysis catheters used for kidney failure patients. In June 2003, the Company gained exclusive U.S. rights to distribute Medtronic Inc.’s Hepatic Arterial Infusion (HAI) product line, including sales and case support of Medtronic’s IsoMed® infusion system and related products.

      Vascular access ports are implantable devices used for the central venous administration of chemotherapy, antibiotics, and for blood samples and diagnostic tests. Central venous access facilitates a more systemic, long-term delivery of treatment agents, while mitigating certain harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Once implanted in the body, a port can be utilized for up to approximately 2,000 accesses depending upon needle gauge size and the part size. Our vascular access ports are used primarily in systemic or regional short-and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such chemotherapy agents) and frequent blood samplings. Our lines of vascular access ports consist of the following families of products: (1) the Vortex® family of ports including Vortex®VTX®, LifePort®VTX® and TriumphTM VTX®; (2) LifePort®; (3) Triumph-1®; (4) Infuse-a-Port®; and (5) TitanPortTM.

      We also manufacture and market hemodialysis and apheresis catheters. Hemodialysis catheters are used to treat patients suffering from renal failure who are required to undergo short-term (acute) care or long-term (chronic) hemodialysis, a process involving the removal of waste products from the blood by passing a patient’s blood through a dialysis machine. Stem cell apheresis is a protocol for treating certain forms of mid- and late-stage cancers, particularly breast cancer. The typical apheresis procedure involves inserting a catheter into a patient through which (1) blood is withdrawn from the patient, cycled through an apheresis machine in which stem cells are removed from the blood and the blood is reinfused into the body, (2) high doses of chemotherapy agents, as well as antibiotics and blood products, are administered to the patient over extended periods of time, and (3) the previously removed stem cells are subsequently reintroduced into the patient. Our catheters include the following families of products: (1) Circle C® chronic and acute hemodialysis catheters, including the LifeJetTM and LifeJetTM F-16 chronic hemodialysis catheters; (2) triple lumen central venous catheters; (3) peripherally inserted central venous catheters; and (4) a valved central venous catheter called the LifeValve® Platinum catheter. We also manufacture and sell the LifeGuardTM safety infusion needle, which is designed for use with vascular access ports.

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

      In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical® product line at this facility in October 1996 and expanded this facility in 1998 and in 2000 to its current configuration of approximately 60,000 square feet. In July 1997, the Company acquired the port business of

Strato/Infusaid. The primary product lines obtained in the Strato/Infusaid acquisition included the LifePort® and Infuse-a-Port® vascular access ports and the Infuse-a-Cath® line of catheters. In 1998, the Company made additional product acquisitions, including the Vortex®, TitanPortTM and OmegaPort® lines acquired from Norfolk Medical. In addition, the Company acquired the Columbia Vital Systems, Inc. (“CVS”) and the Stepic Medical device distribution businesses. In September 2002, the Company divested the Stepic business. See “Acquisitions and Divestitures” below.

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

      While the Company has acquired products through the acquisitions described above, more recently the Company has developed new products. The Company’s VTX® technology, which was introduced by the Company in 2000, is featured in its Vortex® port, its new LifePort®VTX® titanium and plastic ports, and its new TriumphTM VTX® titanium and plastic ports. VTX® technology refers to the swirling blood flow produced by a uniquely rounded reservoir design and tangential outlet, which substantially reduces thrombosis or the build up of sludge from blood and drug products in the port reservoir. The square cornered reservoirs and perpendicular outlets that are common to other vascular access ports promote the formation of sludge, flush less efficiently, and provide chaotic blood flow. These conditions, in turn, cause complications that require additional procedures at additional cost. The Company introduced its new chronic hemodialysis catheter, LifeJetTM, in December 2001 and its LifeJetTM F-16 in January 2003. The Company’s new safety infusion needle, LifeGuardTM, designed for use with vascular access ports, was released in June 2002 and its new central venous catheter, LifeValve®, was released in October 2002.

      In September 2003, we launched a new central venous catheter, the LifeValve® Platinum, and in February 2004, we launched our Vortex® MP port system which is designed for peripheral use. The Vortex® MP port system incorporates a rounded chamber and off-set stem to promote more efficient flushing. The Vortex®VTX® design has been clinically proven to significantly reduce complications, and the port is guaranteed against sludge buildup in the chamber of the port.

Recapitalization

      On March 1, 2002, the Company entered into a Note Purchase Agreement (as amended by Amendment No. 1 on October 21, 2003, the “Note Purchase Agreement” and together with the transactions contemplated thereby, the “Recapitalization”) with ComVest Venture Partners, L.P. (“ComVest”), Medtronic, Inc. (“Medtronic”), and 26 individual and entity Additional Note Purchasers (collectively, the “Additional Note Purchasers”). Under the Note Purchase Agreement, the Company issued $15 million of Senior Subordinated Convertible Notes (the “Convertible Notes”). We began making quarterly interest payments on these Convertible Notes in June 2002. For the initial six-month period beginning June 2002, interest accrued at a rate of 6% per year. Currently, interest accrues at a rate of 8% per year and will continue to do so until the notes are paid in full and mature on July 16, 2005. The Company issued the Convertible Notes as follows: $4.4 million to ComVest, $4 million to Medtronic and $6.6 million to the Additional Note Purchasers. The material terms of the Convertible Notes are described below.

      The Note Purchase Agreement contains certain affirmative and negative covenants, including, but not limited to the following:

•	the provision of quarterly and annual financial statements to the holders of the Convertible Notes;

•	rights of inspection of the Company’s books and records;

•	maintenance of properties and the Company’s corporate existence;

•	restrictions on indebtedness, other than indebtedness relating to permitted liens and certain indebtedness to affiliates;

•	restrictions on liens, except for certain purchase money liens, statutory liens, tax liens and judicial liens;

•	restrictions on certain business combinations and disposition of the Company’s assets;

•	restrictions on the sale or discount of receivables;

•	restrictions on transactions with affiliates outside of the ordinary course of business;

•	restrictions on making loans or advances to third-parties, and guarantees of third-party obligations;

•	restrictions on entering into, or modifying any existing material contract of the Company;

•	restrictions on certain capital expenditures by the Company;

•	restrictions on the Company’s redemption of its securities; and

•	prohibitions on the ability to pay dividends.

      The Events of Default include, but are not limited to, failure to pay an obligation when due, failure to comply with obligations under the Amended and Restated Securityholders Agreement, dated as of October 21, 2003 (the “Securityholders Agreement”), or the Co-Promotion Agreement with Medtronic (as described below), breach of any covenant which remains uncured for 15 days, bankruptcy, a change of control and failure to obtain shareholder approval of certain proposals related to the Recapitalization at the Company’s 2002 annual meeting of shareholders (the “2002 Annual Meeting”) within 195 of the closing date of March 16, 2002. On September 17, 2002, at the 2002 Annual Meeting, the Company’s shareholders approved all such proposals relating to the Recapitalization. Generally, upon an Event of Default, the holders of a majority of the aggregate principal amount of Convertible Notes outstanding may declare the unpaid principal and interest on the Notes immediately due and payable. Additionally, Medtronic may, upon a breach of covenants concerning the Co-Promotion Agreement or the Convertible Notes held by Medtronic, declare the unpaid principal and interest on such Notes immediately due and payable.

      Also, if the Company defaults under the Note Purchase Agreement, it will be in default under the Loan Agreement with LaSalle (as described below) pursuant to the cross-default provisions contained therein. At December 31, 2003, the aggregate amount of indebtedness which would be subject to acceleration under the Note Purchase Agreement, the Company’s credit facility with LaSalle (as described below) and the Junior Note (as described below), causing the same to become immediately due and payable, was approximately $17.4 million.

      As of December 31, 2003, the holders of the Convertible Notes have converted, in the aggregate, a total of $270,000 of the Convertible Notes into shares of the Company’s common stock at a conversion price of $0.01 per share for a total of 27,000,000 shares of the Company’s common stock. As a result, $14,763,000 in aggregate principal amount of Convertible Notes are issued and outstanding as of the date of this report. As of the date of the filing of this report, the Company had not repaid any principal under the Convertible Notes. No further shares of the Company’s common stock may be issued upon conversion of the Convertible Notes. This 27,000,000 shares also includes 3,300,000 shares of common stock which were issued to ComVest upon conversion of the Bridge Note (as described below) in the third quarter of 2002.

      In connection with the Recapitalization, the Company issued a Convertible Bridge Note (the “Bridge Note”) to ComVest. ComVest has converted this note into 3,300,000 shares of the Company’s common stock at a conversion price of $0.01 per share. As a result of such conversion, the Bridge Note has been extinguished.

      Pursuant to the terms of the Note Purchase Agreement, the Company may prepay the Convertible Notes, subject to no prepayment penalty on or before March 16, 2003, a prepayment penalty of 5% between March 17, 2003 and March 16, 2004, and no prepayment penalty through the maturity date of the Convertible Notes (July 16, 2005). On March 15, 2002, the Company and ComVest, as the holder of an outstanding Bank of America Note (the “Bank of America Note”), agreed to reduce the outstanding principal amount of the Bank of America Note from $40.3 million to $22 million.

LaSalle Credit Facility

      On March 18, 2002, the Company entered into a credit facility with LaSalle Business Credit, Inc. (“LaSalle”) pursuant to a Loan and Security Agreement (as amended, the “Loan Agreement” or the “LaSalle Credit Facility”) with Standard Federal Bank National Association (“SFB”) acting by and through LaSalle, as SFB’s agent (SFB and LaSalle, collectively, the “Lender”). Under the Loan Agreement, the Lender provided the Company a $20 million senior Revolving Loan (the “Revolving Loan”) and a $2 million Term Loan (the “Term Loan”). The Company used the proceeds to repay the Bridge Loan, expenses related to the Recapitalization and for working capital and general corporate purposes. Both loan facilities bear interest at the LaSalle Bank Prime Rate plus 2%, subject to an additional 2% that would be added to the interest rate upon the occurrence of an Event of Default (as discussed below).

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

      The Loan Agreement contains affirmative and negative covenants. The affirmative covenants require the Company to, among other things, maintain accurate and complete records, notify the Lender of major business changes, comply with relevant laws, maintain proper permits, conduct relevant inspections and audits, maintain adequate insurance with the Lender named as loss payee, keep collateral in good condition, use proceeds only for business purposes, pay required taxes, maintain all intellectual property, maintain a checking account with LaSalle, hire a Chief Operating Officer with experience in the medical products industry within 90 days of the date of the Loan Agreement, grant the Lender the right to conduct appraisals of the collateral on a biannual basis, and deliver a survey of the property located at the Company’s offices on Northside Parkway in Atlanta, Georgia within 60 days of the date of the Loan Agreement. The Company satisfied the above-described covenants relating to the hiring of the Chief Operating Officer and delivery of a property survey in a timely fashion.

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

      The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of December 31, 2003, the Company had $2.821 million available for borrowing under the revolving portion of the Loan Agreement. As of December 31, 2003, the Company had $833,333 in borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Loan. As of December 31, 2003, the Company believes it was in compliance with all such covenants set forth in the Loan Agreement.

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

      The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment prior to the Termination Date as a result of an Event of Default, the Company gives 90-days notice of the Company’s intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date of the Convertible Notes at least thirty (30) days past the date of the original term (March 16, 2004) or any applicable renewal term. As discussed elsewhere in this report, the maturity date of the Convertible Notes was extended to July 16, 2005. As a result, no such Termination Event occurred, and no termination election was made by the Lender.

      Pursuant to the LaSalle Credit Facility, the Company also issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of the Company’s common stock at an exercise price of $.01 per share. Such warrants are subject to adjustment pursuant to certain anti-dilution protections contained therein. During the fourth quarter of 2003, an assignee of SFB exercised in full one of these warrants in a cashless exercise, purchasing an aggregate of 446,177 shares of the Company’s common stock. Warrants to purchase up to an aggregate of 299,448 shares of the Company’s common stock remain outstanding.

      The Company is the maker of a promissory note payable to Bank of America (the “Junior Note”) in the amount of $2 million, which Junior Note bears interest at a rate of 6% per annum. The Company began making monthly interest payments beginning in April 2002, and will continue to do so until the Junior Note matures on March 15, 2007. On May 1, 2003, the Company began making a monthly principal payment on the Junior Note of $22,500. This payment is payable on the first day of each month until maturity of the

Junior Note on March 15, 2007. As of December 31, 2003, the Junior Note was subordinated to approximately $1,797,500 of senior indebtedness, representing the indebtedness as of such date under the Loan Agreement. The Junior Note ranks pari passu with the Convertible Notes.

      In connection with the sale of the Company’s Stepic business (as described below) on September 3, 2002, the Company repaid the then outstanding balance of the revolving portion of the LaSalle credit facility.

Ancillary Recapitalization Agreements

      As a condition to closing the Recapitalization, the Company entered into a Securityholders Agreement dated March 16, 2002, with ComVest, Medtronic, LaSalle, Marshall B. Hunt and William E. Peterson, Jr. (together, ComVest, Medtronic, LaSalle and Messrs. Hunt and Peterson are the “Investors”) under which the Company granted certain registration rights, rights of first refusal and corporate governance rights to the Investors. The registration rights required the Company to file a shelf registration statement covering the resale of certain shares of common stock issuable pursuant to the Recapitalization and to include, at the Investors’ option, certain of the Investors’ shares of common stock in any registration statement undertaken by the Company, at its expense. In the third quarter of fiscal 2002, the Company filed a registration statement on Form S-1 to satisfy this obligation under the Securityholders Agreement. On October 21, 2003, the Company entered into an Amended and Restated Securityholders Agreement, which superceded the March 16, 2002 agreement. Mr. Peterson is not a party to this Amended and Restated Securityholders Agreement. In this filing, unless otherwise clearly indicated, all references to the “Securityholders Agreement” refer to the Amended and Restated Securityholders Agreement entered into on October 21, 2003.

      Pursuant to the Securityholders Agreement, ComVest and Medtronic have been granted (1) a right of first refusal to purchase all or part of their pro rata share of new securities which we may propose to sell or issue, and (2) a right of first refusal to participate in any sale of Mr. Hunt’s shares of common stock (with certain exceptions) to third parties upon the same terms and conditions.

      The corporate governance rights include, but are not limited to, the following:

•	granting ComVest the right to designate two ComVest directors, and one additional independent director;

•	granting Medtronic the right to designate one independent director;

•	granting ComVest and Medtronic the right to jointly designate one independent director; and

•	providing that the Company’s Board of Directors the right to designate two members of senior management as directors of the Company.

      Failure to comply with the Securityholders Agreement is considered an Event of Default under the Note Purchase Agreement. On or prior to the date of the Company’s 2004 annual meeting of shareholders, the Company intends to amend these corporate governance rights in order to ensure compliance with the rules and regulations of the American Stock Exchange, which require listed companies to have at least a majority of independent directors.

      On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company has agreed to promote and provide technical advice for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes. Such breach or failure to comply would cause the $4 million principal amount of Convertible Notes issued to Medtronic to become immediately due and payable, and would cause a cross-default, causing (1) all remaining Convertible Notes to become due and payable immediately, (2) $2 million under the Junior Note to become due and payable immediately and (3) all amounts outstanding under the LaSalle credit facility to become immediately due and payable. As of December 31, 2003, this would total approximately $17.4 million as subject to repayment.

In this event, the Company would need to seek additional financing or obtain waivers of such defaults. Management has not undertaken a process of securing additional financing in the event of this contingency.

      On April 15, 2003, the Company entered into the Second Amendment (the “Amendment”) to Co-Promotion Agreement with Medtronic, and on April 17, 2003, the Company entered into the Exclusive Distributor Agreement with Medtronic (“Distributor Agreement”). Under the Distributor Agreement, the Company became the exclusive distributor commencing June 1, 2003 in the United States for Medtronic’s IsoMed constant flow infusion system for the delivery of chemotherapy agents for use in hepatic arterial infusion therapy for patients with colorectal and/or liver cancer. The term of the Distributor Agreement is for three years through May 31, 2006 with two renewal terms of one year each unless either party terminates the relationship prior to the commencement of either renewal term. Under the Amendment, the IsoMed® infusion system was removed from the Co-Promotion Agreement (leaving the Medtronic SynchroMed® infusion system for the treatment of malignant pain as the only product under the Co-Promotion Agreement) and the compensation structure in the Co-Promotion Agreement was modified.

      To effect the Recapitalization, the Company entered into certain ancillary agreements including the following: (i) a voting agreement under which Messrs. Hunt and Peterson agreed to vote their shares in favor of all proposals relating to the Recapitalization at the Company’s 2002 annual meeting of shareholders; (ii) a new employment agreement and option agreements with Mr. Hunt that granted him options to purchase an aggregate of 3,500,000 shares of common stock; and (iii) a new employment agreement and an option agreement with Mr. Peterson that granted him options to purchase 1,000,000 shares of common stock.

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

Description of Business

Product Manufacturing and Sales

      The Company manufactures and/or markets vascular access products including implantable ports, hemodialysis catheters, central venous catheters, needle infusion sets, peripherally inserted central venous catheters and other accessories used in vascular procedures. Vascular access ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain of the harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Once implanted in the body, a port can be utilized for up to approximately 2,000 accesses depending upon needle gauge size and the port size. The Company’s vascular access ports are used primarily in systemic or regional short-and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings. Port sales totaled $18.5 million, $16.9 million and $18.9 million for fiscal 2001, 2002 and 2003, respectively.

      The Company’s lines of vascular access ports consist of the following families of products: (i) the Vortex® family of ports including Vortex® VTX®, LifePort® VTX®, TriumphTM VTX® and GenesisTM VTX®; (ii) LifePort®; (iii) Triumph-1®; (iv) Infuse-a-Port®; (v) OmegaPort®; (vi) TitanPort™ and (vii) the Vortex® MP Port system.

      The Company produces and markets hemodialysis and apheresis catheters. Hemodialysis catheters are used in the treatment of patients suffering from renal failure who are required to undergo short-term (acute) care or long-term (chronic) hemodialysis, a process involving the removal of waste products from the blood by passing a patient’s blood through a dialysis machine. Stem cell apheresis is a protocol for treating certain forms of mid- and late-stage cancers, particularly breast cancer. The typical apheresis procedure involves the insertion of a catheter into a patient through which (i) blood is withdrawn from the patient, cycled through an apheresis machine in which stem cells (cells which perform a key role in the body’s immune system) are removed from the blood and the blood is reinfused into the body, (ii) high doses of chemotherapy agents, as well as antibiotics and blood products, are administered to the patient over extended periods of time, and (iii) the previously removed stem cells are subsequently reintroduced into the patient. The Company’s catheters are used primarily in hemodialysis and apheresis procedures. Catheter sales totaled $2.9 million, $2.9 million and $3.6 million for fiscal 2001, 2002 and 2003, respectively.

      The Company’s catheters include the following families of products: (i) Circle C® chronic and acute hemodialysis catheters, including the new LifeJet™ and LifeJet™ F-16 chronic hemodialysis catheters; (ii) long-term triple lumen central venous catheters; (iii) peripherally inserted central venous catheters and (iv) the LifeValve® Platinum central venous catheter, which was launched in September 2003. The Company expects that its specialty hemodialysis and apheresis families of catheters will continue to benefit from unique designs, allowing some of the highest flow rates available in the market.

      The Company maintains a sales and marketing organization for its vascular access products of approximately 55 full-time employees and three independent specialty distributors employing over 15 sales representatives. The Company’s direct sales force, consisting of 43 direct representatives as of December 31, 2003, focuses primarily on vascular, general and oncological surgeons and interventional radiologists who implant vascular access devices and other physicians and clinicians who utilize vascular access devices in the delivery of treatments. The Company’s marketing strategy emphasizes the importance of building relationships with these medical professionals in order to provide such professionals with the benefits of the Company’s broad knowledge of vascular access products and procedures and focused clinical support. These relationships also facilitate the Company’s ability to modify its product lines in response to new clinical protocols and to meet its customers’ changing needs. As of December 31, 2003, the Company also had a network of approximately 20 active distributors in Europe and approximately 29 active international distributors outside of Europe. The Company has placed an increased emphasis on expanding its direct sales force and anticipates continuing to do so in the near future. Additionally, the Company has terminated relationships with certain of its third-party distributors.

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

      The Company is currently a party to a group purchasing agreement (“GPO”) with AmeriNet Inc., as well as a number of regional and/or local Integrated Delivery Networks (“IDN’s”) that serve small groups of hospitals or a single hospital. The AmeriNet purchasing agreement, which serves approximately 2,000 hospitals, runs through 2004 and covers substantially all of the Company’s products. The Company pays administrative fees on sales through certain purchasing agreements (both GPO and IDN). During fiscal 2003, the Company generated approximately $2.7 million in sales on which administrative fees were paid. The Company will continue to submit competitive product offering proposals to GPOs and IDNs looking to standardize their purchases of vascular access products. While the Company is willing to enter into a GPO or IDN agreement, the majority of the Company’s sales are in GPO facilities with which the Company is not affiliated.

      The Company has entered into the Distribution Agreement with Medtronic under which the Company is distributing and selling Medtronic’s IsoMed® constant flow infusion system for the delivery of chemotherapy agents for use in hepatic arterial infusion therapy for patients with colorectal liver cancer. On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company had agreed to promote and provide technical advise for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. This Agreement was amended in April 2003 in the Second Amendment to Co-Promotion Agreement, pursuant to which the IsoMed® infusion system was removed from the Co-Promotion Agreement, leaving the Medtronic SynchroMed® infusion system for the treatment of malignant pain as the only product under the Co-Promotion Agreement. See “Business — Recapitalization.”

Product Distribution

      Through the operations the Company acquired in the CVS and Stepic acquisitions, distribution of medical devices was the largest revenue-generating segment of the Company’s business, comprising 55.1% of total revenues through the first nine months of fiscal 2002. Subsequent to consummating the Stepic acquisition in 1998, the Company consolidated the CVS operations into Stepic to establish a centralized distribution operation. Prior to the sale of Stepic in September 2002, the Company distributed a broad range of specialty medical products throughout the Northeast United States to hospitals and regional and hospital owned blood banks. As described below, the Company sold substantially all of the assets of Stepic in September 2002.

Results by Industry Segment

      Information relating to the Company’s industry segments on a historical basis, including revenues, gross profit and identifiable assets attributable to each segment for fiscal year 2002 is presented in Note 15 of the notes to the Company’s audited consolidated financial statements included herein.

Acquisitions and Divestitures

Vascular Access Products

      On May 19, 1998, the Company acquired the vascular access port product line of IFM, a wholly owned subsidiary of CryoLife, Inc., and on September 30, 1998, the Company consummated the acquisition of certain medical device products, product lines and assets used in the manufacture and sale of such medical devices by IFM for $15,000,000 in cash. The assets acquired included certain of the assets used by IFM to manufacture its product line. In this transaction, the Company acquired several products including embolectomy catheters, carotid shunts, occlusion catheters and surgical instruments (the “Products”). In connection with the acquisition, the Company and IFM entered into a manufacturing agreement (the “Manufacturing Agreement”) pursuant to which, for a four year term, IFM agreed to manufacture exclusively for the Company, and the Company agreed to purchase from IFM a minimum of $6,000,000 per year of the Products.

      On October 9, 2000, the Company acquired certain additional assets from IFM, including inventory, leasehold improvements, and other fixed assets and assumed IFM’s lease for its 30,000 square foot manufacturing facility located in St. Petersburg, Florida, pursuant to an asset purchase agreement dated October 9, 2000. In connection with the October 2000 asset purchase agreement, the Manufacturing

Agreement was terminated, and the Company had no further obligation, after October 9, 2000, to purchase products from IFM. On March 30, 2001, the Company completed the sale of the IFM business for an aggregate sale price of approximately $8 million.

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

      On September 3, 2002, the Company sold Stepic to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction. Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company used the remaining proceeds for working capital purposes. Arrow paid $1.1 million of the cash purchase price into escrow, which sum was distributed to the Company (in an amount equal to $1,051,317 plus interest of $904) and to Arrow (in an amount equal to $48,683) in accordance with the terms of the asset purchase agreement and escrow agreement entered into in connection with the Stepic sale. Finally, Arrow issued to the Company a promissory note in the principal amount of $500,000, which bore interest at an annual rate of 5%. Pursuant to the terms of this note, $250,000 plus interest of $3,664 was paid to the Company on December 19, 2002 and the balance of $250,000 plus interest of $6,199 and was paid to the Company on March 3, 2003.

Manufacturing

      At the Company’s Manchester, Georgia facility, the Company manufactures its complete line of ports; infusion sets; and Circle C® hemodialysis catheters, and other miscellaneous catheters, and dialysis accessories, except for a peripherally inserted central venous catheter (“PICC”) line and certain product accessories, and component parts produced for the Company by other manufacturers.

      The Company has received certification as an ISO 9001 medical device manufacturer for its Manchester facility. The Company also has obtained the right to affix CE (Conformite Europeenne) marking to the Company’s product lines manufactured at the facility except for the LifeJetTM and LifeValve® products. CE marking is a European symbol of conformance to strict product manufacturing and quality system standards.

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

      All medical device manufacturing establishments are required to be registered with the FDA. Similarly, all categories of medical devices marketed by a company in the United States are required to be listed. The Company must update its establishment and listing information pursuant to FDA regulations. The FDA can take regulatory action against a company that does not provide or update its registration and listing information. Pursuant to the Food, Drug and Cosmetic Act (the “FDC Act”), medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practice regulations) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval (“PMA”) from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

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

      In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. FDA regulations provide that new 510(k) clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The Company has made certain modifications to its cleared devices for which it has determined that new 510(k) clearances are not required. There can be no assurance, however, that the FDA would concur with the Company’s conclusion that a particular change does not necessitate a new 510(k) application. If the FDA were to investigate and disagree with the Company’s determinations and conclude that one or more implemented changes requires a new 510(k), the FDA could take regulatory actions, such as issuance of a warning letter or requiring that the Company cease marketing modified devices until new 510(k) notifications are cleared.

      In order to conduct clinical trials of an uncleared or unapproved device, companies generally are required to comply with the FDA’s Investigational Device Exemptions (an “IDE”) regulations (“IDE regulations”). For significant risk devices, the IDE regulations require FDA approval of an IDE before a clinical study may begin. In its approval letter for significant risk device IDE studies, the agency may limit the number of patients that may be treated with the device and/or the number of institutions at which the device may be used. Device studies subject to the IDE regulations, including both significant risk and non-significant risk device studies, are subject to various restrictions imposed by the FDA. Patients must give informed consent to be treated with an investigational device. The institutional review board of each institution where a study is being conducted must also approve the clinical study. The device generally may not be advertised or otherwise promoted.

      Unexpected adverse experiences must be reported to the FDA. The company sponsoring the investigation must ensure that the investigation is being conducted in accordance with the IDE regulations.

      To date, the Company’s products have received FDA marketing clearances only through the 510(k) process. Certain future product applications, however, could require approval through the PMA process. In addition, future products may require approval of an IDE. There can be no assurance that all necessary 510(k) clearances or PMA or IDE approvals will be granted on a timely basis or at all. The FDA review process may delay the Company’s product introductions in the future. It is possible that delays in receipt of or failure to receive any necessary clearance or approval could have a material adverse effect on the Company’s operations. Pursuant to the FDA’s Good Manufacturing Practices under the Quality System Regulations (“GMP/QSR”), the Company must manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with FDA requirements for labeling and promotion of its products. For example, the FDA prohibits cleared or approved devices from being marketed or promoted for uncleared or unapproved uses. The medical device reporting regulation requires that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of the Company’s devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Additionally, the FDA imposes other requirements on medical device manufacturers, including reporting and record keeping requirements for device corrections and removals (recalls).

      Medical device manufacturers and distributors are generally subject to periodic inspections by the FDA. If the FDA determines that a company is not in compliance with applicable laws and regulations, it can, among other things, issue a warning letter apprising the company of violative conduct, detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees. The FDA completed an inspection of the Company’s Manchester, Georgia facility and in September 2002 issued a Form FDA-483 specifying five items. The Company has responded to such observations and has worked with the FDA to resolve these observations.

      In addition, it is possible that clearances or approvals could be withdrawn in certain circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company’s business, financial condition and results of operations. Medical device laws and regulations are also in effect in many of the countries in which the Company does business outside the United States. These range from comprehensive device approval requirements for some or all of the Company’s medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in many of the states in which the Company does business. State and foreign medical device laws and regulations may have a material impact on the Company. In addition, international sales of certain medical devices manufactured in the United States but not cleared or approved by the FDA for distribution in the United States are subject to FDA export requirements and policies, including a policy whereby the Company provides a statement to the FDA certifying that the product to be exported meets certain criteria and the FDA issues a certificate to facilitate device export.

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

Anti-Kickback Statute

      Pursuant to 42 U.S.C. Section 1320a-7b(b) (the “Anti-Kickback Statute”), the knowing and willful offer or receipt of any remuneration, directly or indirectly, in cash or in kind, in exchange for or which is intended to induce the purchase, lease or order of any good, facility, item or service for which payment may be made in whole or in part under a federal healthcare program, including Medicare and Medicaid, is prohibited. A violation of the Anti-Kickback Statute is a felony, punishable by fine, imprisonment or exclusion from the Medicare and Medicaid or other applicable federal healthcare programs. The Anti-Kickback Statute has been interpreted broadly by courts and administrative bodies. Certain regulations promulgated under the Anti-Kickback Statute (i.e., 42 C.F.R. Section 1001.952(j)) provide that prohibited remuneration under the Anti-Kickback Statute does not include any payment by a vendor of goods to a group purchasing organization, as defined in the regulations, if certain standards are met. The Company believes that the group purchasing organizations with which the Company has purchasing agreements comply in all material respects with such standards. As noted in “Legal Proceedings” below, in August 2002, the Company received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting documents relating to the Company’s agreement with a group purchasing organization. The Company has produced documents responsive to the subpoena. The Company also believes that its business practices comply in all material respects with the Anti-Kickback Statute. There can be no assurance, however, that the government will not use a broad interpretation of such statute that could materially and adversely affect the Company’s operations.

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

      The Company currently owns United States patents and patent applications, as well as foreign patents and applications, which relate to aspects of the technology used in certain of the Company’s products, including the LifePort® family of vascular access ports, the Vortex® vascular access ports, the Infuse-a-Cath® family of central venous catheters and the Bayonet locking system used in the LifePort® and in the Vortex® port families of products. The Company also is a party to license agreements with third parties pursuant to which the Company has obtained, for varying terms, the right to develop, make, use and/or sell products that are covered under such license agreements in consideration for royalty payments. The Company’s products subject to such license agreements include the Circle C® chronic and certain acute catheters, which includes the LifeJetTM and LifeJetTM F-16 chronic catheters, and certain products in the development stage. There can be no assurance that the Company or its licensors have or will develop or obtain additional rights to products or processes that are patentable, that patents will issue from any of the pending patent applications filed by the Company or that claims allowed will be sufficient to protect any technology that is licensed to the Company. In addition, no assurances can be given that any patents issued or licensed to the Company or other licensing arrangements will not be challenged, invalidated, infringed or circumvented or that the rights granted thereunder will provide competitive advantages for the Company’s business or products. In any of such events, the Company’s business, results of financial condition and operating results could be materially adversely effected.

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

      The Company’s registered and unregistered trademark rights relate to the majority of the Company’s products, including the Circle C®, Infuse-a-Port®, Triumph-1®, Infuse-a-Cath®, LifePort®, Vortex®, VTX®, LifeJetTM, LifeGuardTM, GenesisTM VTX® and LifeValve® product lines. There can be no assurance that any of the Company’s registered or unregistered trademarks or trade names will not be challenged, canceled, infringed or circumvented, or be declared generic, or be declared infringing on other third-party marks, or provide any competitive advantage to the Company.

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

Raw Materials

      The Company has arrangements with various suppliers to provide it with the quantity of component parts and materials necessary to assemble its products. Almost all of the components and materials used in the Company’s assembly process are available from a number of different suppliers, although certain components are purchased from a limited number of sources. While the Company believes that there are alternative and satisfactory sources for its components and materials, a sudden disruption in supply from one of the Company’s existing suppliers could adversely affect the Company’s ability to deliver its products in a timely manner and could adversely affect the Company’s operating results.

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

      Research and development expenses accounted for approximately $125,000 in 2001 (less than 1% of the Company’s net sales), $654,000 in 2002 (3% of the Company’s net sales), and $973,000 in 2003 (3% of the Company’s net sales). The 2001 amount was used primarily to incorporate the VTX® technology into the Company’s other line of ports, including LifePort® VTX® and TriumphTM VTX® and to develop the Company’s LifeJetTM chronic dialysis catheter. The 2002 amount was used primarily to develop the LifeGuardTM safety needle, the LifeValve® valved central venous catheter and the LifeJetTM chronic dialysis catheter. The 2003 amount was used primarily in the development of new catheter technologies and enhancements and improvements to existing products.

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

Employees

      As of December 31, 2003, the Company had approximately 150 full-time employees.

Availability of Company Information; Code of Ethics

      The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments thereto are available on the Company’s website at www.hmpvascular.com. In addition, Forms 3, 4 and 5 which are filed by the Company’s officers, directors and other persons or entities required to file such forms are available on the Company’s website. Information contained in the Company’s website is not incorporated by reference into this report.

      Additionally, the Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), applicable to the Company’s officers, directors and employees, which includes the code of ethics applicable to the Company’s senior executive and financial officers. This Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

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

      The Company owns a 6,400 square foot office condominium located in Atlanta, Georgia, which the Company utilizes for administrative offices. The Company considers this space to be in good condition and adequate to meet the Company’s present and foreseeable administrative office needs in Atlanta.

Item 3.     Legal Proceedings

      In May 2002, the Company became aware of a Complaint for Declaratory Judgment filed in the United States District Court for the District of Massachusetts by LeMaitre Vascular, Inc. (“LeMaitre”) against one of the Company’s former distributors, Cardio Medical Products, Inc. (“Cardio Medical”). The Company had a distributorship agreement with Cardio Medical for the IFM product line entered into prior to the Company’s sale of the IFM business on March 30, 2001 to LeMaitre. See “Description of Business — Acquisitions and Divestitures” above. Under the IFM Agreement with the Company, LeMaitre agreed to continue selling the IFM product line to Cardio Medical as required by the Cardio Medical distributorship agreement for the remainder of its term through December 31, 2002, provided LeMaitre received from Cardio Medical confirmation of the terms of such agreement satisfactory to LeMaitre. In its suit for Declaratory Judgment, LeMaitre requested a declaration that the IFM Agreement created no contractual rights between Cardio Medical and LeMaitre, and that LeMaitre has no obligation to sell its IFM products to Cardio Medical. In early June 2002, Cardio Medical answered LeMaitre’s complaint, and asserted a counterclaim against us and LeMaitre for breach of contract. The counterclaim alleged that the Company breached the distributorship agreement between Cardio Medical and the Company by (1) failing and refusing to sell IFM products to Cardio Medical (either directly or through LeMaitre); and (2) selling or allowing LeMaitre to sell IFM products directly to customers in the territory granted exclusively to Cardio Medical. In November 2003, this lawsuit was settled.

      On August 8, 2002, the Company received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting documents relating to the Company’s agreement with a group purchasing organization. The Company has cooperated fully with the request and has produced documents responsive to the subpoena.

      In November 2002, the Company was served with a complaint filed in the United States District Court for the Northern District of Georgia by Chepstow Limited (“Chepstow”) against the Company, its Chief Executive Officer, Marshall B. Hunt, its President, William E. Peterson, Jr., and members of Mr. Hunt’s family and a family limited partnership established by Mr. Hunt and his wife. Chepstow alleged that it had a judgment on a promissory note against Mr. Hunt, that it is engaging in post-judgment collection efforts, and that the defendant parties in this action had engaged with Mr. Hunt in fraudulent conveyances of Mr. Hunt’s assets. Specifically, with respect to the Company, Chepstow alleged that, in March 2002, Mr. Hunt transferred 225,000 shares of the Company’s common stock to his family limited partnership, that such transfer was a fraudulent conveyance under Georgia law, that the Company assisted in such transfer, and that the Company engaged in an unlawful conspiracy to hinder, delay or defraud Chepstow as Mr. Hunt’s creditor. Chepstow sought to void such transfers and injunctive relief, compensatory damages, and punitive damages from the defendants, including the Company. The Company filed a motion to dismiss the action against the Company. In July 2003, the court granted the Company’s motion to dismiss and dismissed the lawsuit against all parties. In August 2003, plaintiff filed a Notice of Appeal with respect to the court’s dismissal and the Company has filed its brief in connection with such appeal. Oral arguments were held on the appeal in January 2004. The Company has entered into an agreement with Chepstow that if the appellate court should reverse the District Court’s dismissal of the lawsuit as to the Company, the continuation of the lawsuit in the District Court will be stayed pending Mr. Hunt’s satisfaction of Chepstow’s judgment against Mr. Hunt and will be dismissed upon Mr. Hunt’s satisfaction of such judgment.

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

      There were no matters submitted to shareholders of the Company for a vote in the fourth quarter of 2003.

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

Calendar Year 2003	High	Low

First Quarter	$0.60	$0.35
Second Quarter	$0.65	$0.37
Third Quarter	$1.15	$0.53
Fourth Quarter	$2.10	$0.77

Calendar Year 2002	High	Low

First Quarter	$1.40	$0.49
Second Quarter	$1.30	$0.70
Third Quarter	$1.18	$0.60
Fourth Quarter	$1.00	$0.45

      As of March 17, 2004, there were 125 record holders of the Company’s common stock. On March 26, 2004, the last reported sales price of the Company’s common stock on The American Stock Exchange was $1.88 per share.

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

Sales of Unregistered Securities During the Fourth Quarter of 2003

      In the fourth quarter of 2003, the Company issued an aggregate of 446,177 shares of its common stock in connection with the exercise of warrants issued in the Recapitalization. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data

      The following selected financial data of the Company as of and for each of the five years ended December 31, 2003 are derived from, and are qualified by reference to the audited consolidated financial statements, including the notes thereto, of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Form 10-K.

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Statement of Operations Data
Net Sales	$32,661	$25,717	$24,701	$21,712	$27,975
Cost of goods sold	15,092	17,467	11,410	9,343	11,248

Gross Profit	17,569	8,250	13,291	12,369	16,727
Selling, general and administrative expenses	13,781	14,030	16,043	16,110	15,096
Impairment charge	—	12,086	—	—	—

Income (loss) from operations	3,788	(17,866)	(2,752)	(3,741)	(1,631)
Loss on early extinguishment of debt	—	—	—	(6,641)	—
Interest expense, net	(2,063)	(2,345)	(2,208)	(2,846)	(2,373)
Other income (expense)	99	115	68	(15)	(45)

Income (loss) before income taxes	1,824	(20,096)	(4,892)	(13,243)	(787)
Income tax provision (benefit)	820	(1,006)	—		—

Income (loss) from continuing operations	1,004	(19,090)	(4,892)	(13,243)	(787)
Discontinued operations:
Income (loss) from operations of discontinued distribution segment (including gain on disposal)	661	(671)	(231)	3,175	—
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	—	—	(16,102)	—

Net income (loss)	$1,665	$(19,761)	$(5,123)	$(26,170)	$(787)

Income (loss) from continuing operations per share — basic and diluted	$0.08	$(1.43)	$(0.37)	$(0.64)	$(.02)
Income (loss) from operations of discontinued distribution segment (including gain on disposal)	0.04	(0.05)	(0.01)	0.15	—
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	—	—	(0.78)	—

Net income (loss) per share — basic and diluted	$0.12	$(1.48)	$(0.38)	$(1.27)	$(.02)

Weighted average common shares outstanding — basic	13,366	13,366	13,366	20,685	36,656
Weighted average common shares outstanding — diluted	13,373	13,366	13,366	20,685	36,656
Balance Sheet Data (end of year):
Cash and cash equivalents	$1,991	$164	$2,749	$3,712	$1,806
Working capital	$29,927	$15,259	$(21,359)	$9,460	$8,801
Total assets	$102,397	$86,038	$71,348	$37,190	$35,186
Long-term debt, net of current maturities	$44,999	$40,598	$1,355	$18,342	$16,999
Total shareholders equity	$43,069	$22,332	$18,282	$15,330	$14,752

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

      Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties facing the Company, and other factors that you may wish to consider, is contained below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and is also contained in this Form 10-K under the section entitled “Risk Factors” and elsewhere and in the Company’s filings from time to time pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

      The Company was incorporated and began its operations in February 1990 as a distributor of medical devices and began to distribute vascular access devices in 1990. In November 1992, the Company entered into a collaborative effort with a leading heart valve manufacturer to design and develop a new line of vascular access ports for the Company. This new line of ports, the Triumph-1® line, was introduced in September 1994. The Company continues to market a line of Triumph-1® vascular access ports and in 2001, it transitioned the manufacturing of the port line in-house to its current manufacturing facility. Prior to that transition, since 1996, certain models in the Triumph-1® line had been manufactured for us by ACT Medical. In May 1995, the Company began to distribute the NeoStar Medical line of hemodialysis catheters and acquired that line in October 1995. In March 1996, the Company began construction of a 20,000 square foot manufacturing, distribution and administrative facility in Manchester, Georgia. The Company began manufacturing the NeoStar Medical® product line at this facility in October 1996 and expanded this facility in 1998 and in 2000 to its current configuration of approximately 60,000 square feet. In July 1997, the Company acquired the port business of Strato/ Infusaid. The primary product lines obtained in the Strato/ Infusaid acquisition included the LifePort® and Infuse-a-Port® vascular access ports and the Infuse-a-Cath® line of catheters. In 1998, the Company made additional product acquisitions, including the Vortex® port, TitanPort™ and OmegaPort® lines acquired from Norfolk Medical. In addition, the Company’s acquired the CVS and Stepic Medical device distribution businesses. Distribution of non-Horizon medical devices through Stepic during the first nine months of 2002 (through the sale of Stepic in September 2002) comprised approximately 55.1% of the Company’s revenue.

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

      While the Company has acquired products through the acquisitions described above, more recently the Company has developed new products. The Company’s VTX® technology, which was introduced by the Company in 2000, is featured in its Vortex® port, its new LifePort®VTX® titanium and plastic ports, and its new TriumphTM VTX® titanium and plastic ports. VTX® technology refers to the swirling blood flow produced by a uniquely rounded reservoir design and tangential outlet, which substantially reduces thrombosis or the build up of sludge from blood and drug products in the port reservoir. The square cornered reservoirs and perpendicular outlets that are common to other vascular access ports promote the formation of sludge, flush less efficiently, and provide chaotic blood flow. These conditions, in turn, cause complications that require additional procedures at additional cost. The Company introduced its new chronic hemodialysis catheter, LifeJet™, in December 2001 and its LifeJetTM F-16 in January 2003. The Company’s new safety infusion needle, LifeGuardTM, designed for use with vascular access ports, was released in June 2002 and its new central venous catheter, LifeValve®, was released in October 2002.

      On March 15, 2002 the Company entered into a Co-Promotion Agreement with Medtronic under which the Company promoted and provided technical advise for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain. If the Company breaches or fails to comply with its obligation under the Co-promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the convertible Notes (see Note 4 to the consolidated financial statements).

      On March 19, 2002, the Company announced the consummation of the Recapitalization that extinguished all of the Company’s senior debt and warrants held by Bank of America and substantially reduced the Company’s total outstanding debt.

      On September 3, 2002, the Company sold Stepic to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction. Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company used the remaining proceeds for working capital purposes. Arrow paid $1.1 million of the cash purchase price into escrow, which sum has been distributed to the Company (in an amount equal to $1,051,317 plus interest of $904) and to Arrow (in an amount equal to $48,683) in accordance with the terms of the asset purchase agreement and escrow agreement entered into in connection with the Stepic sale. Finally, Arrow issued to the Company a promissory note in the principal amount of $500,000, which bore interest at an annual rate of 5%. Pursuant to the terms of this note, $250,000 plus interest of $3,664 was paid to the Company on December 19, 2002 and the balance of $250,000 plus interest of $6,199 and was paid to the Company on March 3, 2003.

      On April 15, 2003, the Company entered into the Second Amendment (the Amendment) to Co-Promotion Agreement with Medtronic and on April 17, 2003, the Company entered into the Exclusive Distributor Agreement with Medtronic (Distributor Agreement). Under the Distributor Agreement, the Company became the exclusive distributor commencing June 1, 2003 in the United Stated for Medtronic’s IsoMed® constant flow infusion system for the delivery of the chemotherapy agents for use in hepatic arterial infusion therapy for patients with colorectal and/or liver cancer. The term of the Distributor Agreement is for three years through May 31, 2006 with two renewal terms of one year each unless either party terminates the relationship prior to the commencement of either renewal term. Under the Amendment, the IsoMed® infusion system was removed from the Co-Promotion Agreement (leaving the Medtronic SynchroMed® infusion system for the treatment of malignant pain as the only product under the Co-Promotion Agreement) and the compensation structure in the Co-Promotion Agreement was modified.

      In September 2003, we launched a new central venous catheter, the LifeValve® Platinum, and in February 2004, we launched our Vortex® MP port system which is designed for either chest or peripheral use. The Vortex® MP port system incorporates a rounded chamber and off-set stem to promote more efficient flushing, and is small and low in profile.

Critical Accounting Policies

      The Company’s management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

•	The Company maintains allowances for doubtful accounts, which accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	The Company reviews customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions.

•	The Company estimates allowances for sales returns and rebates based on its experiences from historical customer returns and rebates. If actual future customer returns and rebates are less favorable than those projected by management, additional sales allowances may be required.

•	Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB No. 17. Upon the adoption of SFAS No. 142, the Company recognized an impairment loss of approximately $16.1 million related to its distribution reporting unit. If economic conditions deteriorate and indicators of impairment become present, another adjustment to the carrying value of goodwill may be required. On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which supercedes SFAS No. 121. The Company will review long-lived assets for impairment under this standard, which does not substantially change the guidance in SFAS No. 121. The impact of adopting SFAS No. 144 did not have a material impact on the Company’s financial statements.

      Effective as of January 1, 2003 and for the year then ended, the Company has adopted SFAS No. 145. As a result and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income/(expense)” in the continuing operations portion of the Company’s statement of operations. The Company has determined that the item originally reported as extraordinary in the 2003 financial statements which relate to historical figures require revision in order to be presented in accordance with SFAS No. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary items to “other income/expense” from continuing operations. There was no effect on the balance sheet, shareholders’ equity, net income or cash flow of the Company.

Related Party Transactions

      Certain recent significant related party transactions are summarized in “Description of Business” above. For a more detailed discussion of the Company’s related party transactions, see “ Related-Party Transactions”

in Note 11 of the notes to the Company’s audited consolidated financial statements contained elsewhere herein.

Results of Operations

      The following table sets forth for the periods indicated certain items contained in the Company’s consolidated statements of operations expressed as a percentage of net sales:

	Years Ended December 31,

	2001	2002	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	46.2	43.0	40.2

Gross profit	53.8	57.0	59.8
Selling, general and administrative expenses	65.0	74.2	54.0

Loss from operations	(11.2)	(17.2)	5.8
Other income (expense):
Loss on early extinguishment of debt	—	(30.6)	—
Interest expense, net	(8.9)	(13.1)	(8.5)
Other income (expense)	.30	—	(.10)

Loss before income taxes	(19.8)	(60.9)	(2.8)
Loss from continuing operations	(19.8)	(60.9)	(2.8)
Income (loss) from operations of discontinued distribution segment (including gain on disposal)	(0.9)	14.6	—
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	(74.2)	—

Net loss	(20.7)%	(120.5)%	(2.8)%

     Year Ended December 31, 2003 compared to Year Ended December 31, 2002

      Net Sales. Net sales increased 29% to $27.9 million in 2003 from $21.7 million in 2002. The increase in sales is primarily attributable to continued growth in sales from new products introduced in the second half of 2002, the recent introduction of new products including the LifeValve® Platinum CVC and recently released LifeJet™ F-16 hemodialysis catheter, combined with the addition of Medtronic’s IsoMed® HAI product line in June 2003. In addition, there was overall sales growth resulting from the Company’s direct sales expansion program implemented in late 2002 in which a larger portion of the Company’s sales is derived from its direct sales force, as compared to the past, which featured a larger mix of distributors and direct sales representatives.

      Gross Profit. Gross profit increased 35% to $16.7 million in 2003, from $12.4 million in 2002. Gross margin increased to 60% in 2003 from 57% in 2001. The increase in gross profit is the result of increased manufacturing efficiencies, a more favorable product mix and the increase in net sales derived from the Company’s direct sales force versus the mix of distributor sales in the previous year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased to $15.1 million in 2003 from $16.1 million 2002. The decrease in SG&A was partially attributable to approximately $3.0 million of Recapitalization-related expenses incurred in 2002, which were not recurring in 2003.

      Exclusive of Recapitalization-related expenses, SG&A increased approximately $1.7 million in 2003 compared to 2002. The increase in SG&A was attributable to increased research and development expenses and increased costs associated with the direct sales expansion program implemented in late 2002.

      Loss on Early Extinguishment of Debt. In 2002, the Company recorded a loss of approximately $6.6 million on extinguishment of its Bank of America debt as a result of the recapitalization during the first quarter of 2002. The Company originally recorded this transaction as an extraordinary loss. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result, and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income (expense)” in the continuing operations portion of the Company’s Statement of Operations. The Company has determined that the item reported as extraordinary requires revision in order to be presented in accordance with SFAS no. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary item to “other income(expense)” from continuing operations.

      Interest Expense. Interest expense, net of interest income, decreased approximately $473,000, or 17%, from $2.8 million in 2002 to $2.3 million in 2003. The decrease is primarily the result of lower outstanding debt in 2003.

      Discontinued Operations. Income from operations of the Company’s discontinued distribution segment (Stepic) was $3.1 million in 2002. The Company sold Stepic on September 3, 2002.

      Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). EBITDA increased to $3,054,112 for 2003 from $(2,217,461) in 2002 due primarily to increased sales and resulting gross profits as discussed above, combined with non-recurring recapitalization expenses experienced in 2002.

      EBITDA is a metric which management believes is a meaningful measurement of operating performance which allows analysts and investors to compare the performance of the Company against other competitors in the healthcare industry. EBITDA is also one of the factors used in determining the Company’s management performance bonuses. The calculation of EBITDA has no basis in Generally Accepted Accounting Principles (“GAAP”) and may not be consistent with calculations of EBITDA used by other companies. Management believes that net income (loss) is the most directly comparable financial measure calculated and presented in accordance with GAAP. The reconciliation of EBITDA to net income (loss) is set forth below.

      Income Taxes. The Company generated an income tax benefit during 2003 of approximately $674,000 which was reduced by a valuation allowance on the Company’s deferred tax assets. The Company’s taxable income generated as a result of the extinguishment of the BofA Credit Facility pursuant to the Recapitalization during 2002 was fully offset by a net operating loss carryforward upon which a valuation allowance had previously been established in 2001. As a result of the conversion to common stock of debt issued in the Recapitalization, the Company had a change in control for income tax purposes. Section 382 of the Code restricts the utilization of NOL carryforwards and the benefit of certain built in losses when there has been a change in control as defined in the tax code. Management is in the process of determining the tax implications of the change of control. The Company generated an income tax benefit of approximately $3.2 million during 2002, which was reduced fully by a valuation allowance established on the Company’s deferred tax assets generated by the income tax benefit. The income tax benefit for 2002 consists of the federal and state benefits, adjusted for certain nondeductible items, reduced by a valuation allowance on the Company’s deferred tax assets.

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

      Selling, General and Administrative Expenses. SG&A increased slightly to $16.1 million in 2002 from $16.0 million 2001. The increase in SG&A was fully attributable to recapitalization expenses of approximately $3 million incurred as a result of the Company’s recapitalization transaction in March 2002. Exclusive of the recapitalization expenses, SG&A decreased approximately $2.9 million in 2002 from 2001. This decrease is the result of lower turnaround expenses, including consulting fees, PR campaign fees and employment severances, as well as lower amortization expenses in 2002 resulting from the Company’s adoption of SFAS 142 (see Notes 2 and 5 to the Company’s audited consolidated financial statements included elsewhere herein). In addition, the decrease resulted from the Company’s cost reduction program implemented in 2002, which included lower salaries, travel and marketing expenses in 2002. SG&A expenses increased as a percentage of net sales to 74.2% in 2002 from 65% in 2001 due to decreased sales as well as the recapitalization expenses in 2002 from 2001.

      Extraordinary Loss. In 2002, the Company recorded an extraordinary loss of approximately $6.6 million on the extinguishment of its Bank of America debt as a result of the recapitalization transaction during the first quarter of 2002. The Company originally recorded this transaction as an extraordinary loss. The Company has adopted SFAS No. 145 effective as of January 1, 2003 and for the year then ended. As a result, and in accordance with Statement No. 145 and Accounting Principles Board Opinion 30 (“APB No. 30”), the extraordinary loss on the extinguishment of debt recognized in 2002 is reclassified from extraordinary items to a component of “other income (expense)” in the continuing operations portion of the Company’s Statement of Operations. The Company has determined that the item reported as extraordinary requires revision in order to be presented in accordance with SFAS no. 145 and APB No. 30. The effect of this revision is to reclassify the extraordinary item to “other income(expense)” from continuing operations.

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

      EBITDA. EBITDA for 2002 was $(2,217,461) compared with $(249,806) for 2001. The decrease was primarily attributable to recapitalization related charges incurred in 2002 of approximately $3 million, offset by the increased gross profit achieved in 2002. The reconciliation of EBITDA to net income (loss) is set forth below.

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

Reconciliation of EBITDA to Net Income (loss)

      The following presents a reconciliation of EBITDA to net income (loss) for the three fiscal years ended December 31, 2003, 2002 and 2001.

	Years Ended

Reconciliation of EBITDA to Net Income (loss):	2003	2002	2001

EBITDA	$3,054,112	$(2,217,461)	$(249,806)
Depreciation and Amortization in Cost of Goods Sold	(179,206)	(220,950)	(338,362)
Depreciation and Amortization in Selling, General & Administrative Expenses	(1,289,679)	(1,317,829)	(2,096,344)
Interest expense, net	(2,372,619)	(2,845,894)	(2,207,431)
Loss on early extinguishment of debt	—	(6,641,015)	—
Income (loss) from operations of discontinued distribution segment	—	3,174,623	(230,972)
Effect of a change in accounting principle pursuant to adoption of SFAS 142	—	(16,101,900)	—

Net Income (loss)	$(787,392)	$(26,170,426)	$(5,122,915)

Quarterly Results

      The following tables set forth quarterly statement of operations data for 2002 and 2003. This quarterly information is unaudited but has been prepared on a basis consistent with the Company’s audited financial statements presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(In thousands, except per share data)
Net Sales	$4,392	$6,194	$5,317	$5,809
Cost of goods sold	2,130	2,691	2,066	2,456

Gross profit	2,262	3,503	3,251	3,353
Selling, general and administrative expenses	5,629	3,466	3,411	3,604

Income (loss) from operations	(3,367)	37	(160)	(251)
Loss on early extinguishment of debt	(6,641)	—	—	—
Interest expense, net	(637)	(746)	(724)	(739)
Other income (expense)	(4)	(5)	(1)	(4)

Loss from continuing operations	$(10,649)	$(714)	$(885)	$(994)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(In thousands, except per share data)

Discontinued operations:
Income (loss) from operations of discontinued distribution segment (including gain on disposal of $2.1 million)	$31	$430	$3,829	$(1,116)
Effect of a change in accounting principle pursuant to adoption of SFAS 142	(16,102)	—	—	—

Net income (loss)	$(26,720)	$(284)	$2,944	$(2,110)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.77)	$(0.04)	$(0.05)	$(0.03)
Income (loss) from operations of discontinued distribution segment (including gain on disposal of $2.1 million)	0.00	0.02	0.22	(0.03)
Effect of a change in accounting principle pursuant to adoption of SFAS 142	(1.15)	—	—	—

Net income (loss) per share — basic and diluted	$(1.92)	$(0.02)	$0.17	$(0.06)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In thousands, except per share data)
Net Sales	$6,087	$6,619	$7,545	$7,725
Cost of goods sold	2,453	2,710	3,003	3,082

Gross profit	3,634	3,909	4,542	4,643
Selling, general and administrative expenses	3,645	3,721	3,868	3,863

Income (loss) from operations	(11)	188	674	780
Interest expense, net	(628)	(597)	(589)	(559)
Other income (expense)	(14)	(10)	(12)	(9)

Loss from continuing operations	(653)	(419)	73	212

Net income (loss)	$(653)	$(419)	$73	$212

Basic and diluted earnings per share:
Loss from continuing operations	$(.02)	$(.01)	$.00	$.01

Net income (loss) per share — basic	$(.02)	$(.01)	$.00	$.01

Net income (loss) per share — diluted	$(.02)	$(.01)	$.00	$.00

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

      Net cash used in operating activities was $4,643 for fiscal 2003 compared with $4.1 million for fiscal 2002 and cash provided of $6.4 million for fiscal 2001. The decrease in cash used in operations during 2003 compared to 2002 was primarily attributable to the Recapitalization-related transaction expenses paid in 2002 and the decrease of inventory during 2003, which were offset by increases in accounts receivable.

      Net cash used in investing activities was approximately $526,566 for fiscal 2003 compared with cash provided of $12.3 million for fiscal 2002 and $2.4 million for fiscal 2001. Cash used in investing activities in 2003 consisted of capital expenditures and acquisition of intangibles assets as a result of the Company’s acquisition of a portion of the business of one of its former independent distributors. The decrease in cash provided by investing activities during 2003 compared to 2002 was attributable to 2002 proceeds from the disposition of the Stepic distribution segment and from proceeds from shareholders note receivables.

      Net cash used in financing activities was $1.4 million for fiscal 2003, compared with $7.3 million for fiscal year 2002 and $6.2 million for fiscal 2001. Financing activities in 2003 consisted primarily of principal payments of long-term debt. Financing activities in 2002 substantially consisted of debt issuance costs paid as part of the Recapitalization of approximately $1.5 million as well as net proceeds from the issuance of long-term debt and payment of debt on the Company’s BofA Credit Facility, both pursuant to the Recapitalization. The decrease in cash used in financing activities during 2003 compared to 2002 was primarily attributable to the Recapitalization.

      The Company’s approximate total scheduled future payments under contractual obligations and indebtedness outstanding as of December 31, 2003 are as follows:

	2004	2005(1)	2006	2007	2008	Thereafter	Total

Long-Term Debt	$1,396,825	$15,629,034	$382,693	$987,500	—	—	$18,396,052
Operating Leases	225,749	217,437	202,852	201,744	189,560	243,246	1,280,588

Total	$1,622,574	$15,846,471	$585,545	$1,189,244	189,560	$243,246	$19,676,640

(1)	Long-Term Debt for 2005 does not include the amount of $112,693 pursuant to obligations payable to former shareholders of Stepic, which is, pursuant to its terms, accelerated upon payment of the Convertible Notes. Such amounts are currently reflected in the table as coming due subsequent to 2005. Any borrowings, if at all, under the Revolving Loan outstanding at the time the Convertible Notes are paid will also be accelerated and payable immediately.

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

      On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the outstanding $50 million BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the BofA Note, the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The warrants, which had previously been recorded in additional paid-in-capital at their estimated fair value at issuance of $260,000, were extinguished at their estimated fair value on the date of extinguishment of $345,000. As a result, $345,000 was included as a component of the extraordinary loss on early extinguishment of debt. As discussed above, this extraordinary loss was subsequently reclassified to a component of other income/ expense.

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

      The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of December 31, 2003, the Company had $2.821 million available for borrowing under the revolving portion of the Loan Agreement. As of December 31, 2003, the Company had $833,333 in borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Loan. As of December 31, 2003, the Company believes it was in compliance with all such covenants set forth in the Loan Agreement.

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

      The Company must repay the Revolving Loan on or before March 17, 2005, the Termination Date, unless the Loan Agreement is renewed and the repayment period is extended through a new Termination Date. The Company must repay the Term Loan in 36 equal monthly installments of $55,556 commencing April 2002. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment prior to the Termination Date as a result of an Event of Default, the Company gives 90-days notice of its intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date of the Convertible Notes at least thirty days past the date of the original term or any applicable renewal term. As discussed elsewhere in this report, the maturity date of the Convertible Notes was extended to July 16, 2005. As a result, no such Termination Event occurred, and no termination election was made by the Lender.

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

      The Junior Note in the amount of $2 million bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. On May 1, 2003, we began making a monthly principal payment on the Junior Note of $22,500. This payment is payable on the first day of each month until maturity of the Junior Note on March 15, 2007.

      On September 3, 2002, the Company sold Stepic to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction. Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company used the remaining proceeds for working capital purposes. Arrow paid $1.1 million of the cash purchase price into escrow, which sum has been distributed to the Company (in an amount equal to $1,051,317 plus interest of $904) and to Arrow (in an amount equal to $48,683) in accordance with the terms of the asset purchase agreement and escrow agreement entered into in connection with the Stepic sale. Finally, Arrow issued to the Company a promissory note in the principal amount of $500,000, which bore interest at an annual rate of 5%. Pursuant to the terms of this note, $250,000 plus interest of $3,664 was paid to the Company on December 19, 2002 and the balance of $250,000 plus interest of $6,199 and was paid to the Company on March 3, 2003.

      As of the date of this filing, the Company has complied with all of the requirements of the Loan Agreement and currently does not have any borrowings under the Revolving Loan. As of December 31, 2003, the Company had borrowing capacity of approximately $2.821 million under the Loan Agreement. The Company believes it has available cash resources to meet its working capital needs through fiscal year 2004.

      As a result of the Recapitalization, the BofA Credit Facility, the Forbearance Agreement with Bank of America, and all subsequent amendments of the original agreement were terminated. However, because those agreements were significant to the capitalization of the Company prior to the Recapitalization, the terms of those agreements are briefly summarized as follows:

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

      Although the vascular access product industry has not experienced rapid technological change historically, as the Company’s existing products become more mature, the importance of developing or acquiring (by purchase or licensing), manufacturing and introducing new products that address the needs of its customers will increase. The development or acquisition of any such products will entail considerable time and expense, including acquisition or licensing costs, research and development costs, and the time and expense required to obtain necessary regulatory approvals, which approvals are not assured, and any of which could adversely affect the Company’s business, results of operations or financial condition. There can be no assurance that such development activities will yield products that can be commercialized profitably or that any product acquisition can be consummated on commercially reasonable terms or at all. Historically, many of the Company’s products have been developed in conjunction with third parties or acquired as a result of acquisitions consummated by the Company.

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

      As of December 31, 2003, the Company had borrowing capacity of approximately $2.8 million under its credit facility with LaSalle. Any additional financing the Company undertakes could involve issuances of debt or issuances of equity securities which would be dilutive to the Company’s shareholders, and any debt facilities could contain covenants that may affect the Company’s operations, including the Company’s ability to make future acquisitions.

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

      Additionally, the Company is required to make periodic interest and principal payments on its outstanding indebtedness, including the Convertible Notes, the LaSalle credit facility and the Junior Note. The maturity date of the Convertible Notes is July 16, 2005. Failure to make any such required payments may result in an event of default and the acceleration of all outstanding indebtedness.

Certain shareholders of the Company who were parties to the Recapitalization have the ability to exercise control over the Company.

      As of the date of this filing, based in part on a review of SEC filings, ComVest Venture Partners, L.P., and its affiliates, collectively own approximately 25.6% of the Company’s outstanding common stock. Additionally, the holders of the convertible notes have collectively converted their Convertible Notes into approximately 62% of our outstanding common stock (as a percentage of the Company’s common stock outstanding on March 15, 2004). Further, Medtronic has converted its convertible notes into 7.2 million shares of our common stock (representing 16.6% of our common stock). Finally, Mr. Hunt beneficially owns approximately 14.2% of the Company’s outstanding common stock as of March 15, 2004. If ComVest and its affiliates and Medtronic were to act together, they could have the power to effect the election of all of the members of the Company’s board of directors, the amendment of the Company’s Restated and Amended Articles of Incorporation and the Company’s bylaws, and effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of proposals relating to a merger or the acquisition of the Company by another entity. In addition, until the Convertible Notes are paid in full, the holders thereof have the right to approve a sale, merger or consolidation of our company. Pursuant to the Securityholders Agreement, ComVest and Medtronic currently have the power to designate five of the Company’s seven directors. Accordingly, these shareholders are able to exert significant influence over the Company and its operations.

The Company is dependent upon key personnel, the loss of any of which could materially adversely affect the Company’s business.

      The Company’s success is substantially dependent on the performance, contributions and expertise of its executive officers and key employees. The Company’s recent success has been significantly dependent on the contributions of Robert J. Wenzel, the Company’s President, Chief Operating Officer and (as of the date of this report) interim Chief Executive Officer, who is party to an employment agreement with the Company which expires on October 31, 2005. The Company does not maintain “key man” life insurance on Mr. Wenzel. The Company is also dependent on its ability to attract, retain and motivate additional personnel. The loss of the services of any of the Company’s executive officers or other key employees or the Company’s inability to attract, retain or motivate the necessary personnel could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company must maintain its current third party manufacturing relationships, and be able to successfully establish new relationships, in order for the Company’s business to be successful.

      While the Company believes it has a good relationship with each third party that manufactures certain components for the Company’s products, there can be no assurance that such relationships will not deteriorate in the future. Deterioration in these manufacturing relationships could cause us to experience interruptions in the Company’s manufacturing and delivery processes and have a material adverse impact on its business, financial condition and operating results. Furthermore, when arrangements with these third parties expire, the Company will have to make other manufacturing arrangements or manufacture products or product parts at its facilities. The failure to effectively plan for the expiration of these agreements could also result in interruption of the manufacturing and delivery processes for these products and have a material adverse impact on the Company’s business, financial condition and operating results.

The Company cannot assure that it will successfully complete the development and manufacture of products integral to the Company’s business.

      The Company’s success will depend in part on its ability to manufacture its products in compliance with international and domestic standards such as ISO 9001, the FDA’s Good Manufacturing Practices, or GMP, regulations and other applicable licensing and regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has historically outsourced the manufacturing of most of its product lines to third parties while remaining responsible for that work but, since 1998 and in subsequent years, has transitioned the manufacturing of the Company’s products to the Manchester facility. In the fourth quarter of 1996, the Company transitioned the manufacturing of the Company’s Circle C® and central venous specialty catheter product lines into the Company’s manufacturing facility in Manchester, Georgia.

      During 1998, the Company transitioned the manufacturing of its LifePort®, Infuse-a-Port® and Infuse-a-Cath® product lines to the Manchester facility from a facility in Norwood, Massachusetts. During 1999, the Company transitioned the manufacturing of the Vortex® port, TitanPortTM and OmegaPort® product lines to the Manchester facility from Norfolk Medical. In 2001 and 2002, the Company transitioned the manufacturing of the Triumph-1® port line to the Manchester facility from Act Medical as well as its infusion sets which had previously been manufactured by a third party. The Company has undergone and expects to continue to undergo regular GMP inspections in connection with the manufacture of its products at the Company’s facilities. The Company’s success will depend, among other things, on its ability to efficiently manufacture different products and to integrate newly developed products with existing products. The Company’s failure to successfully commence the manufacturing of new products, to maintain or increase production volumes of new or existing products in a timely or cost-effective manner or to maintain compliance with ISO 9001, the CE Mark requirements, GMP regulations or other applicable licensing or regulatory requirements could have a material adverse effect on the Company’s business, financial condition and operating results.

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

      The Company believes that its competitive position and success has depended, in part, on and will continue to depend on the ability of the Company and its licensors to obtain patent protection for its products, to defend patents once obtained, to preserve its trade secrets and to operate without infringing upon patents and proprietary rights held by third parties, both in the United States and in foreign countries. The Company’s policy is to protect its proprietary position by, among other methods, maintaining United States and foreign patents and filing United States and foreign patent applications relating to technology, inventions and improvements that are important to the development of its business. The Company owns numerous United States and foreign patents and patent applications. The Company also is a party to license agreements with third parties pursuant to which it has obtained, for varying terms, the right to make, use and/or sell products that are covered under such license agreements in consideration for royalty payments. Some of the Company’s products are subject to such license agreements. There can be no assurance that the Company or its licensors have or will develop or obtain additional rights to products or processes that are patentable, that patents will issue from any of the pending patent applications filed by us or that claims allowed will be sufficient to protect any technology that is licensed to the Company. In addition, no assurances can be given that any patents issued or licensed to the Company or other licensing arrangements will not be challenged, invalidated, infringed or circumvented or that the rights granted thereunder will provide competitive advantages for the Company’s business or products. In such event the Company’s business, financial condition, and operating results could be materially adversely affected.

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

The Company is subject to product liability claims resulting from the operation of its business, and the Company can not assure that it will not incur losses associated with such claims.

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

      The Company’s net sales to its three largest customers accounted for 19%, 15% and 18% of total sales (excluding discontinued operations of the Stepic distribution segment, which was sold in September 2002) during 2001, 2002 and 2003, respectively. The loss of, or significant curtailments of purchases by, any of the Company’s significant customers could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

      Failure to comply with applicable federal, state or foreign laws or regulations could subject the Company to enforcement actions, including, but not limited to, product seizures, injunctions, recalls, possible withdrawal of product clearances, civil penalties and criminal prosecutions against the Company or its responsible officials, any one or more of which could have a material adverse effect on the Company’s business, results of operations and financial condition. Federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes, as are administrative interpretations of regulatory requirements. No assurance can be given that such changes will not have a material adverse effect on the Company’s business, results of operations and financial condition. From time to time, the Company has received Form FDA-483s and Warning Letters from the FDA regarding the Company’s compliance with FDA regulations. On September 4, 2002, at the conclusion of the FDA’s inspection of the Company’s facility in Manchester, Georgia, the Company received a Form FDA-483 letter specifying five items. The Company has responded to such observations and has worked with the FDA to resolve these observations. There can be no assurance the Company will not receive additional Form FDA-483s or Warning Letters in the future or that the Company will be able to reach an acceptable resolution of the issues raised in any such letters.

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

      Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. Borrowings under the LaSalle credit facility accrue interest at an annual rate of prime plus 2%, plus an additional 2% upon the occurrence of an event of default thereunder. As of December 31, 2003, the Company had no borrowings outstanding under the revolving portion of the LaSalle credit facility, and $833,333 outstanding under the term loan portion of the LaSalle credit facility. If market rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the additional interest expense would be considered immaterial to the Company’s consolidated financial position, cash flows, and operating results.

Item 8.	Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements appear beginning at page F-1 of this Form 10-K.

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

Item 9A.	Controls and Procedures

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

      Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the captions “Management of the Company — Directors Standing for Election” and “Executive Officers and Key Employees” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders. Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      Information with respect to executive compensation is incorporated herein by reference to the information under the captions “Management of the Company” “Summary Compensation Table,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Option Grants in Last Fiscal Year” and “Option Exercises and Values for Fiscal 2003” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

      Information with respect to the fees paid to the Company’s independent accountants for the prior two fiscal years is incorporated herein by reference to the information under the caption “Audit Fees and Other Fees” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements, Schedules and Exhibits

1.	Financial Statements

2. Financial Statement Schedules

Report of Independent Certified Public Accountants on Schedule	F-37
Report of Independent Accountants on Consolidated Financial Statement Schedule	F-38
Schedule II — Valuation and Qualifying Accounts	F-39

3. Exhibits

      Included as exhibits are the items listed on the Exhibit Index below.

Exhibit
Number		Description of Exhibits

3.1	—	Amended and Restated Articles of Incorporation of the Company, as amended to date, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
3.2	—	Amended and Restated Bylaws of the Company, as amended to date, filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
4.1	—	See Articles II, III, VII and IX of the Amended and Restated Articles of Incorporation filed as Exhibit 3.1 and Articles I, VII, VIII and IX of the Amended and Restated Bylaws filed as Exhibit 3.2, filed as Exhibit 4.1 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
4.2	—	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
4.3	—	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
10.1	—	Promissory Note dated September 28, 1995 made by Roy C. Mallady, Jr. to the order of the Company in the principal amount of $77,612.43, as amended by Amendment to Promissory Note dated September 28, 1996, filed as Exhibit 10.3 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.2	—	Promissory note dated October 12, 1995 made by Roy C. Mallady, Jr. to the order of the Company in the principal amount of $35,000.00, as amended by Amendment to Promissory Note dated October 12, 1996, filed as Exhibit 10.6 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.3	—	Lease Agreement dated as of July 1, 1996 between The Development Authority of the City of Manchester and the Company, filed as Exhibit 10.9 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

Exhibit
Number		Description of Exhibits

10.4	—	Amendment to Lease Agreement dated November 2, 1999 between The Development Authority of the City of Manchester and the Company, filed as Exhibit 10.10 to the Registrant’s Form 10-K dated March 29, 2000 (SEC File No. 000-24025) and incorporated herein by reference.
10.5	—	Lease Agreement dated as of August 29, 1997 between The Development Authority of the City of Manchester and the Company, filed as Exhibit 10.10 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.6	—	1998 Stock Incentive Plan, filed as Exhibit 10.11 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.7	—	Equity Agreement, dated as of February 17, 1993, by and between CarboMedics, Inc. and the Company, as amended, filed as Exhibit 10.23 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.8	—	Second Amended License Agreement dated January 1, 1995 between Dr. Sakharam D. Mahurkar and NeoStar Medical® Technologies, filed as Exhibit 10.26 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.9	—	License Agreement dated July 1995 between Dr. Sakharam D. Mahurkar and Strato®/Infusaid TM Inc., filed as Exhibit 10.27 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.10	—	Additional License Agreement dated January 1, 1997 between Dr. Sakharam D. Mahurkar and the Company, filed as Exhibit 10.28 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.11	—	Form of Severance and Bonus Agreement between the Company and L. Bruce Maloy, filed as Exhibit 10.3 to the Registrant’s Form 10-Q dated November 15, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
10.12	—	Note Purchase Agreement among the Company, ComVest Venture Partners, L.P. and certain Additional Note Purchasers dated March 1, 2002, filed as Exhibit 10.1 to the Registrant’s 8-K/A, filed on July 3, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.13	—	Voting Agreement among the Company, ComVest Venture Partners, L.P., Marshall B. Hunt, William E. Peterson, Jr. and Hunt Family Investments L.L.L.P., dated March 1, 2002, filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.14	—	Securityholders Agreement among the Company, ComVest Venture Partners, L.P., Medtronic, Inc., and certain shareholders, dated March 16, 2002, filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.15	—	Senior Subordinated Convertible Note payable by the Company to ComVest Venture Partners, L.P., dated March 16, 2002, filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.16	—	Senior Subordinated Convertible Note payable by the Company to Medtronic, Inc., dated March 16, 2002, filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.17	—	Form of Senior Subordinated Convertible Note payable by the Company to certain additional parties, dated March 16, 2002, filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.18	—	Junior Subordinated Promissory Note payable by ComVest Venture Partners, L.P. to Bank of America, dated March 15, 2002 and assumed by the Company on March 15, 2002, filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.

Exhibit
Number		Description of Exhibits

10.19	—	Securities Pledge Agreement among the Company, Marshall B. Hunt and Hunt Family Investments, L.L.L.P., dated March 16, 2002, filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.20	—	Loan and Security Agreement between the Company and Standard Federal Bank National Association acting by and through LaSalle Business Credit, Inc., as its agent, dated March 18, 2002, filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.21	—	Warrant, dated March 18, 2002, granted by the Company to Standard Federal Bank National Association, acting by and through LaSalle Business Credit, Inc, as its agent, which grants the right to purchase 0.6% of the Registrant’s common stock outstanding at a price of $0.01 per share until March 18, 2012, filed as Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.22	—	Warrant, dated March 18, 2002, granted by the Company to Standard Federal Bank National Association, acting by and through LaSalle Business Credit, Inc, as its agent, which grants the right to purchase 0.9% of the Registrant’s common stock outstanding at a price of $0.01 per share until March 18, 2012, filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.23	—	Employment Agreement between the Company and Marshall B. Hunt, dated March 16, 2002, filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.24	—	Non-Qualified Stock Option Agreement between the Company and Marshall B. Hunt, dated March 15, 2002, for the purchase of 1,000,000 shares of the Registrant’s common stock at an option price of $0.45 per share, filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.25	—	Non-Qualified Stock Option Agreement between the Company and Marshall B. Hunt, dated March 15, 2002, for the purchase of 2,500,000 shares of the Registrant’s common stock at an option price of $0.45 per share, filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.26	—	Employment Agreement between the Company and William E. Peterson, Jr., dated March 16, 2002, filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.27	—	Non-Qualified Stock Option Agreement between the Company and William E. Peterson, Jr., dated March 15, 2002, for the purchase of 1,000,000 shares of the Registrant’s common stock at an option price of $0.45 per share, filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.28	—	Co-Promotion Agreement between the Company and Medtronic, Inc., dated March 15, 2002, filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.29	—	Agreement between the Company, Steven Picheny and Howard Fuchs, dated March 14, 2002, filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.30	—	Employment Agreement between the Company and Robert J. Wenzel, dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the three months ended June 30, 2002).

Exhibit
Number		Description of Exhibits

10.31	—	Amendment No. 1 to Note Purchase Agreement, dated as of June 10, 2002, by and among the Company, ComVest Venture Partners, L.P. and the Additional Note Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the three months ended June 30, 2002).
10.32	—	Amendment No. 2 to Note Purchase Agreement, dated as of July 29, 2002, by and among the Company, ComVest Venture Partners, L.P. and the Additional Note Purchasers (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the three months ended June 30, 2002).
10.33	—	Asset Purchase Agreement, dated as of August 23, 2002, by and among Stepic Corporation, the Company, and Arrow International, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 10, 2002).
10.34	—	Letter Agreement among the Company, ComVest Venture Partners, L.P. and Medtronic, Inc., dated August 30, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 10, 2002).
10.35	—	Amendment to Employment Agreement between the Company and William E. Peterson, Jr., dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 14, 2002).
10.36	—	Common Stock Purchase Warrant, dated as of September 26, 2002, by and between the Company and Epoch Financial Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 14, 2002).
10.37	—	Common Stock Purchase Warrant, dated as of September 26, 2002, by and between the Company and Lippert/Heilshorn & Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 14, 2002).
10.38	—	First Amendment to Loan and Security Agreement, entered into as of December 23, 2002, by and between the Company and Standard Federal Bank National Association acting by and through LaSalle Business Credit, Inc., as its agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.39	—	Amendment to Employment Agreement, dated November 15, 2002, between the Company and Marshall B. Hunt (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.40	—	Amendment to Option Agreement, dated November 15, 2002, between the Company and Marshall B. Hunt (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.41	—	Amendment to Employment Agreement, dated November 12, 2002, between the Company and Robert J. Wenzel (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.42	—	Amendment to Employment Agreement, dated March 7, 2003, between the Company and William E. Peterson Jr. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.43	—	Option Agreement, dated February 25, 2003 between the Company and Marshall B. Hunt (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.44	—	Option Agreement, dated February 25, 2003 between the Company and William E. Peterson, Jr. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.45	—	Lease Agreement, entered into as of December 15, 2000, by and between The Development Authority of the City of Manchester and the Company (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.46	—	Second Amendment to Co-Promotion Agreement, dated April 15, 2003, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report filed on From 10-Q dated August 14, 2003).

Exhibit
Number		Description of Exhibits

10.47	—	Exclusive Distribution Agreement, dated April 15, 2003, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.48	—	Amendment to Employment Agreement, dated June 17, 2003, between the Company and William E. Peterson (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.49	—	Amendment to Employment Agreement, dated June 21, 2003, between the Company and Robert R. Singer (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.50	—	Common Stock Purchase Warrant between Lippert/Heilshorn & Associates, Inc., dated June 30, 2003 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.51	—	Amendment to Promissory Note, dated July 15, 2003, between the Company and Roy C. Mallady, Jr. (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.52	—	Amendment to Promissory Noted, dated July 15, 2003, between the Company and Roy C. Mallady, Jr. (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.53	—	Amendment No. 1 to Note Purchase Agreement, dated October 21, 2003, by and among the Company, ComVest Venture Partners, L.P., Medtronic, Inc., and certain Additional Note Purchasers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10.54	—	Amended and Restated Securityholders Agreement, dated October 21, 2003, by and among the Company, ComVest Venture Partners, L.P., Medtronic, Inc., Standard Federal Bank National Association and Marshall B. Hunt (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10.55	—	Amendment to Employment Agreement, dated October 21, 2003, between the Company and Marshall B. Hunt (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10.56	—	Amendment to Employment Agreement, dated October 21, 2003, between the Company and Robert Wenzel (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10.57	—	Stock Option Agreement, dated October 21, 2003, between the Company and Marshall Hunt (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10.58	—	Stock Option Agreement, dated October 21, 2003, between the Company and Robert Wenzel (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10.59*	—	Separation Agreement, by and between the Company and Marshall B. Hunt, dated January 14, 2004.
10.60*	—	Amendment to Employment Agreement between the Company and Robert J. Wenzel, dated February 25, 2004.
10.61*	—	Form of Bonus Agreement dated November 1, 2003, between the Company and Robert Singer, L. Bruce Maloy and Elaine Swygert.
14.1*	—	Code of Conduct and Ethics
16.1	—	Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated November 12, 2002).
21.1	—	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number		Description of Exhibits

23.1*	—	Consent of Grant Thornton LLP
23.2*	—	Consent of PricewaterhouseCoopers LLP
31.1*	—	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) Reports on Form 8-K

The Company filed Current Reports on Form 8-K on November 12, 2003 (relating to, among other things, amendments to the Note Purchase Agreement and the Securityholders Agreement) and December 2, 2003 (with respect to Selected Financial Data of the Company), and the Company furnished a Current Report on Form 8-K on October 30, 2003, relating the initial release of its results of operations for the third quarter of fiscal 2003.

SIGNATURES

      Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2004.

HORIZON MEDICAL PRODUCTS, INC.

/s/ ROBERT J. WENZEL

Robert J. Wenzel
President, Chief Operating Officer and Interim
Chief Executive Officer
(Principal Executive Officer)

      KNOW ALL MEN BY THESE PRESENT, that this report has been signed by the following persons in the capacities indicated on the dates indicated on March 30, 2004.

Signature	Title

/s/ ROBERT J. WENZEL Robert J. Wenzel	President, Chief Operating Officer and Interim Chief Executive Officer (Principal Executive Officer) and Director

/s/ ELAINE SWYGERT Elaine Swygert	Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

/s/ HAROLD BLUE Harold Blue	Director

/s/ JAMES BRANDS James Brands	Director

/s/ MARSHALL B. HUNT Marshall B. Hunt	Director

/s/ DAVID KU David Ku	Director

/s/ ROBERT PRIDDY Robert Priddy	Director

/s/ ROBERT D. TUCKER Robert D. Tucker	Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

Horizon Medical Products, Inc.

      We have audited the accompanying consolidated balance sheets of Horizon Medical Products, Inc. (a Georgia corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Medical Products, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on January 1, 2002.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 13, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Horizon Medical Products, Inc.:

      In our opinion, the consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2001 present fairly, in all material respects, the results of operations and cash flows of Horizon Medical Products, Inc. and its subsidiaries (the Company) for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      Our original opinion dated February 26, 2002, except for Notes 6, 9, 12 and 17 to the consolidated financial statements included in the Company’s December 31, 2001 Form 10-K as to which the date was April 15, 2002, contained a paragraph referring to the Company’s senior loan agreement which required compliance with certain financial covenants, the compliance with which could not be objectively determined. This matter raised substantial doubt about the Company’s ability to continue as a going concern. As described in Note 18 to the consolidated financial statements included in the Company’s December 31, 2001 Form 10-K, the Company sold its distribution segment on September 3, 2002. The Company used $7.8 million of the proceeds to pay off the revolving portion of the indebtedness under the senior loan agreement. This event alleviates the substantial doubt regarding the Company’s ability to continue as a going concern. Accordingly, the paragraph referred to above has been removed.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
February 26, 2002, except for Notes 6, 9, 12 and 17
     to the consolidated financial statements included
     in the Company’s December 31, 2001 Form 10-K,
     as to which the date is April 15, 2002 and Note 18,
     to the consolidated financial statements included
     in the Company’s December 31, 2001 Form 10-K,
     as to which the date is September 9, 2002

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$1,806,444	$3,711,514
Accounts receivable — trade (net of allowance for doubtful accounts of $473,006 and $433,956 as of December 31, 2003 and 2002, respectively)	4,523,643	3,037,974
Inventory, net	5,551,794	5,607,965
Prepaid expenses and other current assets	264,249	515,077

Total Current Assets	12,146,130	12,872,530
Property and equipment, net	2,040,313	2,199,307
Goodwill, net	15,650,356	15,650,356
Intangible assets, net	5,343,403	6,361,844
Other assets	6,229	106,088

Total Assets	$35,186,431	$37,190,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,042,897	$807,146
Accrued salaries and commissions	558,484	279,346
Accrued interest	81,233	122,645
Other accrued expenses	265,791	651,199
Current portion of long-term debt	1,396,824	1,552,782

Total current liabilities	3,345,229	3,413,118
Long-term debt, net of current portion	16,999,228	18,341,903
Other liabilities	90,166	104,963

Total Liabilities	20,434,623	21,859,984

Commitments and contingent liabilities (Notes 12)
Shareholder’s Equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value per share; 100,000,000 shares authorized, 43,855,253 and 33,415,876 shares issued and outstanding as of December 31, 2003 and 2002, respectively	43,855	33,416
Additional paid in capital	74,953,722	74,839,389
Shareholders’ note receivable	(86,544)	(170,831)
Accumulated deficit	(60,159,225)	(59,371,833)

Total shareholders’ equity	14,751,808	15,330,141

Total liabilities & shareholders’ equity	$35,186,431	$37,190,125

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Net sales	$27,975,452	$21,711,644	$24,700,813
Cost of good sold	11,248,026	9,343,068	11,409,825

Gross profit	16,727,426	12,368,576	13,290,988
Selling, general and administrative expenses	15,096,929	16,109,932	16,043,275

Income (loss) from operations	1,630,497	(3,741,356)	(2,752,287)
Other income (expense):
Loss on early extinguishment of debt	—	(6,641,015)	—
Interest expense, net	(2,372,619)	(2,845,894)	(2,207,431)
Other (expense) income	(45,270)	(14,884)	67,775

	(2,417,889)	(9,501,793)	(2,139,656)

Loss before income taxes	(787,392)	(13,243,149)	(4,891,943)
Income tax provision (benefit)	—	—	—

Loss from continuing operations	(787,392)	(13,243,149)	(4,891,943)
Discontinued operations:
Income (loss) from operations of discontinued distribution segment (including gain on disposal)	—	3,174,623	(230,972)
Effect of a change in accounting principle pursuant to SFAS 142	—	(16,101,900)	—

Net Loss	$(787,392)	$(26,170,426)	$(5,122,915)

Loss from continuing operations per share — basic and diluted	$(0.02)	$(0.64)	$(0.37)
Income (loss) from operations of discontinued distribution segment (including gain on disposal)	—	0.15	(0.02)
Effect of a change in accounting principle pursuant to SFAS 142	—	(0.78)	—

Net loss per share — basic and diluted	$(0.02)	$(1.27)	$(0.38)

Weighted average common shares outstanding — basic	36,655,934	20,684,670	13,366,278

Weighted average common shares outstanding — diluted	36,655,934	20,684,670	13,366,278

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002, and 2001

				Shareholders
	Number of	Common	Additional	Notes	Accumulated
	Shares	Stock	Paid in Capital	Receivable	Deficit	Total

Balance, December 31, 2000	13,366,278	$13,366	$51,826,125	$(1,428,939)	$(28,078,492)	$22,332,060
Net decrease in shareholders’ notes receivable				812,999		812,999
Issuance of warrant (Note 6)			260,000			260,000
Net loss					(5,122,915)	(5,122,915)

Balance December 31, 2001	13,366,278	13,366	52,086,125	(615,940)	(33,201,407)	18,282,144
Issuance of common stock (Note 6)	19,995,398	19,996	22,218,589			22,238,585
Exercise of stock options	54,200	54	24,536			24,590
Net decrease in shareholders’ notes receivable				445,109		445,109
Issuance of warrants (Note 6)			770,139			770,139
Termination of warrant (Note 6)			(260,000)			(260,000)
Net loss					(26,170,426)	(26,170,426)

Balance at December 31, 2002	33,415,876	33,416	74,839,389	(170,831)	(59,371,833)	15,330,141
Conversion of debt holders (Note 6)	9,950,000	9,950	89,550			99,500
Net decrease in shareholders’ notes receivable				84,287		84,287
Exercise of warrants (Note 6)	446,177	446	(446)			0
Exercise of stock options	43,200	43	25,229			25,272
Net loss					(787,392)	(787,392)

Balance at December 31, 2003	43,855,253	$43,855	$74,953,722	$(86,544)	$(60,159,225)	$14,751,808

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(787,392)	$(26,170,426)	$(5,122,915)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts			554,962
Depreciation expense	624,128	731,525	883,510
Amortization of intangibles	1,405,851	1,518,588	2,706,905
Amortization of discount			41,370
Non-cash increase in notes receivable — shareholders			(87,001)
Non-cash compensation charge		1,555,468
Impairment charge		16,101,900
Loss on extinguishment of debt		5,443,515
Gain on disposition of distribution segment		(2,953,100)
Loss on sale of property and equipment		3,071
(Increase) decrease in operating assets and liabilities, net:
Accounts receivable, trade	(1,485,669)	411,574	3,845,754
Inventories	56,171	1,099,985	1,604,540
Prepaid expenses and other assets	108,997	151,746	391,745
Income tax receivable	(55,725)		1,903,802
Accounts payable, trade	235,750	(951,086)	193,336
Accrued expenses and other liabilities	(106,754)	(1,013,456)	(557,102)

Net cash (used in) provided by operating activities	(4,643)	(4,070,696)	6,358,906

Cash flows from investing activities:
Capital expenditures	(465,134)	(343,123)	(283,109)
Acquisition of intangible assets	(387,409)	(134,568)
Cash proceeds from sale of IFM			2,250,500
Proceeds from disposition of distribution segment	241,690	12,307,722
Payment of short-term bridge loan by shareholder			474,390
Proceeds from shareholders notes receivable	84,287	445,109
Proceeds from sale of property and equipment		17,488

Net cash (used in) provided by investing activities	(526,566)	12,292,628	2,441,781

Cash flows from financing activities:
Proceeds from issuance of long term debt	467,678	68,626,877	63,729,884
Principal payments on long term debt	(1,866,811)	(74,284,686)	(69,507,247)
Change in restricted cash		24,271	349,427
Debt issuance costs		(1,650,087)	(179,214)
Exercise of stock options	25,272	24,590
Change in cash overdraft			(609,176)

Net cash used in financing activities	(1,373,861)	(7,259,035)	(6,216,326)

Net (decrease) increase in cash and cash equivalents	(1,905,070)	962,897	2,584,361
Cash and cash equivalents, beginning of year	3,711,514	2,748,617	164,256

Cash and cash equivalents, end of year	$1,806,444	$3,711,514	$2,748,617

See Note 13 for additional supplemental disclosures of cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2003, 2002, And 2001

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

      Revenue Recognition. Revenue from product sales is recognized upon shipment to customers, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Provisions for discounts, rebates to customers, returns and other adjustments are made in the period the related sales are recorded.

      The Company has reviewed the requirements of Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as amended, and SAB 104, Revenue Recognition, and believes that its existing accounting policies are consistent with the guidance provided in the SABs.

      Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

      Restricted Cash. As a result of the sweep arrangement related to the Company’s lockbox, the Company’s right to withdraw, transfer or pay funds from the lockbox has been terminated. Accordingly, the lockbox balance is recorded as restricted cash. As of December 31, 2003 and 2002, restricted cash amounted to $7,353 and $55,043, respectively.

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

      Goodwill and Other Intangible Assets. Goodwill, the excess of purchase price over the fair value of net assets acquired in purchase transactions, was previously being amortized on a straight-line basis over periods ranging from 15 to 30 years. Amounts paid or accrued for non-compete and consulting agreements are amortized using the straight-line method over the term of the agreements. Patents are amortized on a straight-line basis over the remaining lives of the related patents at the date of acquisition, which range from 12 to 15 years. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the estimated term of the related debt issues.

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supercedes APB No. 17 and requires that: 1) goodwill and indefinite lived intangible assets will no longer be amortized; 2) goodwill will be tested for impairment at least annually at the reporting unit level; 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company recognized an estimated impairment loss of approximately $16.1 million related to its distribution reporting unit. In addition, the Company ceased amortization of its goodwill. The Company’s goodwill amortization was approximately $1.3 million during the year ended December 31, 2001. See Note 5 for the Company’s expected future amortization charges after adoption of SFAS No. 142.

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

      Research and Development. Research and development costs are charged to expense as incurred and were approximately $973,000, $654,000 and $125,200 during the years ended December 31, 2003, 2002 and 2001.

      Advertising. Advertising costs are expensed when incurred. Advertising expense was $478,172, $431,074, and $340,393 for the years ending December 31, 2003, 2002 and 2001, respectively.

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

      Stock based transactions with persons or entities other than employees are measured at fair value and are reported as expense or an exchange of assets, as appropriate, under the provisions of SFAS No. 123.

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

	2003	2002	2001

Net loss:
As reported	$(787,392)	$(26,170,426)	$(5,122,915)
Pro forma	$(2,470,644)	$(27,082,192)	$(5,509,142)
Net loss per share — basic and diluted:
As reported	$(.02)	$(1.27)	$(.38)
Pro forma	$(.07)	$(1.31)	$(.41)

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

      The Company elected to use the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following weighted average assumptions were used to derive the fair values:

	2003	2002	2001

Dividend yield	$0	$0	$0
Expected life (years)	5	5	5
Expected volatility	108.4%	150.28%	112.20%
Risk free interest rate	2.97% - 4.01%	2.14% - 5.17%	2.32% - 4.51%

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

      In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting SFAS 146 did not have a material effect on the Company’s financial statements.

      On December 31, 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. There was no material effect from adoption of this pronouncement.

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

There was no material effect from adoption of this pronouncement.

      The FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in May 2003. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. Statement 150 requires an issuer to classify the following financial instruments as liabilities:

•	mandatorily redeemable preferred and common stocks;

•	forward purchase contracts that obligate the issuer to repurchase shares of its stock by transferring assets;

•	freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets; and

•	freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

•	a fixed monetary amount known at inception;

•	variations in something other than the issuer’s shares, such as the price of gold multiplied by a fixed notional amount; and

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	variations inversely related to changes in the value of the issuer’s shares, such as a written put option that can be net share settled

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

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, we must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 and it had no impact on the financial position or results of operations as the Company has no guarantees.

      In January 2003, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This interpretation is now effective for fiscal years or interim periods ending after December 15, 2003. FIN 46 addresses accounting for, and disclosure of, variable interest entities. FIN 46 requires the disclosure of the nature, purpose and exposure of any loss related to our involvement with variable interest entities. The Company adopted the provisions of FIN 46 and it did not have any effect on the Company’s financial position or results of operations as the Company had no Variable Interest Entities.

3. Inventories

      A summary of inventories as of December 31 is as follows:

	2003	2002

Raw materials	$3,351,601	$3,273,806
Work in process	507,305	347,622
Finished goods	3,734,431	4,517,675

	7,593,337	8,139,103
Less inventory reserves	(2,041,543)	(2,531,138)

	$5,551,794	$5,607,965

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment

      A summary of property and equipment as of December 31 is as follows:

	2003	2002

Building and improvements	$1,932,211	$1,911,728
Office equipment	2,281,993	2,017,458
Plant equipment	2,050,660	1,871,587
Transportation equipment	131,560	131,560

	6,396,424	5,932,333
Less accumulated depreciation	(4,356,111)	(3,733,026)

	$2,040,313	$2,199,307

      As of December 31, 2003 and 2002, the Company had capitalized computer software costs of approximately $32,823 and $22,000, respectively. Depreciation expense associated with capitalized computer software costs was approximately $51,854, $50,000 and $39,300, respectively, during the three years ended December 31, 2003, 2002 and 2001.

      Depreciation expense related to property and equipment amounted to $624,128, $731,525, and $883,510 for the years ended December 31, 2003, 2002, and 2001 respectively.

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

      In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net loss and earnings per share for the twelve months ended December 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

	For the Twelve Months Ended December 31, 2001

	Net Loss	Basic EPS	Diluted EPS

Reported	$(5,122,915)	$(0.38)	$(0.38)
Add: amortization adjustment	1,299,248	0.10	0.10

Adjusted	$(3,823,667)	$(0.28)	$(0.28)

      A summary of intangible assets as of December 31 is as follows:

	2003	2002

Indefinite lived intangible assets:
Goodwill	$15,650,356	$15,650,356

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003			2002

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Finite lived intangible assets:
Patents	$8,218,000	$(3,472,787)	$4,745,213	$8,218,000	$(2,873,070)	$5,344,930
Non-compete and consulting agreements	2,308,727	(2,220,820)	87,907	2,165,592	(2,076,171)	89,421
Debt issuance costs	1,751,227	(1,341,664)	409,563	1,650,087	(780,567)	869,520
Other	212,702	(111,982)	100,720	69,568	(11,595)	57,973

Total	$12,490,656	$(7,147,253)	$5,343,403	$12,103,247	$(5,741,403)	$6,361,844

      As discussed in Note 2, the Company adopted SFAS No. 142 on January 1, 2002. The expected amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2004	$1,113,129
2005	684,509
2006	599,724
2007	599,724
2008	569,162
Thereafter	1,777,155

$5,343,403

      There were no changes in the net carrying amount of goodwill during the twelve months ended December 31, 2003.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Long-Term Debt

      As of December 31, long-term debt consists of the following:

	2003	2002

LaSalle Credit Facility	$833,333	$1,627,757
Convertible notes payable, bearing interest at a rate of 6% per annum for the first six months through September 16, 2002 and 8% per annum thereafter, interest payable quarterly beginning in June 2002 until paid in full and maturing on July 16, 2005	14,763,000	14,862,500
BofA junior promissory note payable, bearing interest at a rate of 6% per annum, payable monthly beginning April 2002 and maturing on March 15, 2007, and principal payments of $22,500 beginning on May 1, 2003 until maturity, with a balloon payment due at maturity	1,797,500	2,000,000
Notes payable for the second and third additional Stepic purchase payments, bearing interest at a fixed rate of 8%, interest and principal payable as described in Note 12	937,748	1,303,482
Miscellaneous notes payable, bearing interest at fixed rates ranging from .90% to 8.56%, requiring monthly payments of principal and interest, and maturing at various dates through June 2004	57,788	79,060
Miscellaneous capital lease obligations for office equipment, requiring monthly payments ranging from $208 to $1,362, bearing interest at rates ranging from 7.9% to 23.17%, and maturing at various dates through 2005. These obligations are collateralized by equipment with a net book value of approximately $7,469 and $18,071 as of December 31, 2003 and 2002, respectively	6,683	21,886

	18,396,052	19,894,685
Less current portion	1,396,824	1,552,782

	$16,999,228	$18,341,903

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

      The following is a summary of the key provisions of the Recapitalization:

      On February 22, 2002, ComVest and Bank of America entered into an assignment agreement under which ComVest agreed to acquire all of Bank of America’s interest in the outstanding $50 million BofA Credit Facility. The purchase price for the assignment was $22 million in cash, plus the $2 million Junior Note. The Company subsequently assumed the Junior Note pursuant to the Recapitalization, and ComVest has been released from obligations under the Junior Note. Upon the closing of the assignment on March 15, 2002, ComVest acquired all of Bank of America’s interest in the BofA Note, the warrants issued to Bank of America pursuant to the BofA Credit Facility were surrendered and cancelled, and the Forbearance Agreement was terminated. The warrants, which had previously been recorded in additional paid-in-capital at their estimated fair value at issuance of $260,000, were extinguished at their estimated fair value on the date of extinguishment of $345,000. As a result, $345,000 was included as a component of the extraordinary loss on early extinguishment of debt. This extraordinary loss was subsequently moved to a component of other income (expense).

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 1, 2002, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with ComVest, Medtronic, Inc. (“Medtronic”), and 26 individual and entity Additional Note Purchasers (collectively, the “Additional Note Purchasers”). Under the Note Purchase Agreement, the Company agreed to issue $15 million of Senior Subordinated Convertible Notes (the “Convertible Notes”). The Company issued the Convertible Notes as follows: $4.4 million to ComVest, $4 million to Medtronic and $6.6 million to the Additional Note Purchasers. As discussed elsewhere in this report, on October 21, 2003, the maturity date of the Convertible Notes was extended to July 16, 2005.

      The Events of Default include, but are not limited to, failure to pay an obligation when due, failure to comply with obligations under the Securityholders Agreement (the “Securityholders Agreement”) or the Co-Promotion Agreement with Medtronic (as described below), breach of any covenant which remains uncured for 15 days, bankruptcy, a change of control and failure to obtain shareholder approval of certain proposals related to the Recapitalization at the Company’s 2002 annual meeting of shareholders (the “2002 Annual Meeting”) within 195 of the closing date of March 16, 2002. On September 17, 2002, at the 2002 Annual Meeting, the Company’s shareholders approved all such proposals relating to the Recapitalization. Generally, upon an Event of Default, the holders of a majority of the aggregate principal amount of Convertible Notes outstanding may declare the unpaid principal and interest on the Notes immediately due and payable. Additionally, Medtronic may, upon a breach of covenants concerning the Co-Promotion Agreement or the Convertible Notes held by Medtronic, declare the unpaid principal and interest on such Notes immediately due and payable.

      Also, if the Company defaults under the Note Purchase Agreement, it will be in default under the Loan Agreement with LaSalle (as described below) pursuant to the cross-default provisions contained therein. At December 31, 2003, the aggregate amount of indebtedness which would be subject to acceleration under the Note Purchase Agreement, the Company’s credit facility with LaSalle (as described below) and the Junior Note (as described below), causing the same to become immediately due and payable, was approximately $2.6 million. The holders of the Convertible Notes have converted in the aggregate a total of $270,000 of the Convertible Notes into 27,000,000 shares of the Company’s common stock at a conversion price of $0.01 per share. An aggregate principal amount of $14,763,000 of Convertible Notes remains outstanding as of December 31, 2003. This 27,000,000 shares also includes 3,300,000 shares which were issued to ComVest upon conversion of the Bridge Note (as described below).

      In connection with the Recapitalization, the Company issued a Convertible Bridge Note (the “Bridge Note”) to ComVest. ComVest converted this Bridge Note into 3,300,000 shares of the Company’s common stock at a conversion price of $0.01 per share in 2002. As a result of such conversion, the Bridge Note has been extinguished.

      The Company may prepay the Convertible Notes, subject to no prepayment penalty on or before March 16, 2003, a prepayment penalty of 5% between March 17, 2003 and March 16, 2004, and no prepayment penalty through the maturity date of the Convertible Notes (July 16, 2005). On March 15, 2002, the Company and ComVest, as the holder of an outstanding Bank of America Note (the “Bank of America Note”), agreed to reduce the outstanding principal amount of the Bank of America Note from $40.3 million to $22 million. As a result, the Company recorded an extraordinary loss on extinguishment of debt of approximately $6.6 million during the first quarter of 2002. In exchange for funding a portion of the $22 million cash purchase price paid to Bank of America, ComVest assigned $4 million in principal amount of the Bank of America Note to Medtronic and $6.6 million in principal amount of the Bank of America Note to the Additional Note Purchasers while retaining $11.4 million in principal amount of the Bank of America Note itself. After such assignments, the Company issued the Convertible Notes under the Note Purchase Agreement in the aggregate principal amount of $15 million in exchange for the surrender of $15 million in principal amount of the Bank of America Note held by ComVest, Medtronic and the Additional Note Purchasers. The remaining $7 million in principal amount of the Bank of America Note was repaid with the proceeds of a Bridge Loan from ComVest (the “Bridge Loan”).

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

      The Loan Agreement contains affirmative and negative covenants. The affirmative covenants require the Company to, among other things, maintain accurate and complete records, notify the Lender of major business changes, comply with relevant laws, maintain proper permits, conduct relevant inspections and audits, maintain adequate insurance with the Lender named as loss payee, keep collateral in good condition, use proceeds only for business purposes, pay required taxes, maintain all intellectual property, maintain a checking account with LaSalle, hire a Chief Operating Officer with experience in the medical products industry within 90 days of the date of the Loan Agreement, grant the Lender the right to conduct appraisals of the collateral on a biannual basis, and deliver a survey of the property located at the Company’s offices on Northside Parkway in Atlanta, Georgia within 60 days of the date of the Loan Agreement. The Company satisfied the above-described covenants relating to the hiring of the Chief Operating Officer and delivery of a property survey in a timely fashion.

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

•	maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of 0.15 to 1.0 for the fiscal quarter ending December 31, 2002, 0.3 to 1.0 for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003, 0.50 to 1.0 for the fiscal quarter ending December 31, 2003, 0.75 to 1.0 for the fiscal quarter ending March 31, 2004 and 1.0 to 1.0 for the fiscal quarter ending June 30, 2004 and for each fiscal quarter thereafter;

•	maintain EBITDA, based on the immediately preceding four fiscal quarters, of $750,000 on December 31, 2002, $1,350,000 on March 31, 2003, $1,475,000 on June 30, 2003 and September 30, 2003, $2,500,000 on December 31, 2003, $3,675,000 on March 31, 2004 and $4,900,000 on June 30, 2004 and each fiscal quarter thereafter.

•	limit capital expenditures to no more than $1,500,000 during any fiscal year.

      The December Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of December 31, 2003, the Company had $2.8 million available for borrowing under the revolving portion of the Loan Agreement. As of December 31, 2002, the Company had $2.1 million available for borrowing under the revolving portion of the Loan Agreement. As of December 31, 2003, the Company had $833,333 in borrowings outstanding under the Term Loan and no borrowings outstanding under the revolving loan. As of December 31, 2002, the Company had $1.5 million in borrowings outstanding under the Term Loan and approximately $128,000 in borrowings outstanding under the revolving loan. As of December 31, 2003, the Company believes it was in compliance with all such covenants set forth in the Loan Agreement.

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

      The Term Loan is due in 36 equal monthly installments of $55,556. The Loan Agreement will automatically renew for one-year terms unless the Lender demands repayment prior to the Termination Date as a result of an Event of Default, the Company gives 90-days notice of the Company’s intent to terminate and pays all amounts due in full, or the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date of the Convertible Notes at least thirty (30) days past the date of

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the original term (March 16, 2004) or any applicable renewal term. As discussed elsewhere in this report, the maturity date of the Convertible Notes was extended to July 16, 2005. As a result, no such Termination Event occurred, and no termination election was made by the Lender.

      Pursuant to the LaSalle credit facility, the Company issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of common stock at an exercise price of $.01 per share. The Company recorded the estimated fair value of the warrant as of March 18, 2002 approximately $695,000, determined using the Black-Scholes model (using weighted average assumptions as follows: dividend yield of 0%, expected life of 3 years, expected volatility of 112.2% and a risk free interest rate of 2.43%) as a reduction of the gain on early extinguishment of debt.

      During the fourth quarter of 2003, an assignee of SFB exercised in full one of these warrants in a cashless exercise, purchasing an aggregate of 446,177 shares of the Company’s common stock. Warrants to purchase up to an aggregate of 299,448 shares of the Company’s common stock remain outstanding.

      The Junior Note in the amount of $2 million bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a monthly principal payment of $22,500 is due.

      As a result of the Recapitalization, the BofA Credit Facility, the Forbearance Agreement with Bank of America, and all subsequent amendments of the original agreement were terminated. However, because those agreements were significant to the capitalization of the Company prior to the Recapitalization, the terms of those agreements are briefly summarized as follows:

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

      On October 15, 2001, the Company entered into the Second Amendment to the Forbearance Agreement (the “Second Amendment”) amending the Forbearance Agreement as follows: (i) changed the termination date of the Forbearance Agreement from March 31, 2002 to January 15, 2002 (the period from March 30, 2001 through January 15, 2002 being defined as the “Forbearance Period”); (ii) required the Company to maintain a general operating account with Bank of America and restricted the use of funds in a calendar month to payments equal to or less than a monthly budget submitted to Bank of America; (iii) required the Company to pay any accrued or unpaid interest (but not principal) on the B of A Note on the first day of each month and allow interest to continue to accrue at the Bank of America Prime Rate plus two and one-half percent (2.5%) per annum; and (iv) required the Company to furnish Bank of America with certain financial reports.

      The Second Amendment also amended the “Termination Events” as defined in the Forbearance Agreement to include the occurrence of the following: (i) the Company fails to execute and deliver or to cause the Company’s CEO, Marshall B. Hunt and Hunt LLLP to execute and deliver within 10 days from the effective date of the Second Amendment a pledge to Bank of America of all the stock owned by Hunt and documentation to amend the current Pledge Agreement between Hunt, Hunt LLLP and the Company. The pledge documents will be held in escrow and will be released only in the event that Hunt interferes with the daily operations of the Company determinable at the Bank of America’s discretion at any point prior to January 1, 2005; (ii) the Company fails to engage and hire within five days from the effective date of the Second Amendment competent crisis and turn around management and a new Chief Executive Officer who

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shall report directly to the independent members of the Company’s Board of Directors; (iii) the Company fails to provide Bank of America within five days from the effective date of the Second Amendment a copy of resolutions confirming Hunt’s resignation as an officer and director of the Company and that no further salary or bonuses shall be paid to Hunt; (iv) the Company fails to make efforts to refinance the amounts outstanding under the BofA Credit Facility and fails to provide weekly status reports; (v) on or before December 15, 2001, the Company fails to provide Bank of America evidence that the Company has engaged an investment banking firm to begin marketing the sale of the assets of the Company if the amounts outstanding under the BofA Credit Facility are not paid off by the Termination Date; or (vi) the Company fails to execute and deliver to Bank of America within 24 hours of Bank of America’s request a consent order consenting to the appointment of a receiver in the event of a Termination Event, as defined.

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

      The Forbearance Agreement also required the Company to hire on or before June 30, 2001 a new chief operating officer, restricted the repayment of principal debt to junior lien holders, and to either (i) sell the assets of IFM or (ii) obtain an agreement from the seller of the IFM product line to defer all payments under the related promissory note (see below) through the Termination Date (see Note 14). In compliance with this Forbearance Agreement, the Company hired a Chief Operating Officer in April 2001 who was terminated in June 2001, and sold the assets of the IFM product line as of March 30, 2001 (see Note 14). In May 2002, the Company hired Robert J. Wenzel as its Chief Operating Officer.

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

      Future maturities of long-term debt outstanding as of December 31, 2003 are as follows:

2004	$1,396,825
2005	15,629,034
2006	382,693
2007	987,500
2008	0
Thereafter	0

$18,396,052

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Income Taxes

      The components of the income tax provision (benefit) consist of the following for the years ended December 31:

	2003	2002	2001

Current:
Federal	$0	$0	$0
State	0	0	0
Deferred tax provision (benefit)	(674,275)	(3,239,840)	$(2,001,393)

	(674,275)	(3,239,840)	(2,001,393)
Change in valuation allowance	674,275	3,239,840	2,001,393

	$0	$0	$0

      Deferred tax assets and liabilities as of December 31, 2003 and 2002 are comprised of the following:

	2003	2002

Gross deferred tax assets:
Allowance for doubtful accounts and returns	189,202	$184,431
Estimated accruals	57,066	0
Inventory and inventory reserve	834,233	1,135,572
Basis differences of intangible assets	2,135,124	3,584,867
Basis differences of property and equipment	144,241	178,883
State net operating losses	1,659,250	1,963,644
Federal net operating loss	7,933,732	6,385,894

Gross deferred tax assets	12,952,848	13,433,291
Gross deferred tax liabilities:
Basis differences of intangible assets	(790,813)	(596,981)

Gross deferred tax liabilities	(790,813)	(596,981)

Valuation allowance for net deferred tax assets	(12,162,035)	(12,836,310)

Net deferred tax assets	$0	$0

      The Company has net operating losses (“NOL”) for federal and state income tax reporting purposes of approximately $23,300,000. These NOLs have expiration dates through fiscal year 2023. As a result of the conversion of debt to common shares during 2002, the Company had a change in control under Section 382 of the Internal Revenue Code of 1986, as amended, for income tax purposes. As a result there may be a substantial limitation on the future utilization of loss carryforwards. Management is in the process of determining the tax implications of the change of control.

      A valuation allowance has been recorded against all deferred tax assets as of December 31, 2003 and 2002 as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes differs from the amount which would be computed by applying the federal statutory rate of 34% to the loss before income taxes as indicated below:

	2003	2002	2001

Income tax provision (benefit) at statutory federal income tax rate	$(267,713)	$(8,897,945)	$(1,741,791)
Increase (decrease) resulting from:
Permanent differences relating to operations	47,564	0	0
State income taxes	(38,850)	(2,224,486)	(436,788)
Non-deductible amortization of goodwill	0	0	136,048
Permanent differences relating to recapitalization	0	7,649,441	0
Change in rate assumption	940,872	0	0
Change in valuation allowance	(674,275)	3,239,840	2,001,393
Other	(7,598)	233,150	41,138

Income tax provision (benefit)	$0	$0	$0

      As of December 31, 2003, the Company changed the estimated effect of tax rates of deferred tax items from 42.5% to 40%. The effect of the change of this estimated rate resulted in the lowering of deferred tax assets by $940,872, prior to the valuation allowance.

8. Preferred Stock

      The Company has 5,000,000 shares of preferred stock authorized for issuance. The preferences, powers, and rights of the preferred stock are to be determined by the Company’s Board of Directors. None of these shares is issued and outstanding.

9. Stock-Based Compensation

      During 1998, the Company’s Board of Directors approved the Stock Incentive Plan for key employees and outside directors (the “Incentive Plan”) which provides for the grant of incentive stock options, restricted stock, stock appreciation rights, or a combination thereof. The Compensation Committee was responsible for reviewing and approving the compensation arrangements for the Company’s executive officers and for administering the Company’s 1998 Stock Incentive Plan until the Recapitalization was consummated on March 16, 2002, at which point, after authorization of the Board of Directors of the Company, the Executive Committee assumed responsibility for such administration until October 21, 2003, when the Executive Committee was terminated as a result of the Amended and Restated Securityholders Agreement, dated October 21, 2003, among ComVest, Medtronic, LaSalle Business Credit, and Marshall B. Hunt. The Compensation Committee reassumed responsibility for administering the Incentive Plan at such time. Only non-incentive stock options may be granted to outside directors under the Incentive Plan. Under the Incentive Plan, as amended, 6,000,000 shares of the Company’s common stock have been reserved for issuance. Options under the Incentive Plan provide for the purchase of the Company’s common stock at not less than the fair market value on the date the option is granted.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transactions under the Incentive Plan are summarized as follows:

			Weighted
			Average
	Number of	Range of	Exercise
	Options	Exercise Prices	Price

Options outstanding December 31, 2000	701,325	$0.440 - $15.500	$3.557
Granted	471,595	$0.450 - $ 1.090	$0.866
Forfeited	(398,650)	$0.440 - $14.625	$2.409

Options outstanding, December 31, 2001	774,270	$0.440 - $15.500	$2.507
Granted	3,563,867	$0.700 - $ 1.180	$0.834
Exercised	(54,200)	$0.440 - $ 0.500	$0.455
Forfeited	(251,737)	$0.440 - $15.500	$1.670

Options outstanding, December 31, 2002	4,032,200
Granted	1,744,667	$0.350 - $ 1.82	$0.833
Exercised	(43,200)	$0.440 - $ 0.71	$0.585
Forfeited	(1,204,450)	$0.440 - $14.62	$1.125

Options outstanding, December 31, 2003	4,529,217

      The weighted average fair value of options granted during the three years ended December 31, 2003, 2002 and 2001 was $0.96, $0.76, and $0.54, respectively.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding under the Company’s 1998 Stock Incentive Plan as of December 31, 2003.

OPTIONS OUTSTANDING

	Number	Weighted Average	Number
Exercise Price	Outstanding	Remaining Contractual Life	Exercisable

$ 0.350	60,000	9.26	35,000
$ 0.430	31,500	9.10	20,000
$ 0.440	205,000	6.95	205,000
$ 0.450	25,700	7.90	25,700
$ 0.500	2,500	9.38	0
$ 0.540	6,000	9.37	0
$ 0.570	35,000	9.43	17,500
$ 0.580	241,900	9.42	0
$ 0.590	10,000	9.46	0
$ 0.700	42,500	8.04	42,500
$ 0.710	293,900	8.05	293,900
$ 0.740	981,450	8.87	70,945
$ 0.750	84,667	9.63	46,667
$ 0.800	1,000	7.09	1,000
$ 0.800	45,000	8.20	45,000
$ 0.800	12,000	8.85	12,000
$ 0.810	5,000	9.72	0
$ 0.814	368,550	8.87	122,850
$ 0.850	65,000	8.21	48,267
$ 0.890	7,000	9.58	0
$ 0.900	20,000	7.78	20,000
$ 0.900	150,000	8.31	150,000
$ 0.910	1,192,500	9.81	40,000
$ 0.950	250,000	8.35	150,000
$ 0.975	3,500	8.70	1,750
$ 0.985	97,700	8.74	97,700
$ 1.000	10,000	8.68	2,500
$ 1.050	80,000	7.42	80,000
$ 1.090	30,000	8.36	15,000
$ 1.100	42,000	8.47	42,000
$ 1.180	8,000	8.34	6,500
$ 1.820	40,000	9.83	20,000
$ 3.375	6,000	5.92	6,000
$ 4.063	5,000	5.67	5,000
$ 6.250	2,650	5.14	2,650
$ 7.000	8,000	5.04	8,000
$13.750	3,700	4.58	3,700
$14.500	55,400	4.67	55,400

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number	Weighted Average	Number
Exercise Price	Outstanding	Remaining Contractual Life	Exercisable

$14.625	1,100	4.67	1,100

	4,529,217		1,693,629

      On March 16, 2002, all of the Company’s then outstanding options became immediately vested under the terms of the Incentive Plan as a result of the Recapitalization. In addition, the Company granted options, but not under the Incentive Plan, in connection with the Recapitalization (as described in Note 6 and below).

      In connection with the Recapitalization, in 2002, the Company’s former CEO and former President were granted options to purchase 3,500,000 shares and 1,000,000 shares, respectively, of the Company’s common stock at the exercise price of $0.45 per share. The former President’s options and 2,500,000 shares of the former CEO’s options are vested and exercisable immediately and have terms of ten years. The former CEO’s options for 1,000,000 shares were contingent; options for 500,000 shares became vested in January 2004 and the remaining options expired. At the date of grant of these options, the share market value was $0.84, which resulted in a compensation expense of approximately $1.4 million and is recorded in the Company’s Consolidated Statement of Operations for the year ended December 31, 2002. These options were considered in the Company’s compensation expense in the 2002 pro forma calculation above. See Note 18 (“Subsequent Events”) to these financial statements.

10. Earnings (Loss) Per Share

      A summary of the calculation of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2003, 2002, and 2001 is as follows:

	For the Year Ended December 31, 2003

	Net Loss	Shares	Per Shares
	(Numerator)	(Denominator)	Amount

EPS — basic and diluted	$(787,392)	36,655,394	$(.02)

	For the Year Ended December 31, 2002

	Net Loss	Shares	Per Shares
	(Numerator)	(Denominator)	Amount

EPS — basic and diluted	$(26,170,426)	20,684,670	$(1.27)

	For the Year Ended December 31, 2001

	Net Loss	Shares	Per Shares
	(Numerator)	(Denominator)	Amount

EPS — basic and diluted	$(5,122,915)	13,366,278	$(.38)

      Options to purchase 8,529,217 shares of common stock and warrants to purchase 424,448 shares of common stock were outstanding as of December 31, 2003 but were not included in the computation of the 2003 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $0.35 to $14.63 and expire between 2008 and 2013. Warrants to purchase 299,448 shares of common stock have an exercise price of $0.01 and expire in 2012. Warrants to purchase 25,000 shares of common stock have an exercise price of $1.22 and expire in 2011. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.93 and expire in 2005. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.69 and expire in 2006.

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

11. Related-Party Transactions

      In connection with the Recapitalization, the Company entered into an expense guaranty with the Company’s former CEO under which he received 150,000 shares of the Company’s common stock in exchange for agreeing to reimburse ComVest for up to a maximum of $400,000 of its transaction expenses in the event that the Recapitalization was not consummated. The value of these shares of common stock was $130,500 on the date of issuance. Also, pursuant to an advance note, the former CEO received 75,000 shares of the Company’s common stock in exchange for advancing to the Company $17,500 in transaction expenses associated with the Recapitalization. The value of these shares of common stock was $62,250 on the date of issuance.

      Harold Blue, who was appointed to the Company’s Board of Directors in March 2003, serves as the President of Commonwealth Associates Group Holdings, LLC (“CAGH”). ComVest is an affiliated entity of CAGH. In connection with the Recapitalization, in March 2002, the Company issued Convertible Notes to ComVest in the principal amount equal to $4,400,000. During fiscal 2002 and fiscal 2003, the Company paid an aggregate of $225,777 and $348,127 in interest to ComVest on the Convertible Notes issued to ComVest. In connection with and prior to the Recapitalization, the Company entered into an advisory agreement with Commonwealth Associates, L.P., an affiliate of ComVest and CAGH, under which Commonwealth Associates, L.P. received 2,645,398 shares of the Company’s common stock (a value equal to $2,248,588, based on the closing price of the Company’s common stock on March 15, 2002, the date immediately prior to the closing date of the Recapitalization) and a cash fee of $750,000. Pursuant to the terms of this advisory agreement, Commonwealth Associates, L.P., provided the Company with financial consulting advice in developing a strategy for restructuring the Company’s in connection with the Recapitalization. The advisory agreement did not provide for ongoing services to be rendered after the Recapitalization.

      The Company had unsecured loans to the former CEO, the former President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable in the principal amount of $112,613 and $337,837, plus accrued interest receivable of $58,218 and $168,800 as of December 31, 2002 and 2001, respectively. The notes required annual payments of interest at 8% beginning on September 28, 1997 and were amended in September 2001 to extend the maturity date from 2000 to December 31, 2002. The notes and related accrued interest are recorded as contra-equity in the consolidated balance sheets. In March of 2002, approximately $342,000 was paid to the Company by the former CEO and the former President in full settlement of their outstanding balances, which included accrued interest. In July 2003, the notes payable by the former Vice Chairman of the Board were amended and consolidated, to extend payment terms through June 15, 2004, with payments to be made in equal monthly installments of $14,647. The notes payable by the former Vice Chairman of the Board remain outstanding, with a balance at December 31, 2003 of $86,543, in compliance with the amended agreement.

      As discussed in Note 6, on June 6, 2000, the Company obtained the $900,000 BofA Bridge Loan, which was used to fund the Shareholder Bridge Loan to the Company’s former CEO. The former CEO’s obligations under the Shareholder Bridge Loan were collateralized by the pledge of 2,813,943 shares of the Company’s common stock owned beneficially by the former CEO. The Company’s obligations under the BofA Bridge Loan were collateralized by the pledge of the former CEO’s shares to BofA and by the collateral previously pledged by the Company to BofA under the Company’s then-existing credit facility with BofA. The Shareholder Bridge Loan required interest at either the Index Rate or adjusted LIBOR, as defined in the

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholder Bridge Loan, plus 4.5% as elected by the former CEO. As of December 31, 2000, the interest rate was based on the Index Rate with a resulting rate of approximately 11.32%. The Shareholder Bridge Loan and related accrued interest were recorded as contra-equity in the consolidated balance sheets and were due on August 30, 2000 but not paid. As a result, the Company was unable to pay the amount due under the BofA Bridge Loan, thereby causing the Company to default under the BofA Bridge Loan and the BofA Credit Facility (see Note 6). During 2001, the former CEO paid the Shareholder Bridge Loan obligation of $900,000 as described in Note 6. Accrued interest of $109,303 under the Shareholder Bridge Loan was paid to the Company by the former CEO in June 2002.

      The former CEO and the former President of the Company each owned a 50% interest in the capital stock of HP Aviation, Inc., an entity that provided the use of an airplane to the Company. During the year ended December 31, 2001, the Company paid HP Aviation, Inc. approximately $58,500 for use of the airplane. There were no payments made during 2002 or 2003. The agreement was terminated in 2001. In addition, the former CEO and the former President of the Company each owned a 50% interest in real estate property that is used by the Company for various management and sales related functions. The Company did not incur any expense for use of this real estate property payable to officers during 2003. During the years ended December 31, 2002 and 2001, the Company incurred expenses of $7,000 and $10,550, respectively, payable to these officers for the Company’s use of the real estate property.

      The Company had an arrangement with the former CEO regarding the Company’s use of a boat that was previously owned by the CEO (the “Marine Reimbursement Arrangement”). Under the Marine Reimbursement Arrangement, the Company and its employees, agents and guests used the boat for purposes of management meetings, sales meetings, and entertainment of guests. During the year ended 2001 the Company reimbursed the former CEO approximately $8,600 for the use of the boat. The Marine Reimbursement Arrangement was terminated in 2001.

      The development of the Company’s Manchester, Georgia facility was financed with approximately $705,000 in proceeds of an industrial development revenue bond issued by the Manchester Development Authority for the benefit of the Company. In connection with, and as a condition to such bond financing, the Company entered into an operating lease with the Manchester Development Authority. All payments due on the bonds have been and continue to be guaranteed, jointly and severally, by the former majority shareholders of the Company and Cardiac Medical, Inc., an entity related by common ownership by certain officers and shareholders.

      The Company had entered into a Consulting and Services Agreement with Healthcare Alliance (the “Alliance Agreement”), an affiliate of one of the Company’s former directors. The Alliance Agreement provided for (i) the payment to Healthcare Alliance of an annual consulting fee of $36,000; (ii) the payment to Healthcare Alliance of an annual performance incentive fee equal to 5% of any annual sales increase achieved by the Company resulting from Healthcare Alliance’s efforts; and (iii) the grant of options to purchase up to 1% of the Company’s outstanding common stock. The options vested and became exercisable by Healthcare Alliance only if it procured group purchasing agreements with certain Group Purchasing Organizations (“GPOs”), and the Company achieved certain levels of incremental sales revenue under its agreement with the particular GPO (at an exercise price equal to the closing stock price of the Company’s common stock on the effective date of the purchasing agreement). The Company incurred expense of $36,000 related to the annual consulting fee under the Alliance Agreement during the year ended December 31, 2001. The Company also reimbursed Healthcare Alliance for expenses incurred of approximately $1,100 during the year ended December 31, 2001. The Alliance Agreement expired on December 31, 2001. In addition, there were no incentive fee amounts earned during the year ended December 31, 2001 and there were no grants of Company stock options during year ended December 31, 2001 related to provision (iii) above of the Alliance Agreement.

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

      An affiliate of one of the former Directors of the Company provided consulting services to the Company with respect to financial and certain related matters, including the Recapitalization. During the three years ended December 31, 2003, 2002 and 2001, the Company incurred fees of approximately $66,000, $320,000 and $484,000, respectively, in consideration for such services.

12. Commitments and Contingent Liabilities

      The Company leases certain of its facilities and certain equipment under operating lease agreements expiring in various years through 2010. Rent expense under various operating leases was approximately $233,000, $320,000 and $399,000 during the three years ended December 31, 2003, 2002, and 2001, respectively. These amounts include approximately $83,000, $106,000 for the 2002 and 2001 fiscal years, respectively, related to the Company’s distribution segment which has been reclassed to discontinued operations in the Company’s Statement of Operations for the years ended December 31, 2002 and 2001. As of December 31, 2003, the approximate minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year are as follows:

2004	$225,749
2005	217,437
2006	202,852
2007	201,744
2008	189,560
Thereafter	243,246

$1,280,588

      From time to time, the Company is a party to legal actions arising in the ordinary course of business which it deems immaterial. Although the Company believes that it has defenses to the claims of liability or for damages in the actions against it, there can be no assurance that additional lawsuits will not be filed against the Company or the Company’s subsidiaries. Further, there can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the Company’s business, that the defense of the lawsuits will not consume the time and attention of the Company’s senior management and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the Company’s operating results and financial condition. The Company intends to defend or pursue each of the lawsuits vigorously. The Company is also subject to numerous federal, state and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the consolidated financial statements.

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

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payments under these license agreements totaled approximately $231,733, $214,400 and $234,000 during three years ended December 31, 2003, 2002 and 2001, respectively.

      The Company has entered into various distribution agreements under which the Company has guaranteed certain gross margin percentages to its distributors. During 2003, these agreements were amended to eliminate the guaranteed margins. As a result of these guarantees, the Company has accrued approximately $0 and $282,000 as of December 31, 2003 and 2002, respectively, related to amounts to be rebated to the various distributors.

      The Company is party to numerous agreements which contain provisions regarding change in control, as defined by the agreements, or the acquisition of the Company by a third party. These provisions could result in additional payments being required by the Company should these events, as defined, occur.

      Effective October 15, 1998, the Company completed the purchase of the outstanding stock of Stepic for $8 million in cash and contingent payments of up to $12 million over a three-year period based upon the successful achievement of certain specified future earnings targets of Stepic. The Company determined that $7.2 million of this contingent payment was probable of payment and recorded that amount at the acquisition date. All additional payments made have been accounted for as additional costs of acquired assets and amortized over the remaining lives of the assets.

      During 2001, the Company recorded additional purchase price payable to the previous Stepic shareholders of approximately $667,000, representing the Company’s additional earned contingent payments for the anniversary year ending October 31, 2001, as required by the purchase agreement (the “Purchase Agreement”). The Company recorded approximately $439,000 related to the 2001 contingent payment during the year ended December 31, 2000, which was included in accrued expenses as of December 31, 2000.

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

      On March 14, 2002, the Company entered into an agreement with the Plaintiffs, which replaced the Settlement Agreement. The Company paid $100,000 to the Plaintiffs on March 15, 2002 and agreed to pay monthly payments of principal and interest of approximately $36,000 through March 2006.

      In May 2002, the Company became aware of a Complaint for Declaratory Judgment filed in the United States District Court for the District of Massachusetts by LeMaitre against one of the Company’s former distributors, Cardio Medical Products, Inc. (“Cardio Medical”). The Company had a distributorship agreement with Cardio Medical for the IFM product line entered into prior to the Company’s sale of the IFM business on March 30, 2001 to LeMaitre. See “Description of Business — Acquisitions and Divestitures” above. Under the IFM Agreement with the Company, LeMaitre agreed to continue selling the IFM product line to Cardio Medical as required by the Cardio Medical distributorship agreement for the remainder of its term through December 31, 2002, provided LeMaitre received from Cardio Medical confirmation of the terms

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of such agreement satisfactory to LeMaitre. In its suit for Declaratory Judgment, LeMaitre requested a declaration that the IFM Agreement created no contractual rights between Cardio Medical and LeMaitre, and that LeMaitre has no obligation to sell its IFM products to Cardio Medical. In early June, 2002, Cardio Medical answered LeMaitre’s complaint, and asserted a counterclaim against the Company and LeMaitre for breach of contract. The counterclaim alleged that the Company breached the distributorship agreement between Cardio Medical and the Company by (1) failing and refusing to sell IFM products to Cardio Medical (either directly or through LeMaitre); and (2) selling or allowing LeMaitre to sell IFM products directly to customers in the territory granted exclusively to Cardio Medical. The Company has responded to the counterclaim and has denied liability for Cardio Medical’s damages. This lawsuit was settled in November 2003.

      In November 2002, the Company was served with a complaint filed in the United States District Court for the Northern District of Georgia by Chepstow Limited (“Chepstow”) against the Company, its then Chief Executive Officer, Marshall B. Hunt, its President, William E. Peterson, Jr., and members of Mr. Hunt’s family and a family limited partnership established by Mr. Hunt and his wife. Chepstow alleges that it has a judgment on a promissory note against Mr. Hunt, that it is engaging in post-judgment collection efforts, and that the defendant parties in this action have engaged with Mr. Hunt in fraudulent conveyances of Mr. Hunt’s assets. Specifically, with respect to the Company, Chepstow alleges that, in March 2002, Mr. Hunt transferred 225,000 shares of the Company’s common stock to his family limited partnership, that such transfer was a fraudulent conveyance under Georgia law, that the Company assisted in such transfer, and that the Company engaged in an unlawful conspiracy to hinder, delay or defraud Chepstow as Mr. Hunt’s creditor. Chepstow seeks to void such transfers and injunctive relief, compensatory damages, and punitive damages from the defendants, including the Company. The Company filed a motion to dismiss the action against the Company. In July 2003, the court granted the Company’s motion to dismiss and dismissed the lawsuit against all parties. In August 2003, plaintiff filed a Notice of Appeal with respect to the court’s dismissal and the Company has filed its brief in connection with such appeal. Oral arguments were held on the appeal in January 2004. The Company has entered into an agreement with Chepstow that if the appellate court should reverse the District Court’s dismissal of the lawsuit as to the Company, the continuation of the lawsuit in the District Court will be stayed pending Mr. Hunt’s satisfaction of Chepstow’s judgment against Mr. Hunt and will be dismissed upon Mr. Hunt’s satisfaction of such judgment.

      As described in Note 6, the Loan Agreement sets forth certain Events of Default, the occurrence of which would allow the Lender to accelerate the Company’s obligations under the Loan Agreement. See Note 6 herein for a more detailed discussion of the Events of Default thereunder.

      On March 15, 2002, the Company entered into a Co-Promotion Agreement with Medtronic under which the Company is promoting and providing technical advice for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain, which agreement was amended in April 2003. If the Company breaches or fails to comply with its obligations under the Co-Promotion Agreement (after giving effect to any applicable cure periods), then Medtronic or 51% of the holders of the aggregate principal amount of the Convertible Notes may accelerate the due date for payment of the Convertible Notes (see Note 6).

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Supplemental Disclosure of Cash Flow Information

      The following represent noncash financing activities for the years ended December 31:

	2003	2002	2001

Short-term debt issued for certain prepaid insurance coverages	$464,540	$598,916	$358,573
Notes issued for purchase of equipment	3,138	—	—
Notes issued for additional Stepic purchase payment	—	—	227,695
Increase in notes receivable — shareholders	—	—	87,001
Noncash payment of short-term bridge loan by the CEO	—	—	425,610
Conversion of convertible notes to common stock	99,500	170,500	—
Insurance of warrants	—	770,139	260,000
Termination of warrant	—	(260,000)	—

Interest paid was $1,758,444, $2,451,670 and $4,619,108 for the years ended December 31, 2003, 2002 and 2001. Taxes paid, net of refunds received, were $81,511, $28,553, and $51,818 for the years ended December 31, 2003, 2002, and 2001.

14. Impairment Charge and Sale of IFM

      Effective March 30, 2001 (the “IFM Closing Date”), the Company completed the sale of certain IFM assets for the assumption of the Note related to IFM, cash of $2,250,500 upon closing, and cash of $150,000 due six months from the IFM Closing Date (the “Second Installment”). Assets sold included inventory of $3.3 million, property and equipment of $2.4 million, and intangible assets of $1.6 million. The asset purchase agreement provided for a purchase price adjustment related to certain inventory values within five business days after the IFM Closing Date. Based on the values of the inventory following the IFM Closing Date, the Company recorded an additional purchase price receivable of approximately $70,000 to be received as part of the Second Installment. In addition to the purchase of certain assets, the buyer assumed the Company’s sublease of the IFM facility and the related employees.

      The Second Installment in the amount of approximately $220,000 was due on September 30, 2001. The Second Installment has not been paid, and the purchaser has sought indemnification under the asset purchase agreement for the Company’s alleged breach of its representations and warranties set forth in the agreement. On September 24, 2001, the Company filed a Complaint for Declaratory Judgement and Breach of Contract against the purchaser in the Superior Court of Fulton County in the State of Georgia. As of December 31, 2001, the Company had fully reserved the amount due from the purchaser of approximately $220,000. This lawsuit was settled by the parties in July 2002, with no payments due to or due from the Company.

15. Segment Information and Major Customers

      Through September 3, 2002, the Company operated under two reportable segments, manufacturing and distribution. The manufacturing segment includes products manufactured by the Company, as well as products manufactured by third parties on behalf of the Company. The Company sold its distribution business on September 3, 2002 and currently operates under only the manufacturing segment. As a result of the sale, the results of operations of the distribution segment have been reclassed and are included in discontinued operations on the Company’s Statement of Operations for the years ended December 31, 2002 and 2001.

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

      The table below presents information about the reported sales (which include intersegment sales), gross profit (which include intersegment gross profit) and identifiable assets (which include intersegment receivables) of the Company’s segments as of December 31, 2001 and for the year ended December 31, 2001.

	2001

			Identifiable
	Sales	Gross Profit	Assets

Manufacturing	$24,700,813	$13,290,988	$35,768,752

Distribution	36,410,217	6,987,362	35,633,080

	$61,111,030	$20,278,350	$71,401,832

      A reconciliation of total segment sales to total consolidated sales and of total segment gross profit to total consolidated gross profit of the Company for the year ended December 31, 2001 is as follows:

2001

Total segment sales	$61,111,030
Elimination of intersegment sales	(2,044,241)

Consolidated sales	$59,066,789

Total segment gross profit	$20,278,350
Elimination of intersegment gross profit	41,852

Consolidated gross profit	$20,320,202

      A reconciliation of total segment assets to total consolidated assets of the Company as of December 31, 2001 is as follows:

2001

Total segment assets	$71,401,832
Elimination of intersegment receivables	(54,292)

Consolidated assets	$71,347,540

      The Company’s operations are located in the United States, except for a sales office in Belgium. Thus, substantially all of the Company’s assets are located domestically. Sales information (excluding discontinued operations of the distribution segment) by geographic area for the three years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

United States	$26,214,017	$19,963,446	$22,833,286
Foreign	1,761,435	1,748,198	1,867,527

Consolidated net sales	$27,975,452	$21,711,644	$24,700,813

      No single country outside of the United States is significant to the Company’s revenues. Sales to the Company’s three largest customers collectively amounted to approximately 18%, 15%, and 19% of total sales (excluding discontinued operations of the distribution segment) during the three years ended December 31, 2003, 2002 and 2001, respectively. The revenues of the Company’s distribution segment have been reclassed to discontinued operations in the Company’s Statement of Operations for the years ended December 31, 2002,

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2001. As of December 31, 2003 and 2002, 39% and 36%, respectively, of the consolidated accounts receivable balance consisted of amounts due from the Company’s three largest customers.

      The table below presents net sales by major product category (excluding discontinued operations of the distribution segment) for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Ports	$18,857,150	$16,877,656	$18,499,707
Port accessories	3,500,499	1,825,940	1,960,611
Catheters	3,562,942	2,887,644	2,958,445
Pumps	1,618,343	0	0
All other	436,518	120,404	1,282,050

Total net sales	$27,975,452	$21,711,644	$24,700,813

16. Defined Contribution Benefit Plan

      The Company maintains a 401(k) profit sharing plan (the “Plan”) that covers essentially all of the Company’s employees. Employees are eligible to participate in the Plan after completing one year of service and attaining the age of 21. Participants in the Plan can contribute up to 15% of their annual salary during the plan year. The Company’s contributions to the Plan, which are based principally on a percentage of the participant’s annual base salary, are discretionary and determined on an annual basis by the Board of Directors. The Company made no contributions to the Plan during the years ended December 31, 2003, 2002 and 2001.

17.	Sale of Distribution Segment

      On September 3, 2002, the Company sold Stepic to Arrow International, Inc. (“Arrow”) for approximately $12.6 million, consisting of $11 million in cash, $1.1 million placed in escrow and a note receivable in the amount of $500,000. In addition, the Company retained assets of approximately $1.1 million in the transaction.

      Approximately $7.8 million of the cash proceeds of the Stepic sale were used to pay down all amounts outstanding at closing under the Company’s revolving senior credit facility with the Lender. The Company used the remaining proceeds for working capital purposes. Additionally, as required pursuant to a letter agreement among the Company, ComVest and Medtronic, the Company’s management and Executive Committee delivered to each of ComVest and Medtronic an operating plan and budget (including working capital needs) reflecting its business following the sale of Stepic and a proposal for the use of the remaining proceeds from the sale of Stepic. This operating plan and budget, together with the use of the remaining proceeds, was approved by ComVest and Medtronic and was subsequently ratified by the Company’s board of directors. In connection with this sale, the Company received the consent of LaSalle and the requisite noteholders under the Note Purchase Agreement.

      Arrow paid $1.1 million of the cash purchase price into escrow, which sum was distributed to the Company (in an amount equal to $1,051,317 plus interest of $904) and to Arrow (in an amount equal to $48,683) in accordance with the terms of the asset purchase agreement and escrow agreement entered into in connection with the Stepic sale. Finally, Arrow issued to the Company a promissory note in the principal amount of $500,000, which bore interest at an annual rate of 5%. Pursuant to the terms of this note, $250,000 plus interest of $3,664 was paid to the Company on December 19, 2002 and the balance of $250,000 plus interest of $6,199 and was paid to the Company on March 3, 2003.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net sales and income (loss) from the discontinued operations of the distribution reporting unit are as follows:

	2002	2001

Net sales	$21,987,450	$36,410,217
Net income (loss) from discontinued operations(1)	3,174,623	(230,972)

(1)	For fiscal 2002, this number includes the gain on the sale of Stepic, the Company’s distribution segment.

      The major classes of assets and liabilities disposed of were as follows at September 3, 2002:

Accounts, receivable, net	$6,602,504
Inventory	9,117,434
Prepaid expenses and other assets	1,100,030
Property and equipment, net	115,628
Intangibles, net	25,703
Accounts payable	7,518,071
Accrued expenses and other liabilities	336,823

      Goodwill of $16.1 million for the Stepic distribution segment was written off in the first quarter of 2002 as part of the Company’s adoption of SFAS No. 142 (Note 2).

18. Subsequent Events

      Effective January 16, 2004, Marshall B. Hunt resigned as Chief Executive Officer of the Company. For all severance amounts payable to Mr. Hunt under the Separation Agreement between Mr. Hunt and the Company, the Company’s expense will be recognized in 2004 and will be paid over sixteen months through April 30, 2005.

      Effective January 31, 2004, the Employment Agreement between the Company and William E. Peterson, Jr., former President of the Company, expired. For all severance amounts payable to Mr. Peterson under his Employment Agreement, the Company’s expense will be recognized in 2004 and will be paid through January 2005.

      Robert J. Wenzel, the Company’s President and Chief Operating Officer, was appointed Interim Chief Executive Officer. L. Bruce Maloy was appointed Corporate Secretary.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors

Horizon Medical Products, Inc.

      In connection with our audit of the consolidated financial statements of Horizon Medical Products, Inc. and subsidiaries referred to in our report dated February 14, 2004 which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended December 31, 2003 and 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 13, 2004

REPORT OF INDEPENDENT ACCOUNTANTS ON CONSOLIDATED FINANCIAL

STATEMENT SCHEDULE

To the Board of Directors and Shareholders

Horizon Medical Products, Inc. and Subsidiaries

      Our audit of the December 31, 2001 consolidated financial statements included in the Horizon Medical Products, Inc. December 31, 2001 Form 10-K referred to in our report dated February 26, 2002, except for Notes 6, 9, 12 and 17 as to which the date is April 15, 2002 and Note 18 as to which the date is September 9, 2002, appearing in this Annual Report on Form 10-K of Horizon Medical Products, Inc., and Subsidiaries also included an audit of the consolidated financial statement schedule as of December 31, 2001, and for the year ended December 31, 2001 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers, LLP

Birmingham, Alabama
September 9, 2002

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

SCHEDULE II.     VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2002, and 2003

			Additions to
	Beginning	Charged	Costs and		Ending
	Balance	Expense	Other(1)	Deductions(2)	Balance

Year ended December 31, 2001:
Allowance for returns and doubtful accounts	$2,224,822	$554,962	$(688,931)	$1,174,360	$916,493
Inventory reserve	$4,805,397	$195,623		$1,546,259	$3,454,761
Valuation allowance for deferred tax assets(3)	$7,595,077	$2,001,393			$9,596,470
Year ended December 31, 2002:
Allowance for returns and doubtful accounts	$916,493	$204,000		$686,537	$433,956
Inventory reserve	$3,454,761	$1,460		$925,083	$2,531,138
Valuation allowance for deferred tax assets(3)	$9,596,470	$3,239,840			$12,836,310
Year ended December 31, 2003:
Allowance for returns and doubtful accounts	$433,956	$173,000		$133,950	$473,006
Inventory reserve	$2,531,138			$489,595	$2,041,543
Valuation allowance for deferred tax assets(3)	$12,836,310			$674,275	$12,162,035

(1)	Other consists of reclassifications made to the previous year’s consolidated financial statements in order to make them comparable to the current presentation.

(2)	2002 deductions consist of amounts deducted resulting from the sale of the Company’s distribution segment (Stepic).

(3)	The balances of the deferred income tax valuation reserve, $9,596,470 as of December 31, 2001 and January 1, 2002 and $12,836,310 as of December 31, 2002 and January 1, 2003, have been revised from the previously reported balances of $2,001,393 and $3,239,840, respectively, in order to correct typographical errors in the 2001 and 2002 schedules. Accordingly, the amounts previously reported in the “Charged Expense” column for the years ended December 31, 2001 and 2002 have also been revised. The amount previously reported as a “Deduction” in 2001 of $5,593,684 has been revised to be reported as a “Charged Expense” of $2,001,393, and the amount previously reported as a “Charged Expense” in 2002 of $1,238,447 has been revised to an expense of $3,239,840.