Form 10-K/A
period 2003-12-31
HORIZON MEDICAL PRODUCTS INC
filed 2004-04-29
CIK 1052958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the financial year ended December 31, 2003

OR

☐OF THE SECURITIES EXCHANGE ACT OF 1934	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
For the transition period from to

Commission file number 001-15459

Horizon Medical Products, Inc.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1882343 (I.R.S. Employer Identification No.)

One Horizon Way P.O. Box 627 Manchester, Georgia Address of principal executive offices)	31816 (Zip Code)

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

i

EXPLANATORY NOTE

      Pursuant to the rules and regulations of the Securities and Exchange Commission, this Amendment No. 1 (this “Amendment”) on Form 10-K/ A is being filed to amend Items 10, 11, 12, 13 and 14 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Horizon Medical Products, Inc. (the “Company”), which was filed March 30, 2004 (the “Annual Report”). Other than as set forth in the preceding sentence, the Company has not undertaken to update, add or otherwise amend any information contained or incorporated by reference into the Annual Report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

DIRECTORS

      The Board of Directors of the Company currently consists of seven (7) directors. Each director’s term expires at each annual meeting, and our shareholders must elect seven individuals to serve as our Board of Directors until the following year’s annual meeting.

      Pursuant to the Amended and Restated Securityholders Agreement entered into by and among the Company, ComVest Venture Partners, L.P. (“ComVest”), Medtronic, Inc., Standard Federal Bank, National Association and Marshall B. Hunt (the “Securityholders Agreement”), which amended an agreement originally entered into in connection with the Company’s March 2002 recapitalization (the “Recapitalization”), ComVest currently has the right to appoint two designees and one additional director who is “independent” in accordance with the rules and regulations of the American Stock Exchange. Additionally, Medtronic has the right to designate one independent director to the Board of Directors, ComVest and Medtronic have the right to jointly designate one independent director, and the Company’s Board of Directors has the right to designate two members of senior management as directors of the Company. Effective October 31, 2003, the Board of Directors appointed Dr. David Ku, Robert L. Priddy and Robert J. Wenzel to its Board of Directors, concurrently with the resignations of directors H. Ross Arnold, III, William E. Peterson, Jr. and A. Gordon Tunstall from the Board. Pursuant to the terms of the Securityholders Agreement, the current membership of the Board of Directors is comprised as follows: (i) ComVest has designated Messrs. Blue and Priddy as its directors and Mr. Brands as an independent director; (ii) Medtronic has designated Mr. Tucker as an independent director; (iii) ComVest and Medtronic have jointly designated Dr. Ku as an independent director; and (iv) the Board of Directors has designated Mr. Wenzel and Mr. Hunt as management directors.

Name	Age	Position

Harold Blue	42	Director
James E. Brands	66	Director
David A. Ku, Ph.D., M.D.	47	Director
Marshall B. Hunt	48	Director
Robert L. Priddy	57	Director
Robert D. Tucker	70	Director
Robert J. Wenzel	53	Director

      Harold Blue. Mr. Blue, 42, joined the Company’s Board of Directors in March 2003. Mr. Blue has been president of Commonwealth Group Holdings, LLC, a merchant banking operation, since June 2000. From 1993 until June 2000, he served as the Chairman and Chief Executive Officer of Proxymed, Inc., an electronic healthcare transaction processing services company. Mr. Blue currently serves on the Board of Directors of Notify Technology Corp. (where he also serves on the compensation committee), a communications application service provider of wireline and wireless messaging services, Inoveris, and Commonwealth Group Holdings.

      James E. Brands. Mr. Brands, 66, joined the Company’s Board of Directors in April 2003. Mr. Brands is the founder of Brands & Co., which provides business and financial consulting services, and has been active as Principal in such business from time to time since 1982. From April 1999 until September 2001, Mr. Brands served as Senior Executive Vice President of Able Telcom Holding Corp., whose principal businesses were development of telecommunications networks and “intelligent” highway systems throughout the United States and in other parts of the world. From November 1997 until April 1999, he was the Chief Financial Officer of Wilson Pest Control, a consolidation of companies providing pest control services.

      Marshall B. Hunt. Mr. Hunt, 48, has been a director since the Company’s inception in 1990 and is a co-founder of the Company. He served as the Company’s Chief Executive Officer from the Company’s inception in 1990 through January 2004, except for the period from October 23, 2001 through March 15, 2002. During this period, Mr. Hunt continued to serve as an employee of Horizon (but not as an officer or director, as required by the Forbearance Agreement entered into in 2001), and was responsible for identifying and exploring refinancing opportunities. Mr. Hunt has served as the Company’s Chairman of the Board since 1997 (except for the period from October 23, 2001 through March 15, 2002). Prior to co-founding the Company, Mr. Hunt co-founded Cardiac Medical, Inc., or CMI, a distributor of cardiac pacemakers, in 1987, and served as its Chief Executive Officer until October 1997. Mr. Hunt currently serves as Secretary of CMI. In 1981, Mr. Hunt founded Hunt Medical Systems, Inc., a distributor of pacemaker products, and served as its President from 1981 to 1987. From 1979 through 1981, Mr. Hunt held various sales and management positions with American Hospital Supply Corporation.

      David A. Ku, Ph.D., M.D. Dr. Ku, 47, joined the Company’s Board of Directors in October 2003. Dr. Ku is currently a regents Professor of Mechanical Engineering at the Georgia Institute of Technology and a vascular surgeon. Dr. Ku has served in such roles for 18 years. He has been the Fulbright Gastprofessor in Munich, Germany, and a Fellow in Cardiovascular Pathology at the University of Chicago. In addition, Dr. Ku is a licensed medical doctor in the state of Georgia. Dr. Ku is also the Chief Executive Officer of SaluMedica, LLC, a medical device company which develops orthopedic implants. Dr. Ku holds patents on a number of devices, has been published in numerous medical journals, and has done extensive research in the areas of Bioengineering and Fluid Mechanics.

      Robert L. Priddy. Mr. Priddy, 57, joined the Company’s Board of Directors in October 2003. Mr. Priddy is currently Chairman and CEO of RMC Capital, LLC, an investment firm. He founded that company in 1995. Mr. Priddy was also the Chairman and CEO of ValuJet Airlines from its inception in 1993 to its merger with AirTran Airways in 1997. Mr. Priddy was also a founder of Atlantic Southeast Airlines and Florida Gulf Airlines. He is on the Boards of AirTran Holdings, Bankserv, Inoveris, and Microsulis Medical. Mr. Priddy is also a General Partner in the ComVest II private equity fund. This fund specializes in corporate restructuring.

      Robert D. Tucker. Mr. Tucker, 70, joined the Company’s Board of Directors in March 2002. Since February 1996, Mr. Tucker has served as Chairman and Chief Executive Officer of Maximum Benefits, LLC, a telecommunications company founded by Mr. Tucker in 1995, which markets long distance and internet services. From May 1997 to January 2001, Mr. Tucker served as President and Chief Executive Officer of Specialty Surgicenters, Inc., a developer, owner and manager of outpatient surgery centers.

      Robert J. (Bob) Wenzel. Mr. Wenzel, 53, joined the Company’s Board of Directors in October 2003. Mr. Wenzel currently serves as the Company’s President, Chief Operating Officer and Interim Chief Executive Officer. Mr. Wenzel became Chief Operating Officer of the Company in May 2002 and was named President, effective July 1, 2003. He assumed the role of Interim Chief Executive Officer in January 2004. Between 2001 and 2002, Mr. Wenzel was a consultant with Impact Consulting Group in Chanhassen, Minnesota, where he provided assistance to distressed small- to medium-sized organizations by assisting management in the development and implementation of business plans. In addition, Mr. Wenzel served as Chief Operating Officer for Virtual Fund, Inc. from 1991 until 2001 and as President of ColorSpan Corporation (formally known as LaserMaster) between 1989 and 2000.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Executive Officers

			Executive
			Officer
Name	Age	Position	Since

Robert J. Wenzel	53	President, Chief Operating Officer, and Interim Chief Executive Officer	2002
Robert R. Singer	38	Vice President — Sales	1999
L. Bruce Maloy	40	Vice President — Administration and Secretary	1998
Elaine G. Swygert	41	Corporate Controller	2004

      Robert J. (Bob) Wenzel. Mr. Wenzel, 53, currently serves as the Company’s President, Chief Operating Officer and Interim Chief Executive Officer. Mr. Wenzel is also a member of the Company’s Board of Directors. Mr. Wenzel became Chief Operating Officer of the Company in May 2002 and was named President, effective July 1, 2003. He assumed the role of Interim Chief Executive Officer in January 2004. Between 2001 and 2002, Mr. Wenzel was a consultant with Impact Consulting Group in Chanhassen, Minnesota, where he provided assistance to distressed small- to medium-sized organizations by assisting management in the development and implementation of business plans. In addition, Mr. Wenzel served as Chief Operating Officer for Virtual Fund, Inc. from 1991 until 2001 and as President of ColorSpan Corporation (formally known as LaserMaster) between 1989 and 2000.

      Robert R. Singer. Mr. Singer, 38, has served as the Vice President of Sales since 1999. Mr. Singer joined Horizon in 1990 as a sales representative in East Tennessee. In 1991, he was transferred to Atlanta to cover the Georgia territory. Prior to assuming his current position, Mr. Singer served as National Sales Manager from 1997 to 1999. Mr. Singer began his sales career in 1987 as an account executive with Mixon-Baker Financial in Atlanta.

      L. Bruce Maloy. Mr. Maloy, 40, joined the Company in 1990 in its sales and marketing department and has served as the Vice President — Administration of the Company since 1996 and Secretary since 2004. From 1990 to 1996, Mr. Maloy served in various capacities at the Company, including Regional Manager from 1991 to 1993, National Sales Manager from 1993 to 1995, and Director of Marketing from 1995 to 1996.

      Elaine G. Swygert. Mrs. Swygert, 41, has served as Corporate Controller since September 2000 and was named an executive officer by the Board of Directors in February 2004. From joining the Company in September 1999 to September 2000, she served as Director of Budgets, Planning and Credit/Collections. Prior to joining Horizon, from 1993-1999, she was a co-owner and manager of a family owned business, Four Point L.P. Gas Company, Inc., a propane marketer. From 1990-1993, Mrs. Swygert was Financial Reporting Manager for Sales Technologies, a sales force automation division of Dun & Bradstreet Corporation. Other experience includes Assistant Controller and SEC Compliance Manager of IMTECH from 1988-1990 and from 1985-1988, as well as various staff accountant positions, including Senior Accountant with Coopers & Lybrand, now PricewaterhouseCoopers LLP. Mrs. Swygert is a certified public accountant.

Key Employees

Name	Age	Position	Since

Michael J. Fowler	42	Vice President of Manufacturing	2001
A. David Smith	33	Vice President of Engineering	2000

      Michael J. Fowler. Mr. Fowler, 42, became Vice President of Manufacturing for the Company in September 2001. He joined Horizon as Director of Manufacturing in March 1999. Prior to joining Horizon, he was a Senior Manufacturing Engineer and between 1992 and 1999 served in various manufacturing and plant support functions with the medical division of C. R. Bard, Inc., a developer, manufacturer and marketer of vascular, urological and oncological diagnosis and intervention products. Additionally, from 1989 to 1992, Mr. Fowler was a Senior Industrial Engineer with Baxter Healthcare Corporation.

      A. David Smith. Mr. Smith, 33, became Horizon’s Vice President of Engineering in November 2000. From May 1998 until November 2000, he was an engineering manager for Horizon. Mr. Smith began working for the Company in June 1997 as a production supervisor.

AUDIT COMMITTEE AND DETERMINATION OF

AUDIT COMMITTEE FINANCIAL EXPERT

      The Board has established an Audit Committee. The Audit Committee is responsible for nominating the Company’s independent auditors for approval by the Board of Directors, reviewing the scope, results and costs of the audit with the Company’s independent auditors, and reviewing the financial statements and accounting practices of the Company. The Audit Committee is governed by a written charter adopted by the Board of Directors. During 2003, the Audit Committee met five times. The members of the Audit Committee are Dr. Ku, Mr. Tucker, and Mr. Brands. Our Board of Directors has determined through the exercise of its business judgment that Mr. Brands is an “audit committee financial expert” as defined in the rules and regulations of the Securities and Exchange Commission and is “financially sophisticated” as defined in the rules and regulations of the American Stock Exchange. Mr. Brands, Dr. Ku, and Mr. Tucker are all “independent” as such term is defined in both the rules and regulations of the Securities and Exchange Commission and the rules and regulations of the American Stock Exchange.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and statements of changes in ownership of common stock and other equity securities of the Company. Based solely upon a review of such reports furnished to the Company and certain representations of such persons, all such persons complied with the Section 16(a) reporting requirements during 2002, except that: (1) Form 4s for Mr. Maloy were inadvertently filed late relating to (i) an option granted on September 27, 2002 for 40,000 shares which vested on March 27, 2003, (ii) an option for 30,000 shares granted on May 30, 2003 and (iii) an option granted on October 21, 2003 for 25,000 shares, (2) Form 4s for Mr. Singer were inadvertently filed late relating to (i) an option granted on May 30, 2003 for 30,000 shares, (ii) an option granted on October 21, 2003 for 25,000 shares, and (3) a Form 4 for Mr. Hunt was inadvertently filed late relating to an option granted on October 21, 2003 for 500,000 shares.

CODE OF ETHICS

      The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), applicable to the Company’s officers, directors and employees, which includes the code of ethics applicable to the Company’s senior executive and financial officers. This Code of Ethics is filed as an exhibit to the Annual Report.

Item 11.	Executive Compensation

EMPLOYMENT AGREEMENTS

      Employment Agreement with Marshall B. Hunt. Mr. Hunt is our Chairman of the Board and our former Chief Executive Officer. While no longer an employee of the Company, the Securities and Exchange Commission requires that the Company describe the compensation paid by us to Mr. Hunt pursuant to the terms of his employment arrangements. The following section details such compensation.

      In connection with the Recapitalization, the Company entered into an employment agreement with Mr. Hunt on March 16, 2002 (the “Hunt Employment Agreement”). In the Hunt Employment Agreement,

Mr. Hunt’s base salary was established at $270,000, with the opportunity to earn an annual bonus of 100% of base salary if the annual increase in the Company’s earnings per share was 35% or more and 50% of base salary if the annual increase in the Company’s earnings per share was at least 25% but less than 35%. The Hunt Employment Agreement provided that Mr. Hunt was entitled to participate in all compensation, benefit and insurance programs maintained by the Company in which executive officers were eligible to participate and for certain other benefits, including reimbursement for reasonable family medical and dental expenses which were not covered by insurance, an automobile lease and certain reimbursements for country club dues. The term of the Hunt Employment Agreement was 12 months (until March 16, 2003). If Mr. Hunt was terminated by the Company without cause (as defined in the Hunt Employment Agreement) either during the term of the Hunt Employment Agreement or thereafter, then he would have been entitled to one year severance of his base salary and certain employee benefits.

      By amendment, effective November 15, 2002, the term of the Hunt Employment Agreement was extended to April 1, 2004, Mr. Hunt’s base salary was increased to $283,500 per year, the Executive Committee granted options to Mr. Hunt to purchase 1,000,000 shares of the Company’s common stock (as described below), and the annual bonus calculation described above was replaced with a new bonus calculation for 2003. Under the bonus calculation for 2003, Mr. Hunt was entitled to an annual bonus based upon the Company’s achievement during 2003 of certain levels of net sales and EBITDA when compared with the Company’s net sales and EBITDA in its operating plan for 2003 approved by its Board of Directors (the “Operating Plan”), as follows: (i) if the Company’s actual annual net sales during 2003 were greater than fifty percent (50%) of net sales for 2003 as reflected in the Operating Plan, Mr. Hunt was entitled to a bonus of one-half (1/2) of his base salary in 2003 times the applicable bonus percentage, and (ii) if the Company’s actual annual EBITDA for 2003 was greater than fifty percent (50%) of the EBITDA for 2003 as reflected in the Operating Plan, then Mr. Hunt was entitled to a bonus of one-half (1/2) of his base salary in 2003 times the “applicable bonus percentage.” This applicable bonus percentage was determined by dividing actual annual net sales by Operating Plan net sales for 2003 (and actual annual EBITDA by Operating Plan EBITDA for 2003): where the result of such division was greater than fifty percent (50%), but less than seventy-six percent (76%), the applicable bonus percentage is fifty percent (50%), where the result of such division was seventy-six percent (76%) or more, but less than one hundred percent (100%), the bonus percentage was seventy-five percent (75%), and where the result of such division is one hundred percent (100%) or greater, the applicable bonus percentage was one hundred percent (100%).

      In connection with the Hunt Employment Agreement, Mr. Hunt was granted options to purchase 3,500,000 shares (the “Hunt Options”) of the Company’s common stock at the exercise price of $0.45 per share, of which 2,500,000 shares vested and became exercisable immediately with a term of ten years. The terms of the Hunt Options provide that the remaining 1,000,000 shares would vest and become exercisable after the earliest to occur of the following: (i) January 1, 2004, provided that the Company’s net income before any provision for income taxes is at least $8 million for the fiscal year ending December 31, 2003, which amount is to be adjusted appropriately in the event that the Company sells any of its operating assets or divisions and reduces its debt, (ii) the date on which the Company consummates a merger, consolidation or sale or disposition of all or substantially all of its stock or assets, or (iii) the date on which the Company terminates the employment of Mr. Hunt for other than good cause (as defined in the Hunt Employment Agreement) if such termination date occurs prior to January 1, 2004. In an amendment to the Hunt Options on November 15, 2002, the vesting requirement in clause (i) above was modified to provide that the Hunt Options representing 1,000,000 shares vest and become exercisable on January 1, 2004 based upon the Company’s achievement during 2003 of certain levels of EBITDA under the Operating Plan, as follows: If the actual EBITDA for 2003 was greater than 50% of Operating Plan EBITDA for 2003, then the number of shares which would vest would be calculated by multiplying 1,000,000 times the vesting percentage. The vesting percentage is determined by dividing actual EBITDA for 2003 by operating EBITDA for 2003; where the result of such division is greater than 50%, but less than 76%, the vesting percentage is 50%, where the result of such division is 76% or more, but less than 100%, the vesting percentage is 75%, and where the result of such division is 100% or greater, the vesting percentage is 100%.

      By amendment to the Hunt Employment Agreement effective October 21, 2003, the term of the Hunt Employment Agreement was extended through January 31, 2006 (subject to the right of the Company to terminate the Agreement upon notice with cause (as defined therein) or upon 120 days prior notice without cause or the right of Mr. Hunt to terminate the agreement upon 120 days prior written notice). Mr. Hunt’s salary was increased to $315,000. Such amendment also outlined the bonus structure for Mr. Hunt for fiscal years 2004 and 2005. Such structure is irrelevant, as Mr. Hunt is no longer an employee of the Company. The remainder of Mr. Hunt’s rights and benefits under the Hunt Employment Agreement remained unchanged.

      Under the Hunt Employment Agreement, if a change in control event were to occur at any time when Mr. Hunt is receiving severance payments from the Company, then he would have been entitled to receive, in lieu of such severance compensation and benefits, his base salary for each of the three years following such change in control event. A change in control event was defined as one of the following transactions that occurs prior to March 16, 2005: (i) the adoption of a plan of merger or consolidation as a result of which the holders of the outstanding voting stock of the Company as a group receive less than fifty percent of the voting stock of the surviving or resulting corporation, or (ii) the sale of substantially all of the assets of the Company, and as a result of either transaction the shareholders of the Company receive cash and/or securities valued on the date of the transaction at $3.00 or more per share. This provision, among others, was superceded by the Separation Agreement described below.

      On January 14, 2004, the Company and Mr. Hunt entered into a Separation Agreement (the “Separation Agreement”) in connection with Mr. Hunt’s resignation as Chief Executive Officer of the Company. The Separation Agreement generally supercedes and replaces the Hunt Employment Agreement. Pursuant to the Separation Agreement, the Company agreed to provide Mr. Hunt with the following severance payments: (i) a bonus equal to $181,084 (representing the 2003 bonus Mr. Hunt was entitled to), (ii) a bonus equal to $105,000, representing a portion of the 2004 bonus payable to Mr. Hunt, payable on April 1, 2005, (iii) salary equal to $105,000, payable in installments between January 1, 2004 and April 30, 2004, (iv) salary equal to $315,000, payable in installments between May 1, 2004 and April 30, 2005, (v) a bonus equal to $128,267, payable on January 1, 2005, and (vi) a bonus equal to $52,816, payable in installments between January 15, 2005 and April 30, 2005. In addition, the Company will reimburse Mr. Hunt for certain automobile expenses and certain reasonable medical and dental expenses not covered by insurance for a period continuing through April 2005.

      Also, under the Separation Agreement, the Company affirmed its obligations to Mr. Hunt under (i) the non-qualified stock option agreement dated March 15, 2002, (ii) the non-qualified stock option agreement dated March 15, 2002 (as amended on November 15, 2002), (iii) the stock option agreement contained in the November 15, 2002 amendment to the Hunt Employment Agreement, (iv) the non-qualified stock option agreement dated February 23, 2003, and (v) the stock option agreement dated October 21, 2003. Notwithstanding the above, the Separation Agreement provides that (i) only 500,000 shares (out of a possible 1,000,000) have vested or will vest under the March 15, 2002 non-qualified stock option agreement (as amended on November 15, 2002); and (ii) Mr. Hunt will have until January 16, 2006 to exercise the options granted on November 15, 2002 pursuant to the 1998 Stock Incentive Plan.

      Employment Agreement with William E. Peterson, Jr. Mr. Peterson is our former President. While no longer an employee of the Company, the Securities and Exchange Commission requires that the Company describe the compensation paid by us to Mr. Peterson pursuant to the terms of his employment arrangements. The following section details such compensation.

      In connection with the Recapitalization, the Company entered into an employment agreement with Mr. Peterson on March 16, 2002 (the “Peterson Employment Agreement”). Mr. Peterson’s base salary was established at $225,000, with the opportunity to earn an annual bonus of 100% of base salary if the annual increase in the Company’s earnings per share was 35% or more and 50% of base salary if the annual increase in the Company’s earnings per share was at least 25% but less than 35%. The Peterson Employment Agreement provided that Mr. Peterson was entitled to participate in all compensation, benefit and insurance programs maintained by the Company in which executive officers were eligible to participate and for certain other benefits, including reimbursement for reasonable family medical and dental expenses which were not covered by insurance, automobile leases and certain reimbursements for country club dues. The term of the Peterson Employment Agreement was six months (September 16, 2002). If Mr. Peterson was terminated by the Company without cause (as defined in the Peterson Employment Agreement) either during the term of the Peterson Employment Agreement or thereafter, then he would have been entitled to one year severance of his base salary and certain employee benefits.

      By amendment, effective September 16, 2002, the term of the Peterson Employment Agreement was extended to March 16, 2003, and the Peterson Employment Agreement was amended to provide that if the Company terminated his employment without good cause (as defined in the Peterson Employment Agreement) or if Mr. Peterson terminated his employment by leaving the Company at any time from September 17, 2002 through March 16, 2003, then the Company would continue to pay Mr. Peterson his base salary for twelve (12) months after such termination, plus any unpaid bonus for 2002, and provide certain employee benefits during such period. By amendment to the Peterson Employment Agreement, effective March 7, 2003, the term of the Peterson Employment Agreement was extended to December 31, 2003 and the annual bonus calculation described above was replaced with a new bonus calculation for 2003. Under the bonus calculation for 2003, Mr. Peterson had the opportunity to earn quarterly bonuses of $20,000 if management business objectives established for him by the Chief Executive Officer of the Company and by the Executive Committee, both for the quarter in question and for the year to date through the end of such quarter, were satisfied. Further, such amendment provided that if Mr. Peterson’s employment with the Company ended via a termination by the Company without good cause or if Mr. Peterson left the Company, between March 7, 2003 and December 31, 2003, then he would be entitled, in addition to other compensation due him, to receive his normal base salary for twelve months following such termination.

      In connection with the Peterson Employment Agreement, Mr. Peterson was granted options to purchase 1,000,000 shares (the “Peterson Options”) of the Company’s common stock at the exercise price of $0.45 per share. The Peterson Options vested and were exercisable immediately. The Peterson Options have a term of ten years.

      Pursuant to an amendment to the Peterson Employment Agreement dated June 17, 2003, Mr. Peterson agreed to relinquish the title of President effective June 30, 2003 and the term of the Peterson Employment Agreement was extended to January 31, 2004 Under such amendment, effective June 30, 2003 Mr. Peterson transitioned to Vice-Chairman of the Company and his salary was reduced to $112,500. Further pursuant to such amendment, upon the resignation of Mr. Peterson or the termination of Mr. Peterson by the Company without “good cause” prior to January 31, 2004, Mr. Peterson would remain entitled to the continued provision of a $225,000 salary for a period of one year following the end of his employment.

      Effective January 30, 2004, Mr. Peterson ended his employment with the Company. As already noted, Mr. Peterson remains entitled to severance of $225,000 through January 30, 2005. In addition, through such period, Mr. Peterson remains entitled to participate in all compensation, benefit and insurance programs maintained by the Company in which executive officers are eligible to participate and certain other benefits, including reimbursement for reasonable family medical and dental expenses which are not covered by insurance, and automobile leases. Mr. Peterson was also entitled to any bonus earned by him prior to his resignation, but no such bonus was earned.

      If a change in control event occurs at any time when Mr. Peterson is receiving severance payments from the Company, then he is entitled to receive, in lieu of such severance compensation and benefits, his base salary for each of the three years following such change in control event. A change in control event is defined as one of the following transactions that occurs prior to March 16, 2005: (i) the adoption of a plan of merger or consolidation as a result of which the holders of the outstanding voting stock of the Company as a group receive less than fifty percent of the voting stock of the surviving or resulting corporation, or (ii) the sale of substantially all of the assets of the Company, and as a result of either transaction the shareholders of the Company receive cash and/or securities valued on the date of the transaction at $3.00 or more per share.

      Employment Agreement with Robert J. Wenzel. The Company entered into an employment agreement with Robert J. Wenzel dated May 8, 2002 (the “Wenzel Employment Agreement”), which initially provided for Mr. Wenzel to serve as the Company’s Chief Operating Officer. The initial term of the Wenzel

Employment Agreement expired on December 31, 2002. The Wenzel Employment Agreement initially provided that Mr. Wenzel was eligible to earn bonus compensation of $65,000 if the management business objectives established for Mr. Wenzel by the Company’s Chief Executive Officer and the Executive Committee of the Board for the third and fourth quarters of 2002 were satisfied.

      Pursuant to the Wenzel Employment Agreement, the Executive Committee has granted Mr. Wenzel options to purchase 250,000 shares of the Company’s common stock under the Company’s 1998 Incentive Stock Plan, as amended (the “Plan”). 100,000 shares became exercisable on December 31, 2002 and an additional 50,000 shares became exercisable on December 31, 2003. The remaining 100,000 options become exercisable as follows: one-half on December 31, 2004 if Mr. Wenzel is an employee on such date, and the remaining one-half on December 31, 2005 if Mr. Wenzel is an employee on such date.

      By amendment to the Wenzel Employment Agreement, effective November 12, 2002, the term of Mr. Wenzel’s employment was extended through December 31, 2003, his base salary for 2003 was increased to $225,000 and his bonus compensation during 2003 was established as a quarterly bonus of $20,000 if the management business objectives established for him by the Chief Executive Officer of the Company and by the Executive Committee, both for the quarter in question and for the year to date through the end of such quarter, were satisfied. Pursuant to such Amendment to the Wenzel Employment Agreement, the Executive Committee granted Mr. Wenzel options to purchase an additional 350,000 shares of the Company’s common stock under the Plan. On December 31, 2003, 70,945 of these options became exercisable. The remaining options become exercisable as follows: 70,945 shares become exercisable on December 31, 2004 if Mr. Wenzel continues as an employee until that date, and 208,110 shares become exercisable on December 31, 2005 if Mr. Wenzel continues as an employee until such date.

      By further amendment to the Wenzel Employment Agreement, effective October 31, 2003, the term of Mr. Wenzel’s employment was extended through October 31, 2005 and his base salary was increased to $250,000. Under such amendment, Mr. Wenzel may earn quarterly bonuses during 2004 based on the Company’s achievement of net sales and/or EBITDA levels under the Company’s 2004 Operating Plan as approved by the Board of Directors (the “2004 Operating Plan”). Mr. Wenzel’s bonus schedule is as follows: (i) if the Company’s actual net sales during a calendar quarter are ninety-five percent (95%) or greater than, but less than one hundred percent (100%), of the net sales established by the 2004 Operating Plan for the same calendar quarter, then Mr. Wenzel would be entitled to a $6,250 bonus; (ii) if the Company’s actual net sales during a calendar quarter are one hundred percent (100%) or greater than the net sales established by the 2004 Operating Plan for the same calendar quarter, then Mr. Wenzel would be entitled to a $12,500 bonus; (iii) if the Company’s actual EBITDA during a calendar quarter is eighty-two percent (82%) or greater than, but less than one-hundred percent (100%), of EBITDA established by the 2004 Operating Plan for the same calendar quarter, then Mr. Wenzel would be entitled to a $6,250 bonus; and (iv) if the Company’s actual EBITDA during a calendar quarter is one-hundred percent (100%) or greater than the EBITDA established by the 2004 Operating Plan for the same calendar quarter, then Mr. Wenzel would be entitled to a $12,500 bonus. Mr. Wenzel may earn a net sales bonus and a EBITDA bonus. Mr. Wenzel is entitled to participate in all benefit and insurance programs maintained by the Company in which executive officers are eligible to participate, to have an automobile allowance, and to have a monthly commute expense allowance.

      By further amendment to the Wenzel Employment Agreement, dated February 25, 2004, the Company and Mr. Wenzel agreed upon the terms through which Mr. Wenzel’s 2004 bonus shall be calculated. Under such amendment, Mr. Wenzel may earn quarterly bonuses during 2004 based on the Company’s achievement of net sales and/or EBITDA levels under the 2004 Operating Plan. Mr. Wenzel’s bonus schedule is as follows: (i) if the Company’s actual net sales during a calendar quarter are ninety-four percent (94%) or greater than, but less than one hundred percent (100%), of the net sales established by the 2004 Operating Plan for the same calendar quarter, then Mr. Wenzel would be entitled to a $6,250 bonus; (ii) if the Company’s actual net sales during a calendar quarter are one hundred percent (100%) or greater than the net sales established by the 2004 Operating Plan for the same calendar quarter, then Mr. Wenzel would be entitled to a $12,500 bonus; (iii) if the Company’s actual EBITDA during a calendar quarter is seventy-five percent (75%) or greater than, but less than one-hundred percent (100%), of EBITDA established by the

2004 Operating Plan for the same calendar quarter, then Mr. Wenzel would be entitled to a $6,250 bonus; and (iv) if the Company’s actual EBITDA during a calendar quarter is one-hundred percent (100%) or greater than the EBITDA established by the 2004 Operating Plan for the same calendar quarter, then Mr. Wenzel would be entitled to a $12,500 bonus. In the event the Company sells a product line or division during 2004 or in the event the Company is acquired by a third party during 2004, then Mr. Wenzel’s bonus for the quarter in which such event occurs shall be calculated using actual net sales and EBITDA through the month end immediately prior to such sale or acquisition and using net sales and EBITDA under the 2004 Operating Plan through such month end. Such amendment also establishes Mr. Wenzel’s 2005 bonus structure. Such structure is substantially the same as the 2004 structure, except that the applicable bonus amounts of $6,250 and $12,500 are increased to $7,500 and $15,000, respectively. Moreover, during the period of October 1, 2005 through October 31, 2005, the Compensation Committee of the Board of Directors shall determine the bonus compensation earned by Mr. Wenzel rather than the applicable 2005 bonus structure.

      On February 26, 2004, the Company granted Mr. Wenzel options to purchase an additional 500,000 shares of the Company’s common stock at an exercise price of $1.65 per share. One-third of such options shall vest and become exercisable on each of January 1, 2005, January 1, 2006, and January 1, 2007. Such options will vest and become exercisable upon a change-in-control (as defined therein) of the Company and expire ninety days following termination of Mr. Wenzel’s employment.

      The Company must provide Mr. Wenzel with 120 days notice should it decide to terminate his employment without cause. Further, should the Company terminate Mr. Wenzel’s employment without good cause, he would be entitled to an additional bonus equal to the sum of all quarterly bonuses paid by the Company to him for the four previous quarters and for further severance compensation of twelve months of base salary.

      Employment Agreement with Robert Singer. The Company entered into an Employment Agreement with Robert Singer dated June 21, 2001 (the “Singer Employment Agreement”), which provides for Mr. Singer’s continued employment as Vice President of Sales. Initially, the Singer Employment Agreement had a two year term (subject to the right of the Company to terminate the Agreement upon notice with cause (as defined therein) or upon thirty days prior notice without cause or the right of Mr. Singer to terminate the agreement upon ninety days prior notice) and provided for an annual base salary of $150,000. Under the terms of the Singer Employment Agreement, Mr. Singer was eligible to earn bonus compensation of $10,000 for each quarter during the term based upon whether the Company’s domestic sales during the calendar quarter exceeded the amount of sales in the Company’s operating plan for the quarter. The Singer Employment Agreement also provided that Mr. Singer was entitled to participate in all benefit and insurance programs maintained by the Company in which executive officers were eligible to participate and to have an automobile allowance. Mr. Singer would be entitled to receive his base salary and benefits for a period of twelve months from the date of termination in the event his employment was terminated without cause (as defined), or for a period of three months from the date of termination where employment is terminated for failure to meet quarterly or annual sales goals established by the Company. The Singer Employment Agreement also provided that Mr. Singer was entitled to a “stay put” bonus of $50,000 in the event the Company was acquired and he remained an employee of the Company through the acquisition. In the event of an acquisition, Mr. Singer would be entitled to severance compensation of his base salary and certain benefits payable over an eighteen month period (i) if he complies with certain non-competition provisions and (ii) if he continues his employment through the acquisition and if he is not offered within sixty days after the acquisition a position of employment within a fifty mile radius of his home or his office in Manchester that is acceptable to him and he then resigns.

      Pursuant to an amendment to the Singer Employment Agreement, Mr. Singer’s term of employment was extended through June 21, 2004 (subject to the right of the Company to terminate the Agreement upon notice with cause (as defined therein) or upon sixty days prior notice without cause or the right of Mr. Singer to terminate the agreement upon sixty days prior notice), and his base salary was increased to $160,000. In addition, Mr. Singer is eligible to earn a bonus of $10,000 for each quarter during the term based upon the Company’s performance in terms of revenue and EBITDA and upon Mr. Singer’s achievement of quarterly management business objectives established by the Chief Operating Officer of the Company. If Mr. Singer’s

employment with the Company continues after the term, Mr. Singer does not have an employment agreement with the Company and Mr. Singer’s employment is terminated without good cause (as defined therein), then the Company shall continue to pay Mr. Singer his base salary for a period of six months following the effective date of termination. If Mr. Singer’s employment is terminated for good cause, then the Company shall continue to pay Mr. Singer his base salary for a period of sixty (60) days. Mr. Singer is still entitled to participate in all benefit and insurance programs maintained by the Company in which executive officers are eligible to participate and to have an automobile allowance. Moreover, Mr. Singer would still be entitled to the “stay put” bonus described above in the event the Company is acquired and he remains an employee through the acquisition.

      Executive Officers Severance And Bonus Agreements. The Company is currently a party to a Severance and Bonus Agreement dated November 12, 1999 with L. Bruce Maloy. Under this agreement, Mr. Maloy is entitled to a stay put bonus of $50,000 in the event the Company is acquired and Mr. Maloy remains an employee of the Company through the acquisition. In the event of an acquisition, Mr. Maloy is also entitled to severance compensation ($107,200) payable over a 12-month period (i) if he complies with certain non-competition provisions and (ii) if he continues his employment through the acquisition and is terminated after the acquisition without cause (as defined in the agreement) or if he is not offered within 30 days after the acquisition a position of employment within a 50 mile radius of his home that is acceptable to Mr. Maloy and he resigns.

      The Company is also a party to Bonus Agreements, entered into in the fourth quarter of 2003, with each of Mr. Maloy, Robert Singer, and Elaine Swygert. Under these agreements, each such officer is entitled to receive a “stay-put bonus” of $25,000 in the event (i) the Company pays in full the Convertible Notes issued by the Company in the Recapitalization or (ii) there has been a “sale of the Company” (whichever occurs first), and such officer is employed by the Company at such time. A “sale of the Company” is defined as (a) a sale of all or substantially all of the assets of the Company for cash or stock, or (b) a merger or consolidation of the Company with another entity for cash or stock where the shareholders of the Company immediately after such merger or consolidation own thirty-five percent (35%) or less of the stock of the surviving entity, or (c) a sale of a majority of the issued and outstanding stock of the Company for cash or stock.

SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning total compensation earned or paid to the Chief Executive Officer and certain other executive officers of the Company (collectively, the “named executive officers”) for services rendered to the Company during each of the last three fiscal years.

					Long-Term
					Compensation

		Annual Compensation			Securities
	Fiscal			Other Annual	Underlying
Name and Principal Positions	Year	Salary	Bonus(1)	Compensation(2)	Options(3)(#)

Marshall B. Hunt(4)	2003	$289,734	$183,064	—	1,000,000
Chairman of the Board and	2002	272,979	527,430	—	4,500,000
Former Chief Executive Officer	2001	268,125	—	$28,586	—
Robert J. Wenzel(5)	2003	228,148	104,100	—	500,000
President, Chief Operating Officer &	2002	129,546	55,000	—	600,000
Interim Chief Executive Officer	2001	—	—	—	—
William E. Peterson, Jr.(6)	2003	168,750	38,400	23,101	425,000
Former President and Secretary	2002	225,000	539,738	—	1,000,000
	2001	219,375	—	—	—
Robert R. Singer	2003	155,201	32,017	—	55,000 (7)
Vice President — Sales	2002	150,000	26,667	—	25,000
	2001	146,250	20,000	—	2,100
L. Bruce Maloy	2003	115,000	46,613	—	55,000 (7)
Vice President — Administration	2002	115,000	31,961	—	63,500
	2001	112,125	66,882	—	—

(1)	Amounts include paid and unpaid bonuses pertaining to each year and commissions paid during each year. With respect to the bonuses paid to Mr. Hunt during fiscal 2003, see “How was the Chief Executive Officer compensated?” under “Report of the Compensation Committee” below.

(2)	The Company provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and certain auto allowances and other benefits. The amount for Mr. Hunt in 2001 includes $14,532 for automobile allowances. No other such compensation exceeded 10% of the total annual salary and bonus for any named executive officer in any year for which a dollar amount is not disclosed.

(3)	See “Option Grants in Last Fiscal Year” below with respect to 2003 option grants.

(4)	Mr. Hunt served as the Company’s Chief Executive Officer until January 16, 2004.

(5)	Mr. Wenzel became an executive officer of the Company in May 2002.

(6)	Mr. Peterson served as the Company’s President until June 30, 2003 and as Secretary until January 30, 2004.

(7)	These options were granted to vest (i) at the rate of options for 10,000 shares per quarter during the second, third, and fourth quarter of 2003 if Mr. Singer and Mr. Maloy satisfied certain management business objectives for each such quarter. Options for 26,300 shares for Mr. Maloy and 26,800 shares for Mr. Singer were earned pursuant to such management business objectives. Such options will vest over a period of three years from the grant date with one-third vesting on May 30, 2004, one-third on May 30, 2005, and the remainder on May 30, 2006 if the employee remains employed with the Company through each such vesting date.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth information with respect to option grants to the named executive officers during fiscal 2003 and the potential realizable value of such option grants:

						Potential Realizable
						Value at Assumed
		% of Total				Annual Rates
		Options				of Stock Price
	Number	Granted to				Appreciation
	of	Employees	Exercise			for Option Term(7)
	Options	in Fiscal	Price	Expiration
Name	Granted	Year(1)	($/Share)	Date		5%	10%

Marshall B. Hunt	1,000,000	37.46%	500,000 — $0.75	2/25/13	(2)	$286,147	$725,153
			500,000 — $0.91	7/16/05	(3)	235,835	597,653
Robert J. Wenzel	500,000	18.73%	500,000 — $0.91	(4)		286,147	725,153
William E. Peterson, Jr.	425,000	15.92%	425,000 — $0.75	2/25/13	(2)	200,260	508,005
Robert R. Singer	55,000	2.1%	30,000 — $0.58	5/30/13	(5)	9,776	24,773
			25,000 — $0.91	10/21/13	(6)	14,307	36,258
L. Bruce Maloy	55,000	2.1%	30,000 — $0.58	5/30/13	(5)	9,593	24,311
			25,000 — $0.91	10/21/13	(6)	14,307	36,258

(1)	Options to purchase a total of 2,669,667 shares of common stock were granted to employees of the Company in fiscal 2003. Options to purchase an aggregate of 925,000 shares granted to Messrs. Hunt and Peterson were not granted under the 1998 Incentive Stock Plan, as amended (the “Plan”), and the remaining 1,744,677 options were granted under the Plan.

(2)	Such options vested based on fiscal year 2003 net sales and EBITDA levels. Specifically, such options were to vest if the 2003 audited financial statements for fiscal year 2003 reflect that actual sales and actual EBITDA for the 2003 fiscal year are equal to or greater than sales and EBITDA for the 2003 fiscal year as described in the Operating Plan for the 2003 fiscal year which was approved by the Board of Directors on February 25, 2003. These sales and EBITDA targets were not achieved during fiscal 2003, and these options expired.

(3)	These options vest only upon the occurrence of the sale of the Company (as such term is defined in the option agreement governing these options) on or before July 16, 2005. If such a sale of the Company has so occurred and the options vest, such options will be exercisable until October 21, 2013.

(4)	These options vest, if at all, upon a sale of the Company (as such term is defined in the option agreement governing these options) at any time during the period that Mr. Wenzel is employed by the Company or, if Mr. Wenzel’s employment with the Company is terminated without cause under his employment agreement, during the period that expires on the later of April 30, 2007 or eighteen (18) months after the last day of the stated term of his employment under any employment agreement between Mr. Wenzel and the Company, upon the sale of the Company. If such a sale of the Company has so occurred and the options vest, such options will be exercisable until October 21, 2013.

(5)	The terms of these options provided that such options would be earned at the rate of 10,000 shares per calendar quarter during the second, third, and fourth quarter of 2003 only if Mr. Singer and Mr. Maloy satisfied certain management business objectives for each such quarter. Options for 26,300 shares for Mr. Maloy and 26,800 shares for Mr. Singer were earned pursuant to such management business objectives. Such options will vest over a period of three years from the grant date with one-third vesting on May 30, 2004, one-third on May 30, 2005, and the remainder on May 30, 2006 if the employee remains employed with the Company through each such vesting date.

(6)	Each option will vest over three years from the date of grant with one-third on October 21, 2004, one-third on October 21, 2005, and the remainder on October 21, 2006 if the employee remains employed with the Company through each such vesting date. Each option that has not vested and become exercisable with vest and become exercisable in full upon the earlier of (i) a sale of the Company (as such term is defined in the option agreement governing these options) or (ii) upon the Company’s payment of the $14,763,000 senior subordinated convertible notes issued in connection with the Recapitalization in March 2002.

(7)	Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by Securities and Exchange Commission rules and do not represent the Company’s estimate or projection of the future price of common stock. The Company does not believe that this method accurately illustrates the potential value of a stock option.

OPTION EXERCISES AND VALUES FOR FISCAL 2003

      The following table sets forth certain information with respect to option exercises during fiscal 2003 by each of the named executive officers and the status of their options at December 31, 2003:

	Number of		Number of Unexercised		Value of Unexercised
	Shares		Securities Underlying		In-the-Money
	Acquired Upon		Options 12/31/03		Options 12/31/03(1)
	Exercise of	Value Realized
Name	Option	Upon Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Marshall B. Hunt	0	0	3,122,850	1,377,150	$3,109,361	$888,366
William E. Peterson, Jr.	0	0	1,000,000	0	1,010,000	—
Robert J. Wenzel	0	0	220,945	879,055	127,581	526,919
Robert R. Singer	0	0	68,600	51,800	49,596	37,334
L. Bruce Maloy	0	0	107,500	51,300	67,225	36,894

(1)	In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $1.46, the rounded average of the high and low common stock price reported for American Stock Exchange transactions on December 31, 2003. At December 31, 2003, the exercise prices of all options held by the named executive officers range from $0.44 to $14.50.

DIRECTOR COMPENSATION

      Cash Compensation. Each non-employee director of the Company (excluding Messrs. Blue, Hunt and Priddy) receives a fee of $3,000 for each meeting of the Board of Directors attended in person and $1,000 for each meeting of a committee of the Board of Directors attended (except for committee meetings held on the same day as Board meetings and except that Mr. Tucker receives no fees for attending meetings of the Executive Committee). Directors are reimbursed for travel and other expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. Directors who attend meetings of the Board of Directors by teleconference receive an additional $500 for each such meeting so attended. Directors who are also employees of the Company, as well as Mr. Blue, receive no additional compensation for service as directors.

      Options. On March 16, 2002, Mr. Tucker received options to acquire 65,000 shares of common stock at an exercise price of $0.85 per share. Twenty-thousand shares of common stock underlying these options vested and became exercisable immediately upon grant. Twenty five-thousand shares of common stock underlying these options vest and become exercisable at 800 shares for each meeting of the Executive Committee attended by Mr. Tucker as a member of such committee. Beginning in 2003, the remaining 20,000 of these options vest in three equal annual installments at the earlier of the Company’s annual meeting of shareholders or June 1 of such year, in the event Mr. Tucker has continued as a director of the Company until such vesting dates.

      On September 27, 2002, T. Lee Provow received options to acquire 40,000 shares of common stock at an exercise price of $0.985 per share. Twenty-thousand shares of common stock underlying these options became exercisable immediately upon grant. All options have expired as Mr. Provow resigned from the Board of Directors on March 7, 2003.

      On February 25, 2003, Robert J. Simmons received options to acquire 20,000 shares of common stock at an exercise price of $0.43 per share, all of which options vested and are currently exercisable in full. Mr. Simmons resigned from the Board of Directors on March 28, 2003.

      On April 3, 2003, Mr. Brands received options to acquire 60,000 shares of common stock at an exercise price of $0.35 per share. One-third of these options became exercisable immediately upon grant. An additional one-third of these options vested in four equal installments on June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004. Beginning in 2004, the remaining one-third of these options vest in three equal annual installments at the earlier of the Company’s annual meeting of shareholders or June 1 of each year, in the event Mr. Brands has continued as a director of the Company until such vesting dates.

      On October 31, 2003, Dr. Ku received options to acquire 40,000 shares of the Company’s common stock at an exercise price of $1.82 per share. One-half of these options became exercisable immediately upon grant. Beginning in 2004, the remaining one-half of these options vest in three equal annual installments at the earlier of the Company’s annual meeting of shareholders or June 1 of each year, in the event Dr. Ku has continued as a director of the Company until such vesting dates.

      On February 25, 2003, Mr. Hunt was granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The terms of such options provided that such options vest based on fiscal year 2003 net sales and EBITDA levels. Specifically, such options were to vest if the 2003 audited financial statements for fiscal year 2003 reflected that actual sales and actual EBITDA for the 2003 fiscal year are equal to or greater than sales and EBITDA for the 2003 fiscal year as described in the Operating Plan for the 2003 fiscal year which was approved by the Board of Directors on February 25, 2003. These sales and EBITDA targets were not achieved during fiscal 2003, and these options expired.

      On October 21, 2003, Mr. Hunt was granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.91 per share. These options vest only upon the occurrence of the sale of the Company (as such term is defined) on or before July 16, 2005. If such a sale of the Company has so occurred and the options vest, such options will be exercisable until October 21, 2013.

      On October 21, 2003, Mr. Wenzel was granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.91 per share. These options vest, if at all, upon a sale of the Company (as defined) at any time during the period that Mr. Wenzel is employed by the Company or, if Mr. Wenzel’s employment with the Company is terminated without cause under his employment agreement, during the period that expires on the later of April 30, 2007 or eighteen (18) months after the last day of the stated term of his employment under any employment agreement between Mr. Wenzel and the Company, upon the sale of the Company. If such a sale of the Company has so occurred and the options vest, such options will be exercisable until October 21, 2013.

      On February 25, 2003, Mr. Peterson, a director of the Company through October 2003, was granted options to purchase 425,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The terms of such options provided that such options vest based on fiscal year 2003 net sales and EBITDA levels. Specifically, such options were to vest if the 2003 audited financial statements for fiscal year 2003 reflected that actual sales and actual EBITDA for the 2003 fiscal year are equal to or greater than sales and EBITDA for the 2003 fiscal year as described in the Operating Plan for the 2003 fiscal year which was approved by the Board of Directors on February 25, 2003. These sales and EBITDA targets were not achieved during fiscal 2003, and these options expired.

      On October 21, 2003, A. Gordon Tunstall received options to acquire 20,000 shares of common stock at an exercise price of $0.91 per share, all of which options vested and are currently exercisable in full. Mr. Tunstall resigned from the Board of Directors on October 31, 2003.

      On October 21, 2003, H. Ross Arnold, III received options to acquire 20,000 shares of common stock at an exercise price of $0.91 per share, all of which options vested and are currently exercisable in full. Mr. Arnold resigned from the Board of Directors on October 31, 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Prior to October 31, 2003, the Executive Committee handled certain compensation matters with respect to senior executive officers of the Company. During such time, the Executive Committee consisted of three members of the Board of Directors, who, pursuant to a securityholders agreement entered into in connection with the Company’s March 2002 recapitalization (which was superceded by the Securityholders Agreement) were: (i) a director designated by ComVest who served as Chairman of the Executive Committee, (ii) the independent director designated by ComVest; and (iii) Marshall B. Hunt. Mr. Hunt, the Company’s Chief Executive Officer during 2003, did not participate in deliberations concerning his compensation.

      Pursuant to the Securityholders Agreement, this executive committee structure terminated effective October 31, 2003, and on February 24, 2004, the Board of Directors constituted a new Executive Committee. Currently, the Executive Committee is comprised of Mr. Tucker, Mr. Wenzel and Mr. Blue. The Executive Committee, to the fullest extent permitted by law and the Amended and Restated Bylaws of the Company, has and may exercise, when the Board of Directors is not in session, all powers of the Board in the management of the business and affairs of the Company. The Executive Committee shall retain its power so long as Mr. Tucker, Mr. Wenzel and Mr. Blue comprise the membership of the Executive Committee. The affirmative vote of all of the members of the Executive Committee is required in order to take action.

REPORT OF THE COMPENSATION COMMITTEE

ON EXECUTIVE COMPENSATION

      The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for fiscal 2003. Until March 16, 2002, the Compensation Committee was responsible for reviewing and approving the compensation arrangements for the Company’s executive officers and for administering the Company’s 1998 Stock Incentive Plan (the “Plan”), at which point the Executive Committee assumed responsibility for administration of the Plan. Through the time at which the Executive Committee was terminated in October 2003, the Compensation Committee still participated in a review of compensation matters affecting the Company. The Compensation Committee was reconstituted in August 2003, at which time the Compensation Committee consisted of H. Ross Arnold, III, a former director of the Company, and Mr. Brands. In October 2003, the Compensation Committee was again reconstituted to consist of Mr. Blue, Mr. Brands and Dr. Ku. In accordance with the listing standards of AMEX, the Compensation Committee is currently solely responsible for determining the compensation of the Company’s executive officers. On or before the Company’s 2004 Annual Meeting of Shareholders, all members of the Compensation Committee will be independent, as defined in the rules and regulations of AMEX.

What is our philosophy on executive officer compensation?

      Our compensation program for executives consists of the following key elements:

•	a base salary;

•	a performance-based annual or quarterly bonus; and

•	periodic grants of stock options.

      The Compensation Committee believes that this compensation approach best serves the interests of the Company and its shareholders. It enables the Company to meet the requirements of the highly competitive environment in which the Company operates, while ensuring that executive officers are compensated in a way that advances both the short- and long-term interests of the Company’s shareholders.

      Base Salary. Base salaries for certain of the Company’s executive officers, as well as changes in such salaries, are set forth in the employment agreements entered into with the Company are established by the Chief Executive Officer and approved by the Compensation Committee when established or increased. Base salaries for the Chief Executive Officer and President are determined by and reviewed periodically by the Compensation Committee. The Compensation Committee can revise upward the compensation structure for executive officers as it determines is necessary. The factors the Compensation Committee considers in evaluating the adequacy of compensation for the Company’s executive officers include competitive industry salaries, a subjective assessment of the nature of the position, the contribution and experience of the officer, and the length of the officer’s service.

      Annual or Quarterly Bonus. The variable annual or quarterly bonus permits individual performance to be recognized on an annual or quarterly basis, and is based, in significant part, on an evaluation of the contribution made by the officer to Company performance (compensation and bonus arrangements applicable to the Company’s Chief Executive Officer and President, respectively, are described below.) Typically, our executive bonuses are based specifically on the achievement of either Net Sales and EBITDA levels and/or management business objectives established by our Board of Directors or by the Chief Executive Officer or the Chief Operating Officer.

      Stock Options. Stock options relate a significant portion of long-term remuneration directly to stock price appreciation realized by all of the Company’s shareholders. Under the stock option guidelines adopted by the Compensation Committee, stock option grants may be made to executive officers upon initial employment, upon promotion to a new, higher level position that entails increased responsibility and accountability, in connection with the execution of a new employment agreement, and/or when all previously granted stock options have either fully vested or are within twelve months of full vesting. Using these guidelines, the Chief Executive Officer or the Chief Operating Officer recommend the number of options to be granted, within a range associated with the individual’s salary level, and present their recommendations to the Compensation Committee for review and approval. The Chief Executive Officer and/or the Chief Operating Officer may make recommendations that deviate from the guidelines where they deem it appropriate.

      While options typically vest over a minimum two-year or three-year period, options granted to certain executive officers may have longer or shorter vesting periods. Options have been granted under the Plan to the Chief Executive Officer and to the Chief Operating Officer.

How was the Chief Executive Officer compensated?

      Marshall B. Hunt served as the Company’s Chief Executive Officer during 2003, continuing in such role until January 2004. Currently, Robert J. Wenzel serves as our Chief Operating Officer, President, and Interim Chief Executive Officer. This section outlines how Mr. Hunt was compensated during fiscal 2003.

      As the former Chief Executive Officer, Marshall B. Hunt was compensated pursuant to the terms of an employment agreement which was entered into on March 16, 2002. The agreement, as amended, provided for an annual base salary of $283,500. Mr. Hunt was entitled to an annual bonus for 2003 based upon the Company’s achievement during 2003 of certain levels of net sales and EBITDA when compared with the Company’s net sales and EBITDA in its operating plan for 2003 approved by its Board of Directors. By amendment to Mr. Hunt’s employment agreement in October 2003, Mr. Hunt’s base salary was increased to $315,000. See “Employment Agreements” elsewhere in this Amendment for a summary of these terms.

How is the Company addressing Internal Revenue Code limits on deductibility of compensation?

      Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. No executive officer received more than $1,000,000 in compensation in fiscal year 2003 that will be subject to the Section 162(m) limitation on deductibility.

COMPENSATION COMMITTEE

James E. Brands
Dr. David A. Ku
Harold Blue

      The foregoing report of the Compensation Committee shall not be deemed incorporated by reference by any general statement or reference to this Amendment into any filing under the Securities Act of 1933, as amended, or under the Security Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference and shall not otherwise be deemed filed under such acts.

PERFORMANCE GRAPH

      Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Growth Index and the Company’s peer group index. The Company’s peer group consists of Arrow International, Inc., C.R. Bard, Inc., Conmed Corp., and ICU Medical, Inc. The stock performance graph assumes $100 was invested on January 1, 1999 and measures the return thereon at various points based on the closing price of the common stock on the dates indicated, assuming reinvestment of dividends.

	1/1/99	12/31/99	12/29/00	12/29/01	12/31/02	12/31/03

Horizon	$100.00	$58.82	$8.94	$10.12	$16.24	$33.18
Russell 2000	100.00	119.82	114.78	115.96	90.94	132.20
Peer Group	100.00	104.66	102.56	135.61	126.00	153.47

      The Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes information as of December 31, 2003 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

	Number of securities to		Number of securities remaining
	be issued upon exercise of	Weighted-average exercise	available for future issuance under
	outstanding options,	price of outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	4,529,217	$1.01	1,470,783
Equity compensation plans not approved by shareholders(2)	4,000,000	$0.45	N/A

(1)	Consists of grants under the Company’s 1998 Stock Incentive Plan, as amended.

(2)	Consists of (i) a grant of options to purchase 3,000,000 shares of the Company’s common stock to Mr. Hunt and (ii) a grant of options to purchase 1,000,000 shares of the Company’s common stock to Mr. Peterson, each such grant having been made in connection with the Recapitalization. Options for 500,000 shares were granted to Mr. Hunt and options for 425,000 shares were granted to Mr. Peterson in February 2003, exercisable upon the Company’s achievement of financial goals in 2003. These goals were not obtained and these options expired.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Based upon a review of filings with the Securities and Exchange Commission, we believe that each of the following individuals or entities is the beneficial owner of more than 5% of our common stock. The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) as of March 31, 2004 by (i) our directors and nominees for director, (ii) our named executive officers (as defined herein), (iii) our directors and executive officers as a group and (iv) each person known by us to beneficially own more than 5% of our common stock. The percentages set forth below are based on 43,943,653 shares of the Company’s common stock outstanding as of March 31, 2004.

	Number of Shares
	Beneficially	Percent of Shares
Name(1)	Owned(2)	Outstanding

Directors and Executive Officers:
Robert J. Wenzel(3)	220,945	*
Robert R. Singer(4)	107,533	*
L. Bruce Maloy(5)	146,267	*
Elaine Swygert(6)	65,200	*
Harold Blue	258,000	*
James E. Brands(7)	60,000	*
Marshall B. Hunt(8)	7,331,198	15.8%
David R. Ku(9)	20,000	*
Robert Priddy(10)	2,529,334	5.8%
RMC Capital, LLC 1640 Powers Ferry Rd Suite 125 Marietta, Georgia
Robert D. Tucker(11)	49,067	*
All current directors and executive officers as a group (10 persons)	10,787,544	22.2%
Shareholders Beneficially Owning Greater than 5% of the Company’s Common Stock:
ComVest Venture Partners, L.P.(12)	9,975,000	23.0%
Attn: Carl Kleidman 830 Third Avenue New York, New York 10022
Commonwealth Associates Group Holdings, LLC(13)	11,132,396	25.6%
Attn: Carl Kleidman 830 Third Avenue New York, New York 10022
ComVest Management, LLC(14)	9,975,000	23.0%
Attn: Carl Kleidman
830 Third Avenue
New York, New York 10022
Medtronic, Inc.	7,200,000	16.6%
710 Medtronic Parkway Minneapolis, Minnesota 55932
Michael S. Falk(15)	11,132,396	25.6%
c/o Commonwealth Associates Group Holdings, LLC
830 Third Avenue
New York, New York 10022

	Number of Shares
	Beneficially	Percent of Shares
Name(1)	Owned(2)	Outstanding

William E. Peterson, Jr.(16)	3,427,890	7.6%
c/o Morgan Stanley 950 E. Paces Ferry Road Suite 2700 Atlanta, GA 30326

*	Represents less than 1% of the Company’s outstanding common stock

(1)	Except as otherwise indicated, the address of each of the executive officers and directors is the address of the Company, which is One Horizon Way, P.O. Drawer 627, Manchester, Georgia 31816.

(2)	Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has the right to acquire within sixty (60) days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest. Except as set forth in the footnotes below, the persons named below have sole voting and investment power with respect to all shares of common stock shown as being beneficially owned by them.

(3)	Represents shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days.

(4)	Includes 77,533 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days.

(5)	Includes 116,267 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days.

(6)	Represents shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days.

(7)	Includes 40,000 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days.

(8)	Includes 1,149,210 shares of common stock owned by Hunt Family Investments, L.L.L.P., a Georgia limited liability limited partnership of which Mr. Hunt is the managing general partner, and 4,000,000 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days.

(9)	Represents shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days.

(10)	In addition to the 1,200,000 shares beneficially owned by RMC Capital, LLC (“RMC”), which Mr. Priddy, a director of the Company, beneficially owns as a manager of RMC, Mr. Priddy may be deemed to beneficially own an additional 1,329,334 shares of the Company’s common stock, over which Mr. Priddy maintains sole voting and dispositive power.

(11)	Represents shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days.

(12)	ComVest Management, LLC (“ComVest Management”) is the general partner of ComVest Venture Partners, L.P. (“ComVest”), and ComVest Management is wholly-owned by Commonwealth Associates Group Holdings, LLC (“CAGH”). ComVest may be deemed to be the beneficial owner of an aggregate of 9,975,000 shares of the Company’s common stock. ComVest, ComVest Management and Mr. Falk may be deemed to share such voting and disposition powers with respect to such 9,975,000 shares of Common Stock beneficially held by ComVest.

(13)	CAGH, as the ultimate parent entity, may be deemed to beneficially own 10,174,174 shares of the Company’s common stock. This number includes 199,174 shares of the Company’s common stock beneficially held by Commonwealth and 9,975,000 shares beneficially owned by ComVest.

(14)	ComVest Management, as the general partner of ComVest, may be deemed to beneficially own 9,975,000 shares of the Company’s common stock beneficially held by ComVest. ComVest Management and Mr. Falk may be deemed to share voting and disposition powers with respect to these shares of common stock.

(15)	Mr. Falk is the Chairman of CAGH. Only Mr. Falk has the authority to vote or dispose of the shares. Mr. Falk may be deemed to be the beneficial owner of an aggregate of 11,132,396 shares of Common Stock, as follows: Mr. Falk may be deemed to beneficially own the 9,975,000 shares of Common Stock beneficially owned by ComVest (ComVest, ComVest Management and Mr. Falk may be deemed to share such voting and disposition powers with respect to such 9,975,000 shares of the Company’s common stock), 6,488 shares of Common Stock beneficially owned by Commonwealth and 287,684 shares of Common Stock beneficially owned by CAGH. Mr. Falk may be deemed to share voting and disposition powers with respect to 199,174 shares of the Company’s common stock beneficially held by Commonwealth. In his capacity as Chairman and controlling equity owner of CAGH, Mr. Falk may be deemed to share indirect voting and dispositive power with respect to such entities’ shares and may therefore be deemed to be the beneficial owner of such securities. Finally, Mr. Falk has the sole power to dispose of an aggregate of 958,222 shares of the Company’s common stock.

(16)	Includes 1,000,000 shares of common stock that may be acquired upon the exercise of stock options exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions

      Harold Blue, who was appointed to the Company’s Board of Directors in March 2003, serves as the President of Commonwealth Associates Group Holdings, LLC (“CAGH”). ComVest Venture Partners, L.P. is an affiliated entity of CAGH. In connection with the Recapitalization, in March 2002, the Company issued Convertible Notes to ComVest in the principal amount equal to $4,400,000. During fiscal 2003, the Company paid an aggregate of $348,127 in interest to ComVest on the Convertible Notes issued to ComVest.

      In April 2003, the Company entered into the Exclusive Distributor Agreement with Medtronic, Inc., the beneficial owner of 16.6% of the Company’s common stock (the “Distributor Agreement”). Under the Distributor Agreement, the Company became the exclusive distributor commencing June 1, 2003 in the United States for Medtronic’s IsoMed constant flow infusion system for the delivery of chemotherapy agents for use in hepatic arterial infusion therapy for patients with colorectal and/or liver cancer. During 2003, the Company paid an aggregate of $320,575 to Medtronic in connection with the Distributor Agreement.

      During 2003, Tunstall Consulting, Inc., an affiliate of Gordon Tunstall, a director of the Company from January 2003 through October 2003, provided consulting services to the Company with respect to financial and certain related matters, including the Recapitalization. In 2003, the Company incurred, and paid in its entirety, fees of $66,000 to Tunstall Consulting for consulting services rendered to the Company.

Item 14.	Principal Accountant Fees and Services

      On November 12, 2002, the Company notified the firm of PricewaterhouseCoopers LLP that, by decision of the Audit Committee of the Board of Directors, it would be dismissed effective November 14, 2002. Effective November 15, 2002, the Company appointed Grant Thornton LLP as its independent public accountants to replace the firm of PricewaterhouseCoopers LLP. The decision to dismiss PricewaterhouseCoopers LLP and to retain Grant Thornton LLP as the Company’s independent public accountants was made by the Audit Committee of the Board of Directors of the Company, and then concurred in and approved by the Executive Committee of the Board of Directors.

      The reports of PricewaterhouseCoopers LLP on the Company’s financial statements for the fiscal years ended December 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report of PricewaterhouseCoopers LLP dated February 26, 2002 (except for Notes 6, 9, 12 and 17, as to which the date was April 15, 2002) accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, contained the following paragraph:

      “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company’s senior loan agreement requires compliance with certain financial covenants the compliance with which cannot be objectively determined. This matter raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

      In PricewaterhouseCoopers LLP’s report dated February 26, 2002 (except for Notes 6, 9, 12 and 17, as to which the date was April 15, 2002, and Note 18, as to which the date was September 9, 2002) accompanying the Company’s Registration Statement on Form S-1/ A, as filed with the Securities and Exchange Commission on September 11, 2002, the paragraph referred to above was removed.

      During the Company’s fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through November 14, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in their report.

      During the Company’s fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through November 14, 2002, there were no “reportable events” (as such term is defined in Item 304(a)(i)(v) of Regulation S-K). The Company requested, and received from, PricewaterhouseCoopers LLP a letter, dated November 14, 2002, addressed to the Commission stating that it agreed with the above statements.

      During the Company’s fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through November 14, 2002, the Company did not consult Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

      The Company has retained Grant Thornton LLP as independent public accountants since November 15, 2002 for fiscal years 2003 and 2002. From January 1, 2002 until November 14, 2002, the Company retained PricewaterhouseCoopers LLP as its independent public accountants.

      Aggregate fees billed to us for fiscal years 2003 and 2002 by Grant Thornton LLP were:

	Fiscal Year

	2003	2002

Audit Fees	$110,755	$115,958
Audit Related Fees(a)	67,336	0
Tax Services(b)	21,725	40,275
All Other Fees	0	0

(a)	For fiscal year 2003, includes fees for 401(k) plan review, quarterly review of the Company’s interim financial statements and work performed in connection with testing the impairment of certain of the Company’s assets.

(b)	Includes fees for tax return preparation and corporate tax planning.

      Aggregate fees billed to us for fiscal years 2003 and 2002 by PricewaterhouseCoopers LLP were:

	Fiscal Year

	2003	2002

Audit Fees	$0	$182,305
Audit Related Fees(a)	25,891	67,547
Tax Services	0	0
All Other Fees	0	0

(a)	For fiscal year 2003, includes fees related to the provision of required accountants’ consents in connection with the Company’s Annual Report on Form 10-K for the 2002 and 2003 fiscal years, and For fiscal year 2002, includes fees related to the Company’s Registration Statement on Form S-1 prepared in connection with the Recapitalization, 401(k) plan review and successor auditor review.

      All audit related services, tax services and other services provided to the Company during the 2002 and 2003 fiscal years were pre-approved by the Audit Committee. The Audit Committee charter specifically authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. In addition, the Audit Committee considered whether the provision of non-audit services by each of PricewaterhouseCoopers LLP and Grant Thornton LLP is compatible with maintaining auditor independence.

      The Company believes that the fees reflected above payable to Grant Thornton LLP for the 2003 fiscal year are representative of future fees likely to be billed to the Company.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended to date, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Company, as amended to date, filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
4.1	See Articles II, III, VII and IX of the Amended and Restated Articles of Incorporation filed as Exhibit 3.1 and Articles I, VII, VIII and IX of the Amended and Restated Bylaws filed as Exhibit 3.2, filed as Exhibit 4.1 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
4.2	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
4.3	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.
10.1	Promissory Note dated September 28, 1995 made by Roy C. Mallady, Jr. to the order of the Company in the principal amount of $77,612.43, as amended by Amendment to Promissory Note dated September 28, 1996, filed as Exhibit 10.3 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.2	Promissory note dated October 12, 1995 made by Roy C. Mallady, Jr. to the order of the Company in the principal amount of $35,000.00, as amended by Amendment to Promissory Note dated October 12, 1996, filed as Exhibit 10.6 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.3	Lease Agreement dated as of July 1, 1996 between The Development Authority of the City of Manchester and the Company, filed as Exhibit 10.9 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.4	Amendment to Lease Agreement dated November 2, 1999 between The Development Authority of the City of Manchester and the Company, filed as Exhibit 10.10 to the Registrant’s Form 10-K dated March 29, 2000 (SEC File No. 000-24025) and incorporated herein by reference.
10.5	Lease Agreement dated as of August 29, 1997 between The Development Authority of the City of Manchester and the Company, filed as Exhibit 10.10 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.6	1998 Stock Incentive Plan, filed as Exhibit 10.11 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.7	Equity Agreement, dated as of February 17, 1993, by and between CarboMedics, Inc. and the Company, as amended, filed as Exhibit 10.23 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.8	Second Amended License Agreement dated January 1, 1995 between Dr. Sakharam D. Mahurkar and NeoStar Medical® Technologies, filed as Exhibit 10.26 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.9	License Agreement dated July 1995 between Dr. Sakharam D. Mahurkar and Strato®/Infusaid TM Inc., filed as Exhibit 10.27 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.10	Additional License Agreement dated January 1, 1997 between Dr. Sakharam D. Mahurkar and the Company, filed as Exhibit 10.28 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.
10.11	Form of Severance and Bonus Agreement between the Company and L. Bruce Maloy, filed as Exhibit 10.3 to the Registrant’s Form 10-Q dated November 15, 1999 (SEC File No. 000-24025) and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

10.12	Note Purchase Agreement among the Company, ComVest Venture Partners, L.P. and certain Additional Note Purchasers dated March 1, 2002, filed as Exhibit 10.1 to the Registrant’s 8-K/A, filed on July 3, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.13	Voting Agreement among the Company, ComVest Venture Partners, L.P., Marshall B. Hunt, William E. Peterson, Jr. and Hunt Family Investments L.L.L.P., dated March 1, 2002, filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.14	Securityholders Agreement among the Company, ComVest Venture Partners, L.P., Medtronic, Inc., and certain shareholders, dated March 16, 2002, filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.15	Senior Subordinated Convertible Note payable by the Company to ComVest Venture Partners, L.P., dated March 16, 2002, filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.16	Senior Subordinated Convertible Note payable by the Company to Medtronic, Inc., dated March 16, 2002, filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.17	Form of Senior Subordinated Convertible Note payable by the Company to certain additional parties, dated March 16, 2002, filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.18	Junior Subordinated Promissory Note payable by ComVest Venture Partners, L.P. to Bank of America, dated March 15, 2002 and assumed by the Company on March 15, 2002, filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.19	Securities Pledge Agreement among the Company, Marshall B. Hunt and Hunt Family Investments, L.L.L.P., dated March 16, 2002, filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.20	Loan and Security Agreement between the Company and Standard Federal Bank National Association acting by and through LaSalle Business Credit, Inc., as its agent, dated March 18, 2002, filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.21	Warrant, dated March 18, 2002, granted by the Company to Standard Federal Bank National Association, acting by and through LaSalle Business Credit, Inc, as its agent, which grants the right to purchase 0.6% of the Registrant’s common stock outstanding at a price of $0.01 per share until March 18, 2012, filed as Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.22	Warrant, dated March 18, 2002, granted by the Company to Standard Federal Bank National Association, acting by and through LaSalle Business Credit, Inc, as its agent, which grants the right to purchase 0.9% of the Registrant’s common stock outstanding at a price of $0.01 per share until March 18, 2012, filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.23	Employment Agreement between the Company and Marshall B. Hunt, dated March 16, 2002, filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

10.24	Non-Qualified Stock Option Agreement between the Company and Marshall B. Hunt, dated March 15, 2002, for the purchase of 1,000,000 shares of the Registrant’s common stock at an option price of $0.45 per share, filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.25	Non-Qualified Stock Option Agreement between the Company and Marshall B. Hunt, dated March 15, 2002, for the purchase of 2,500,000 shares of the Registrant’s common stock at an option price of $0.45 per share, filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.26	Employment Agreement between the Company and William E. Peterson, Jr., dated March 16, 2002, filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.27	Non-Qualified Stock Option Agreement between the Company and William E. Peterson, Jr., dated March 15, 2002, for the purchase of 1,000,000 shares of the Registrant’s common stock at an option price of $0.45 per share, filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.28	Co-Promotion Agreement between the Company and Medtronic, Inc., dated March 15, 2002, filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.29	Agreement between the Company, Steven Picheny and Howard Fuchs, dated March 14, 2002, filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, dated April 16, 2002 (SEC File Number 001-15459) and incorporated herein by reference.
10.30	Employment Agreement between the Company and Robert J. Wenzel, dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the three months ended June 30, 2002).
10.31	Amendment No. 1 to Note Purchase Agreement, dated as of June 10, 2002, by and among the Company, ComVest Venture Partners, L.P. and the Additional Note Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the three months ended June 30, 2002).
10.32	Amendment No. 2 to Note Purchase Agreement, dated as of July 29, 2002, by and among the Company, ComVest Venture Partners, L.P. and the Additional Note Purchasers (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the three months ended June 30, 2002).
10.33	Asset Purchase Agreement, dated as of August 23, 2002, by and among Stepic Corporation, the Company, and Arrow International, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 10, 2002).
10.34	Letter Agreement among the Company, ComVest Venture Partners, L.P. and Medtronic, Inc., dated August 30, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 10, 2002).
10.35	Amendment to Employment Agreement between the Company and William E. Peterson, Jr., dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 14, 2002).
10.36	Common Stock Purchase Warrant, dated as of September 26, 2002, by and between the Company and Epoch Financial Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 14, 2002).
10.37	Common Stock Purchase Warrant, dated as of September 26, 2002, by and between the Company and Lippert/Heilshorn & Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 14, 2002).

Exhibit
Number	Description of Exhibits

10.38	First Amendment to Loan and Security Agreement, entered into as of December 23, 2002, by and between the Company and Standard Federal Bank National Association acting by and through LaSalle Business Credit, Inc., as its agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.39	Amendment to Employment Agreement, dated November 15, 2002, between the Company and Marshall B. Hunt (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.40	Amendment to Option Agreement, dated November 15, 2002, between the Company and Marshall B. Hunt (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.41	Amendment to Employment Agreement, dated November 12, 2002, between the Company and Robert J. Wenzel (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.42	Amendment to Employment Agreement, dated March 7, 2003, between the Company and William E. Peterson Jr. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.43	Option Agreement, dated February 25, 2003 between the Company and Marshall B. Hunt (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.44	Option Agreement, dated February 25, 2003 between the Company and William E. Peterson, Jr. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.45	Lease Agreement, entered into as of December 15, 2000, by and between The Development Authority of the City of Manchester and the Company (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003).
10.46	Second Amendment to Co-Promotion Agreement, dated April 15, 2003, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report filed on From 10-Q dated August 14, 2003).
10.47	Exclusive Distribution Agreement, dated April 15, 2003, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.48	Amendment to Employment Agreement, dated June 17, 2003, between the Company and William E. Peterson (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.49	Amendment to Employment Agreement, dated June 21, 2003, between the Company and Robert R. Singer (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.50	Common Stock Purchase Warrant between Lippert/Heilshorn & Associates, Inc., dated June 30, 2003 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.51	Amendment to Promissory Note, dated July 15, 2003, between the Company and Roy C. Mallady, Jr. (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.52	Amendment to Promissory Noted, dated July 15, 2003, between the Company and Roy C. Mallady, Jr. (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report filed on Form 10-Q dated August 14, 2003).
10.53	Amendment No. 1 to Note Purchase Agreement, dated October 21, 2003, by and among the Company, ComVest Venture Partners, L.P., Medtronic, Inc., and certain Additional Note Purchasers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).

Exhibit
Number		Description of Exhibits

10.54		Amended and Restated Securityholders Agreement, dated October 21, 2003, by and among the Company, ComVest Venture Partners, L.P., Medtronic, Inc., Standard Federal Bank National Association and Marshall B. Hunt (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10.55		Amendment to Employment Agreement, dated October 21, 2003, between the Company and Marshall B. Hunt (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10.56		Amendment to Employment Agreement, dated October 21, 2003, between the Company and Robert Wenzel (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10.57		Stock Option Agreement, dated October 21, 2003, between the Company and Marshall Hunt (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10.58		Stock Option Agreement, dated October 21, 2003, between the Company and Robert Wenzel (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report filed on Form 8-K dated November 12, 2003).
10	.59*	Separation Agreement, by and between the Company and Marshall B. Hunt, dated January 14, 2004.
10	.60*	Amendment to Employment Agreement between the Company and Robert J. Wenzel, dated February 25, 2004.
10	.61*	Form of Bonus Agreement dated November 1, 2003, between the Company and Robert Singer, L. Bruce Maloy and Elaine Swygert.
14	.1*	Code of Conduct and Ethics
16.1		Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated November 12, 2002).
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
23	.1*	Consent of Grant Thornton LLP
23	.2*	Consent of PricewaterhouseCoopers LLP
31.1		Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously Filed

SIGNATURES

      Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2004.

HORIZON MEDICAL PRODUCTS, INC.

/s/ ROBERT J. WENZEL

Robert J. Wenzel
President, Chief Operating Officer
and Interim Chief Executive Officer
(Principal Executive Officer)

     KNOW ALL MEN BY THESE PRESENT, that this Amendment has been signed by the following persons in the capacities indicated on the dates indicated on April 29, 2004.

Signature	Title

/s/ ROBERT J. WENZEL Robert J. Wenzel	President, Chief Operating Officer and Interim Chief Executive Officer (Principal Executive Officer) and Director

/s/ ELAINE SWYGERT Elaine Swygert	Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

/s/ HAROLD BLUE Harold Blue	Director

/s/ JAMES BRANDS James Brands	Director

/s/ MARSHALL B. HUNT Marshall B. Hunt	Director

/s/ DAVID KU David Ku	Director

/s/ ROBERT PRIDDY Robert Priddy	Director

Robert D. Tucker	Director