Form 10-Q
period 2004-03-31
HORIZON MEDICAL PRODUCTS INC
filed 2004-05-17
CIK 1052958

HORIZON MEDICAL PRODUCTS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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

                                                  Yes [   ] No    [X]

     The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of May 11, 2004 was 44,264,101.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
FORM 10-Q

For the Quarterly Period Ended March 31, 2004

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
SIGNATURES
EX-10.4 AMENDMENT TO OPTION AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

     The financial statements listed below are included on the following pages of this Quarterly Report on Form 10-Q:

•	Interim Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003

•	Interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

•	Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

•	Notes to Interim Condensed Consolidated Financial Statements

Horizon Medical Products, Inc. and Subsidiaries
Interim Condensed Consolidated Balance Sheets

	(UNAUDITED)
	March 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,537,769	$1,806,444
Accounts receivable — trade, net	4,552,159	4,523,643
Inventory, net	5,596,562	5,551,794
Prepaid expenses and other current assets	296,148	264,249

Total Current Assets	11,982,638	12,146,130
Property and equipment, net	1,988,600	2,040,313
Goodwill, net	15,650,356	15,650,356
Intangible assets, net	5,018,710	5,343,403
Other assets	6,228	6,229

Total Assets	$34,646,532	$35,186,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,033,141	$1,042,897
Accrued salaries and commissions	1,242,833	558,484
Accrued interest	87,385	81,233
Other accrued expenses	328,204	265,791
Current portion of long-term debt	1,347,313	1,396,824

Total current liabilities	4,038,876	3,345,229
Long-term debt, net of current portion	16,660,603	16,999,228
Other liabilities	86,466	90,166

Total Liabilities	20,785,945	20,434,623

Commitments and contingent liabilities (Note 6)

Shareholder’s Equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 43,946,653 and 43,855,253 shares issued and outstanding as of March 31, 2004 and December 31, 2003	43,947	43,855
Additional paid in capital	75,015,200	74,953,722
Shareholders’ note receivable	(43,565)	(86,544)
Accumulated deficit	(61,154,995)	(60,159,225)

Total shareholders’ equity	13,860,587	14,751,808

Total liabilities & shareholders’ equity	$34,646,532	$35,186,431

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2004	2003

Net sales	$7,086,040	$6,087,516
Cost of goods sold	2,863,198	2,453,159

Gross profit	4,222,842	3,634,357
Selling, general and administrative expenses	4,640,604	3,645,050

Operating loss	(417,762)	(10,693)

Other expense:
Interest expense	(569,574)	(627,662)
Other expense	(8,434)	(14,249)

	(578,008)	(641,911)

Net Loss	$(995,770)	$(652,604)

Basic and diluted earnings per share:
Net loss per share — basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding — basic and diluted	43,888,084	33,904,765

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(995,770)	$(652,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	128,685	166,153
Amortization of intangibles	324,693	378,083
Changes in operating assets and liabilities, which provided (used) cash, net:
Accounts receivable, trade	(28,516)	(384,551)
Inventories	(44,768)	349,638
Prepaid expenses and other assets	(31,898)	95,969
Accounts payable, trade	(9,756)	59,433
Accrued expenses and other liabilities	749,214	(13,197)

Net cash provided by (used in) operating activities	91,884	(1,076)

Cash flows from investing activities:
Capital expenditures	(76,972)	(125,149)
Acquisition of intangible assets	—	(286,269)
Cash proceeds from disposition of distribution segment	—	252,943
Proceeds from shareholders’ notes receivable	42,979	—

Net cash used in investing activities	(33,993)	(158,475)

Cash flows from financing activities:
Principal payments on long term debt	(388,136)	(457,068)
Exercise of stock options	61,570	—

Net cash used in financing activities	(326,566)	(457,068)

Net decrease in cash and cash equivalents	(268,675)	(616,619)
Cash and cash equivalents, beginning of period	1,806,444	3,711,514

Cash and cash equivalents, end of period	$1,537,769	$3,094,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

HORIZON MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

     The condensed consolidated balance sheet of Horizon Medical Products, Inc. and Subsidiaries (collectively, the “Company”) at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at such date. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and instructions to Form 10-Q. The interim condensed consolidated financial statements at March 31, 2004, and for the three month periods ended March 31, 2004 and 2003 are unaudited; however, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature unless noted otherwise. The results of operations for the interim periods are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”), including, without limitation, the summary of accounting policies and notes and consolidated financial statements included therein.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supercedes Auditing Practices Board (“APB”) No. 17 and requires that: (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company recognized an estimated impairment loss of approximately $16.1 million related to its distribution reporting unit. In addition, the Company ceased amortization of its goodwill. The Company’s goodwill amortization was approximately $1.3 million and $1.7 during the years ended December 31, 2001 and 2000, respectively. See Note 7 for the Company’s expected future amortization charges after the adoption of SFAS No. 142.

New Accounting Pronouncements

     The FASB recently issued Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (Statement 132(R)). Statement 132(R) retains all of the disclosures that are required by FASB Statement 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and includes several additional disclosures. The additional disclosures apply to both public and private companies, although there is a delayed effective date for private companies. It also amends APB Opinion 28, Interim Financial Reporting, to require certain disclosures about pension and other postretirement benefit plans in interim financial statements.

     The additional annual disclosures in Statement 132(R) are required in financial statements of public companies with fiscal years ending after December 15, 2003 (December 31, 2003 financial statements for an entity with a calendar year-end) except for disclosures about estimated future benefit payments and the additional disclosures for foreign plans, which are effective for fiscal years ending after June 15, 2004. The provisions of Statement 132(R) are effective for nonpublic companies and foreign plans for fiscal years ending after June 15, 2004. The interim-period disclosures are required in interim periods beginning after December 15, 2003 (March 31, 2004 for a calendar year-end company). The adoption of the final interpretation did not have a material impact on its financial statements.

The SEC recently issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition, to update SAB 101, Revenue Recognition in Financial Statements (codified in Topic 13: Revenue Recognition), primarily for the following reasons:

•	to reflect the issuance of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Because some revenue arrangements contain multiple deliverables, the staff believes that an entity should determine the units of accounting in an arrangement before applying the guidance in SAB 104.

•	to delete the guidance on reporting revenues gross as a principal or net as an agent because EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” provides that guidance.

•	to rescind SAB 101: Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers (FAQ) and incorporate selected portions of the FAQ into Topic 13. The FAQ permitted registrants to elect a policy of not recognizing any revenue on equipment sold on an installed basis until installation is complete. Because EITF Issue 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the criteria in paragraph 9 are met, this election is no longer available to registrants upon adoption of EITF Issue 00-21.

Since SAB 104 is not creating new GAAP, the issuance of SAB 104 should not be considered a change in accounting principle. The implementation of SAB 104 is not expected to have a material impact on the financial statements of the Company.

     Stock Based Compensation

     As of March 31, 2004, the Company has a stock-based employee compensation plan, the 1998 Stock Incentive Plan, as amended (the “Incentive Plan”), as described in Note 9 of the Company’s consolidated financial statements included in the Form 10-K. The Company applies APB No. 25 and related interpretations in accounting for the Incentive Plan, which is an acceptable method for accounting for stock-based employee compensation, despite the adoption of SFAS No. 123. Accordingly, no compensation expense has been recognized by the Company for fixed stock option awards under the Incentive Plan. Had compensation expense for options granted under the Incentive Plan and outside of the Incentive Plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Three Months	For the Three Months
	Ended March 31, 2004	Ended March 31, 2003
Net Loss:
As reported	$(995,770)	$(652,604)
Pro Forma	$(1,305,159)	$(1,357,553)
Net Loss per share – basic and diluted:
As reported	$(.02)	$(.02)

Pro Forma	$(.03)	$(.04)

      Geographic Segments

     The Company’s operations are located in the United States, except for a sales office in Belgium. Thus, substantially all of the Company’s assets are located domestically. Sales information by geographic area for the three months ended March 31, 2004 and 2003 is as follows:

	For the Three Months	For the Three Months
	Ended March 31, 2004	Ended March 31, 2003
United States	$6,663,997	$5,648,499
Foreign	422,043	439,017

Consolidated Net Sales	$7,086,040	$6,087,516

     The table below presents net sales by major product category for the three months ended March 31, 2004 and 2003:

	For the Three Months	For the Three Months
	Ended March 31, 2004	Ended March 31, 2003
Ports	$4,450,059	$4,550,021
Port Accessories	1,182,131	584,118
Catheters	829,221	767,990
Pumps	516,925	0
All other	107,704	185,387

Consolidated Net Sales	$7,086,040	$6,087,516

2.	Inventories

     A summary of inventories is as follows:

	March 31, 2004	December 31, 2003
Raw Materials	$3,756,080	$3,351,601
Work in process	330,039	507,305
Finished Goods	3,515,802	3,734,431
Less inventory reserves	(2,005,359)	(2,041,543)

	$5,596,562	$5,551,794

3.	Earnings Per Share

     A summary of the calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2004			March 31, 2003
	Net Loss Numerator	Shares Denominator	Per-share Amount	Net Loss Numerator	Shares Denominator	Per-share Amount
EPS – basic and diluted	$(995,770)	43,888,084	$(.02)	$(652,604)	33,904,765	$(.02)

     Options to purchase 9,244,417 shares of common stock and warrants to purchase 424,448 shares of common stock were outstanding as of March 31, 2004, but are not included in the computation of the March 31, 2004 diluted EPS because the effect would be anti-dilutive. The options have exercise prices ranging from $0.35 to $14.63 and expire between 2008 and 2014. Warrants to purchase 299,448 shares of common stock have an exercise price of $0.01 and expire in 2012. Subsequent to March 31, 2004, these warrants were exercised in full. Warrants to purchase 25,000 shares of common stock have an exercise price of $1.22 and expire in 2011. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.93 and expire in 2005. Warrants to purchase 50,000 shares of common stock have an exercise price of $0.69 and expire in 2006.

     Options to purchase 9,445,900 shares of common stock and warrants to purchase 823,619 shares of common stock were outstanding as of March 31, 2003, but are not included in the computation of the March 31, 2003 diluted EPS because the effect would be anti-dilutive. The options had exercise prices ranging from $0.43 to $14.63 and expire between 2008 and 2013. Warrants to purchase 748,619 shares of common stock had an exercise price of $.01 per share and expired in 2012. Warrants to purchase 25,000 shares of common stock had an exercise price of $1.22 and expired in 2011. Warrants to purchase 50,000 shares of common stock had an exercise price of $0.93 and expired in 2005.

4.	Long-Term Debt

     On March 1, 2002, the Company entered into certain agreements with ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth Associates L.P. (“Commonwealth”) to recapitalize the Company (the “Recapitalization”). The Company completed the Recapitalization on March 16, 2002. The following is a summary of certain material provisions of the Recapitalization:

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

     Under the Note Purchase Agreement, the Events of Default include, but are not limited to, failure to pay an obligation when due, failure to comply with obligations under an Amended and Restated Securityholders Agreement (the “Securityholders Agreement”) or the Co-Promotion Agreement with Medtronic (as amended), under which the Company promotes and provides technical advice for Medtronic’s implantable drug delivery systems which are used for the treatment of hepatic arterial infusion and malignant pain, breach of any covenant which remains uncured for 15 days, bankruptcy, a change of control and failure to obtain shareholder approval of certain proposals related to the Recapitalization at the Company’s 2002 annual meeting of shareholders (the “2002 Annual Meeting”) within 195 of the closing date of the Recapitalization (March 16, 2002). On September 17, 2002, at the 2002 Annual Meeting, the Company’s shareholders approved all such proposals relating to the Recapitalization. Generally, upon an Event of Default, the holders of a majority of the aggregate principal amount of Convertible Notes outstanding may declare the unpaid principal and interest on the Notes immediately due and payable. Additionally, Medtronic may, upon a breach by the Company of its obligations (after applicable cure periods) under the Co-Promotion Agreement or a breach of covenants in the Convertible Notes held by Medtronic, declare the unpaid principal and interest on such Notes immediately due and payable.

     Also, if the Company defaults under the Note Purchase Agreement, it will be in default under the Loan Agreement with LaSalle (as described below) pursuant to the cross-default provisions contained therein. At March 31, 2004, the aggregate amount of indebtedness which would be subject to acceleration under the Note Purchase Agreement, the Company’s credit facility with LaSalle (as described below) and the Junior Note (as described below), causing the same to become immediately due and payable, was approximately $17.2 million.

     The holders of the Convertible Notes have converted in the aggregate a total of $270,000 of the Convertible Notes into 27,000,000 shares of the Company’s common stock at a conversion price of $0.01 per share. An aggregate principal amount of $14,763,000 of Convertible Notes remains outstanding at March 31, 2004. This 27,000,000 shares also includes 3,300,000 shares which were issued to ComVest upon conversion of the Bridge Note (as described below). In connection with the Recapitalization, the Company issued to ComVest a Convertible Bridge Note (the “Bridge Note”). ComVest converted this Bridge Note into 3,300,000 shares of the Company’s common stock at a conversion price of $0.01 per share in 2002, As a result of such conversion, the Bridge Note has been extinguished.

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

     Effective December 23, 2002, the Company and the Lender amended the Loan Agreement (the “December 2002 Amendment”) to, among other things, amend certain financial maintenance covenants. These covenants, include, but are not limited to, the following:

•	maintaining Tangible Net Worth of $7,500,000 for the quarters ending December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, and $8,000,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as the Company’s shareholders’ equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of Statement of Financial Accounting Standards (“SFAS”) No. 142 as determined solely by the Lender on a consistent basis plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender);

•	maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of 0.15 to 1.0 for the fiscal quarter ending December 31, 2002, 0.3 to 1.0 for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003, 0.50 to 1.0 for the fiscal quarter ending December 31, 2003, 0.75 to 1.0 for the fiscal quarter ending March 31, 2004 and 1.0 to 1.0 for the fiscal quarter ending June 30, 2004 and for each fiscal quarter thereafter, which was revised in the April 2004 Amendment described below to 0.50 to 1.0 for the fiscal quarter ending March 31, 2004 and each fiscal quarter after March 31, 2004;

•	maintain EBITDA, based on the immediately preceding four fiscal quarters, of $750,000 on December 31, 2002, $1,350,000 on March 31, 2003, $1,475,000 on June 30, 2003 and September 30, 2003, $2,500,000 on December 31, 2003, $3,675,000 on March 31, 2004 and

$4,900,000 on June 30, 2004 and each fiscal quarter thereafter, which was revised in the April 2004 Amendment described below to $2,000,000 on each of March 31, 2004, June 30, 2004 and September 30, 2004 and $2,250,000 on December 31, 2004 and thereafter; and

•	limit capital expenditures to no more than $1,500,000 during any fiscal year.

     The December 2002 Amendment established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of March 31, 2004 and December 31, 2003, the Company had $3.6 million and $2.8 million, respectively, available for borrowing under the revolving portion of the Loan Agreement. As of March 31, 2004 and December 31, 2003, the Company had $666,667 and $833,333, respectively, in borrowings outstanding under the Term Loan. The Company had no borrowings outstanding under the revolving loan as of March 31, 2004 and December 31, 2003. As of March 31, 2004, the Company believes it was in compliance with all covenants in the Loan Agreement (as amended by the December 2002 Amendment and the April 2004 Amendment) set forth above.

     In April 2004, the Company amended the Loan Agreement to, among other things, (i) amend the termination provisions of the Loan Agreement to provide the Company the ability to terminate the Loan Agreement prior to the end of the term thereof by paying in full all outstanding liabilities at such time (subject to a prepayment penalty under certain circumstances) and (ii) modify certain financial covenants contained therein (the “April 2004 Amendment”). The financial covenants amended in the April 2004 Amendment are set forth above.

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

     The Company must repay the Term Loan in 36 equal monthly installments of $55,556 commencing April 2002. The Loan Agreement will automatically renew for one-year terms unless (i) the Lender demands repayment on the Termination Date, (ii) the due date is accelerated as a result of an Event of Default, (iii) the Company gives 90 days notice of its intent to terminate and pays all amounts due in full, (iv) the Company terminates the Loan Agreement prior to the end of the term by giving 10 days notice to Lender of its intent to terminate and pays all amounts due in full or (v) the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date (March 15, 2004) of the Convertible Notes at least thirty days past the date of the original term (March 17, 2005) or any applicable renewal term. In October 2003, the maturity date of the Convertible Notes was extended to July 16, 2005.

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

dividend yield of 0%, expected life of 3 years, expected volatility of 112.2% and a risk free interest rate of 2.43%) as a reduction of the gain on early extinguishment of debt. Effective as of April 30, 2004, these warrants have been exercised in full and cancelled.

     A Junior Note (the “Junior Note”) issued in favor of Bank of America in the amount of $2 million bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a principal payment on the Junior Note of $22,500 is payable on the first day of each month until maturity of the Junior Note, at which time a balloon payment of $920,000 is due.

5.	Related-Party Transactions

     Harold Blue, who was appointed to the Company’s Board of Directors in March 2003, serves as the President of Commonwealth Associates Group Holdings, LLC (“CAGH”). ComVest is an affiliated entity of CAGH. In connection with the Recapitalization, in March 2002, the Company issued Convertible Notes to ComVest in the principal amount equal to $4,400,000. During the first quarter of fiscal 2004 and of fiscal 2003, the Company paid an aggregate of $86,443 and $86,900 in interest to ComVest on the Convertible Notes issued to ComVest.

     In the first quarter of 2004, the Company recorded a one-time charge to earnings related to separation payments payable to each of the Company’s former Chief Executive Officer and the Company’s former President, each of whom resigned his position with the Company during the first quarter of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q for more information concerning this charge and its impact on the Company’s results of operations.

     The Company had unsecured loans to a former CEO, a former President of the Company, and a former Vice Chairman of the Board of the Company in the form of notes receivable. In March 2002, approximately $342,000 was paid to the Company by the former CEO of the Company and the former President of the Company in full settlement of their outstanding balances, which included accrued interest. During the third quarter of 2003, the notes that are payable by the former Vice Chairman of the Board were amended to provide for payment by the former Vice Chairman of the Board of principal and interest outstanding of $170,830 under the notes in 12 equal monthly installments, commencing on July 15, 2003. The loans payable by the former Vice Chairman of the Board remain outstanding, with a balance of $43,563 as of March 31, 2004, in compliance with the amended agreement.

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

     As described in Note 4 to the interim condensed consolidated financial statements contained herein, the Loan Agreement sets forth certain Events of Default, the occurrence of which would allow the Lender to accelerate the Company’s obligations under the Loan Agreement (see Note 4 to these interim condensed consolidated financial statements). Also as described in Note 4 above, the Note Purchase Agreement contains certain events of default which could allow the holders of the Convertible Notes to accelerate the due date for payment of the Convertible Notes (see Note 4 to these interim condensed consolidated financial statements).

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

     A summary of the Company’s intangible assets as of March 31, 2004 is as follows:

     Indefinite lived intangible assets:

Goodwill:	$15,650,356

     Finite lived intangible assets as of March 31, 2004, subject to amortization expense, are comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Patents	$8,218,000	$(3,622,719)	$4,595,281
Non-compete and consulting Agreements	2,308,727	(2,247,638)	61,089
Debt issuance costs	1,751,227	(1,463,020)	288,207
Other	212,702	(138,569)	74,133

Total	$12,490,656	$(7,471,946)	$5,018,710

     Amortization expense for finite lived intangible assets was $324,693 for the three months ended March 31, 2004. The expected amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Remaining 2004	$788,437
2005	684,509
2006	599,724
2007	599,724
2008	569,161
2009	454,404
Thereafter	1,322,751

$5,018,710

8.	Shareholders’ Equity

     The exercise of stock options added $92 and $61,478 to Common Stock and Additional Paid in Capital in the three months ended March 31, 2004, respectively. The repayment of Notes Receivable from a former Vice Chairman of the Board, as discussed in Note 5, reduced the Shareholder Note receivable in the equity section, by $42,979 during the three months ended March 31, 2004.

9.	Subsequent Event

     On May 13, 2004, the Company announced that it had entered into an Agreement and Plan of Merger with RITA Medical Systems, Inc. (“Rita”) and Hornet Acquisition Corp., a wholly owned subsidiary of Rita (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each shareholder of the Company will receive 0.4212 (the “Exchange Ratio”) of a RITA share for each share of the Company’s common stock held. The Exchange Ratio will also be applied to all outstanding options and warrants of the Company. Based on the Exchange Ratio, RITA expects to issue approximately 18,644,039 shares in the merger and assume options and warrants for an additional 3,935,110 shares. The closing of the merger is subject to a number of closing conditions, including the approval of the merger by the Company’s shareholders and Rita’s stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

     For a discussion of critical accounting policies utilized by the Company, see the Form 10-K. Since the date of the Form 10-K, there has been no material change in the Company’s critical accounting policies.

Results of Operations

First Quarter of 2004 Compared to First Quarter of 2003

     Net Sales. Net sales increased 16% to $7.1 million for the first quarter of 2004 from $6.1 million for the first quarter of 2003. This increase is primarily attributable to continued growth from the Vortex® family of products and increased traction by the Company’s direct sales force as they continue to expand their call points, combined with the addition of Medtronic’s IsoMed® HAI product line in June 2003.

     Gross Profit. Gross profit increased to $4.2 million, or 59.6% of net sales, for the first quarter of 2004 from $3.6 million, or 59.7% of net sales, for the first quarter of 2003. Gross margins remained stable, continuing to reflect the manufacturing efficiencies realized in the Company’s previous fiscal quarters.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased to approximately $4.6 million for the first quarter of 2004 compared with $3.6 million for the first quarter of 2003. This increase is primarily attributable to a one-time charge of approximately $1.026 million taken by the Company in the first quarter of 2004 for separation payments payable to each of the Company’s former Chief Executive Officer and the Company’s former President, each of whom resigned his position with the Company during the first quarter of 2004. SG&A as a percentage of net sales increased to 65% for the first quarter of 2004 from 60% for the first quarter of 2003 due primarily to the above-described separation payments. Exclusive of these one-time separation costs, SG&A remained stable for the first quarter of 2004 compared with the first quarter of 2003.

     Interest Expense. Interest expense, net of interest income, decreased by approximately $58,000 from $627,662 for the first quarter of 2003 to $569,574 for the first quarter of 2004. This decrease is the result of lower total outstanding debt in the first quarter of 2004.

     Net Loss. The net loss for the first quarter of 2004 was $995,770 or $(.02) per share compared with a net loss of $652,604 or $(.02) per share for the first quarter of 2003. Excluding the effects of the one time separation related charges referred to above, net income for the first quarter of 2004 would have been $29,810.

     Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). EBITDA was $(94,173) for the first quarter of 2004, compared with $348,871 for the first quarter of 2003. In 2004, the contribution to gross profit from the increase in sales was more than offset by the one-time separation related charges referred to above, thus causing the decline in EBITDA as compared with the first three months of 2003.

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

     Income Taxes. The Company generated income tax loss during the three months ended March 31, 2004 and 2003. Management currently believes that the Company will continue in an income tax loss position throughout 2004. The Company is entitled to the benefits of certain net operating loss carryforwards. As of March 31, 2004, management has determined that it is appropriate to provide a valuation allowance to fully reserve deferred tax assets. Management will continually evaluate the valuation allowance on the deferred tax assets. As a result of the conversion to common stock of debt issued in the Recapitalization in 2002, the Company had a change in control for income tax purposes. Section 382 of the Code restricts the utilization of NOL carryforwards and the benefit of certain built in losses when there has been a change in control as defined in the tax code. Management is in the process of determining the tax implications of the change of control.

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

Reconciliation of EBITDA To Net Loss

     The reconciliation of EBITDA to net loss, which management believes is the most directly comparable financial measure calculated and presented in accordance with GAAP, is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
EBITDA	$(94,173)	$348,871
Deduct:
Depreciation & Amortization in Cost of Goods Sold	(33,418)	(51,674)
Depreciation & Amortization in Selling, General, and Administrative expenses	(298,605)	(322,139)
Interest expense, net	(569,574)	(627,662)

Net Loss	$(995,770)	$(652,604)

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

     Net cash provided by operating activities was $91,884 for the three months ended March 31, 2004 compared with net cash used in operating activities of $1,076 for the three months ended March 31, 2003. The decrease in net cash used in operations during 2004 compared to 2003 was attributable to a combination of improved accounts receivable collections, decreased inventory spending, and increased contribution from operations, exclusive of the one-time charge related to the separation payments in the first quarter of 2004, as described above, which are represented in the accrued liabilities on the Company’s balance sheet at March 31, 2004.

     Net cash used in investing activities was $33,993 for the three months ended March 31, 2004, as compared to net cash used in investing activities of approximately $158,000 for the first quarter of 2003. Cash used in investing activities in the first quarter of 2004 consisted of capital expenditures, offset by proceeds from the payment of the notes receivable from the former Vice Chairman of the Company. Cash used in investing activities in 2003 consisted of cash paid for the acquisition of intangible assets as a result of the Company’s acquisition of a portion of the business of one of its former independent distributors. In addition, cash used in investing activities in 2003 included capital expenditures for the Company’s facilities and cash proceeds from the payment of the note issued by the Company in connection with the sale of the Company’s distribution segment (Stepic) in September 2002.

     Net cash used in financing activities was $326,566 for the three months ended March 31, 2004 compared to net cash used in financing activities of $457,068 for the first quarter of 2003. Financing activities in both 2004 and 2003 consisted primarily of principal payments on long term debt. In 2004, this was partially offset by the proceeds from the exercise of stock options and warrants of the Company.

     On March 1, 2002, the Company entered into certain agreements with ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth Associates L.P. (“Commonwealth”) to recapitalize the Company (the “Recapitalization”). The Company completed the Recapitalization on March 16, 2002. The following is a summary of certain material provisions of the Recapitalization:

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

     Under the Note Purchase Agreement, the Events of Default include, but are not limited to, failure to pay an obligation when due, failure to comply with obligations under an Amended and Restated Securityholders Agreement (the “Securityholders Agreement”) or the Co-Promotion Agreement with Medtronic (as described below), breach of any covenant which remains uncured for 15 days, bankruptcy, a change of control and failure to obtain shareholder approval of certain proposals related to the Recapitalization at the Company’s 2002 annual meeting of shareholders (the “2002 Annual Meeting”) within 195 of the closing date of the Recapitalization (March 16, 2002). On September 17, 2002, at the 2002 Annual Meeting, the Company’s shareholders approved all such proposals relating to the Recapitalization. Generally, upon an Event of Default, the holders of a majority of the aggregate principal amount of Convertible Notes outstanding may declare the unpaid principal and interest on the Notes immediately due and payable. Additionally, Medtronic may, upon a breach by HMP of its obligations (after applicable cure periods) under the Co-Promotion Agreement or a breach of covenants in the Convertible Notes held by Medtronic, declare the unpaid principal and interest on such Notes immediately due and payable.

     Also, if the Company defaults under the Note Purchase Agreement, it will be in default under the Loan Agreement with LaSalle (as described below) pursuant to the cross-default provisions contained therein. At March 31, 2004, the aggregate amount of indebtedness which would be subject to acceleration under the Note Purchase Agreement, the Company’s credit facility with LaSalle (as described below) and the Junior Note (as described below), causing the same to become immediately due and payable, was approximately $17.2 million.

     The holders of the Convertible Notes have converted in the aggregate a total of $270,000 of the Convertible Notes into 27,000,000 shares of the Company’s common stock at a conversion price of $0.01 per share. An aggregate principal amount of $14,763,000 of Convertible Notes remains outstanding at March 31, 2004. This 27,000,000 shares also includes 3,300,000 shares which were issued to ComVest upon conversion of the Bridge Note (as described below). In connection with the Recapitalization, the Company issued to ComVest a Convertible Bridge Note (the “Bridge Note”). ComVest converted this Bridge Note into 3,300,000 shares of the Company’s common stock at a conversion price of $0.01 per share in 2002, As a result of such conversion, the Bridge Note has been extinguished.

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

     Effective December 23, 2002, the Company and the Lender amended the Loan Agreement (the “December 2002 Amendment”) to, among other things, amend certain financial maintenance covenants. These covenants, include, but are not limited to, the following:

•	maintaining Tangible Net Worth of $7,500,000 for the quarters ending December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, and $8,000,000 for the quarter ending December 31, 2003 and each quarter thereafter (Tangible Net Worth is defined as the Company’s shareholders’ equity including retained earnings less the book value of all intangible assets, prepaid and non-cash items arising from the transactions contemplated by the Loan Agreement and goodwill impairment charges recorded as a result of Statement of Financial Accounting Standards (“SFAS”) No. 142 as determined solely by the Lender on a consistent basis plus the amount of any LIFO reserve plus the amount of any debt subordinated to the Lender);

•	maintaining fixed charge coverage (ratio of EBITDA to fixed charges) of 0.15 to 1.0 for the fiscal quarter ending December 31, 2002, 0.3 to 1.0 for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003, 0.50 to 1.0 for the fiscal quarter ending December 31, 2003, 0.75 to 1.0 for the fiscal quarter ending March 31, 2004 and 1.0 to 1.0 for the fiscal quarter ending June 30, 2004 and for each fiscal quarter thereafter, which was revised in the April 2004 Amendment described below to 0.50 to 1.0 for the fiscal quarter ending March 31, 2004 and each fiscal quarter after March 31, 2004;

•	maintain EBITDA, based on the immediately preceding four fiscal quarters, of $750,000 on December 31, 2002, $1,350,000 on March 31, 2003, $1,475,000 on June 30, 2003 and September 30, 2003, $2,500,000 on December 31, 2003, $3,675,000 on March 31, 2004 and $4,900,000 on June 30, 2004 and each fiscal quarter thereafter, which was revised in the April 2004 Amendment described below to $2,000,000 on each of March 31, 2004, June 30, 2004 and September 30, 2004 and $2,250,000 on December 31, 2004 and thereafter; and

•	limit capital expenditures to no more than $1,500,000 during any fiscal year.

     The December 2002 Amendment also established a $10 million revolving loan limit and provided that, commencing January 1, 2003, the Company shall pay to the Lender an annual facility fee of $100,000. As of March 31, 2004 and December 31, 2003, the Company had $3.6 million and $2.8 million, respectively, available for borrowing under the revolving portion of the Loan Agreement. As of March 31, 2004 and December 31, 2003, the Company had $666,667 and $833,333, respectively, in borrowings outstanding under the Term Loan. The Company had no borrowings outstanding under the revolving loan as of March 31, 2004 and December 31, 2003.

     As of March 31, 2004, the Company believes it was in compliance with all covenants in the Loan Agreement (as amended by the December 2002 Amendment and the April 2004 Amendment) set forth above.

     In April 2004, the Company amended the Loan Agreement to, among other things, (i) amend the termination provisions of the Loan Agreement to provide the Company the ability to terminate the Loan Agreement prior to the end of the term thereof by paying in full all outstanding liabilities at such time (subject to a prepayment penalty under certain circumstances) and (ii) modify certain financial covenants contained therein (the “April 2004 Amendment”). The financial covenants amended in the April 2004 Amendment are set forth above.

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

     The Company must repay the Term Loan in 36 equal monthly installments of $55,556 commencing April 2002. The Loan Agreement will automatically renew for one-year terms unless (i) the Lender demands repayment on the Termination Date, (ii) the due date is accelerated as a result of an Event of Default, (iii) the Company gives 90 days notice of its intent to terminate and pays all amounts due in full, (iv) the Company terminates the Loan Agreement prior to the end of the term by giving 10 days notice to Lender of its intent to terminate and pays all amounts due in full or (v) the Lender elects to terminate on or after February 1, 2004 as a result of a Termination Event. A Termination Event is defined as the failure of Medtronic, ComVest or any Additional Note Purchaser to extend the maturity date (March 15, 2004) of the Convertible Notes at least thirty days past the date of the original term (March 17, 2005) or any applicable renewal term. In October 2003, the maturity date of the Convertible Notes was extended to July 16, 2005.

     Pursuant to the LaSalle credit facility, the Company also issued to LaSalle and SFB warrants to purchase up to an aggregate of 748,619 shares of common stock at an exercise price of $.01 per share. The Company recorded the estimated fair value of the warrant as of March 18, 2002 of approximately $695,000, determined using the Black-Scholes model (using weighted average assumptions as follows: dividend yield of 0%, expected life of 3 years, expected volatility of 112.2% and a risk free interest rate of 2.43%) as a reduction of the gain on early extinguishment of debt. Effective as of April 30, 2004, these warrants have been exercised in full and cancelled.

     A Junior Note (the “Junior Note”) issued in favor of Bank of America in the amount of $2 million bears interest at a rate of 6% per annum, payable monthly beginning April 2002, and matures on March 15, 2007. Beginning on May 1, 2003, a principal payment on the Junior Note of $22,500 is payable on the first day of each month until maturity of the Junior Note.

Recently Issued Accounting Standards

     Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

Forward-looking Statements

     Certain statements made in this quarterly report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the possible inadequacy of the Company’s cash flow from operations and cash available from external financing, the possibility of a breach of covenants in the Company’s senior credit facility, the satisfaction of which cannot be objectively determined, the inability to efficiently manufacture different products, the possible failure to successfully commence the manufacturing of new products, the possible failure to maintain or increase production volumes of new or existing products in a timely or cost-effective manner, the possible failure to maintain compliance with applicable licensing or regulatory requirements, the dependence on patents, trademarks, licenses and proprietary rights, the Company’s potential exposure to product liability, the inability to introduce new products, the Company’s reliance on a few large customers, the Company’s dependence on key personnel, the fact that the Company is subject to control by certain shareholders, pricing pressure related to healthcare reform and managed care and other healthcare provider organizations, the possible failure to comply with applicable federal, state or foreign laws or regulations, limitations on third-party reimbursement, the highly competitive and fragmented nature of the medical devices industry, deterioration in general economic conditions and the Company’s ability to pay its indebtedness.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Like other companies, the Company is exposed to market risks relating to fluctuations in interest rates. Borrowings under the LaSalle Credit Facility accrue interest at annual rate of prime plus 2%, plus an additional 2% upon the occurrence of an event of default thereunder. As of March 31, 2004, the Company had $666,667 outstanding under the Term Loan portion of the LaSalle Credit Facility. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2004, the additional interest expense would be considered immaterial to the Company’s interim condensed consolidated financial position, results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and principal financial officer and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See “Item 3. Legal Proceedings” in the Form 10-K for the fiscal year ended December 31, 2003 for a discussion of legal proceedings affecting the Company. Except as described in Note 6 to these unaudited condensed consolidated financial statements included in this report, the contents of which are incorporated into this Item 1 by reference, there have been no material developments in such legal proceedings since the filing of the Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

3.1	—	Restated and Amended Articles of Incorporation of the Company, as amended to date, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of the Company, as amended to date, filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

4.1	—	See Articles 2, 3, 7 and 9 of the Restated and Amended Articles of Incorporation, as amended, filed as Exhibit 3.1 and Articles I and VII of the Amended and Restated Bylaws filed as Exhibit 3.2, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

4.2	—	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Registrant’s Form S-1 dated April 14, 1998 (SEC File No. 333-46349) and incorporated herein by reference.

4.3	—	Rights Agreement dated April 9, 1998 by and between the Company and Tapir Investments (Bahamas) Ltd., filed as Exhibit 4.3 to the Registrant’s Form 10-K dated March 31, 1999 (SEC File No. 000-24025) and incorporated herein by reference.

10.1	—	Separation Agreement, by and between the Company and Marshall B. Hunt, dated January 14, 2004, filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.2	—	Amendment to Employment Agreement between the Company and Robert J. Wenzel, dated February 26, 2004, as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.3	—	Second Amendment to Loan and Security Agreement, entered into on April 15, 2004, by and between Horizon Medical Products, Inc., and Standard Federal Bank National Association, acting by and through LaSalle Business Credit, LLC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 21, 2004 and incorporated herein by reference.

10.4	—	Amendment to Option Agreement, entered into on April 14, 2004, by and between Horizon Medical Products, Inc., and Robert J. Wenzel.

31.1	—	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On January 16, 2004, the Company filed a Current Report on Form 8-K relating to the resignation of Marshall Hunt as the Company’s Chief Executive Officer. On February 27, 2004, the Company furnished a Current Report on Form 8-K relating to the initial release of the Company’s results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

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

Dated: May 17, 2004